Form 10-Q
period 2007-06-30
Nielsen CO B.V.
filed 2007-08-16
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-142546-29

The Nielsen Company B.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-0366864
(State of incorporation)	(I.R.S. Employer Identification No.)

770 Broadway New York, New York 10003 (646) 654-5000	Ceylonpoort 5 2037 AA Haarlem The Netherlands +31 23- 546 3463

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Contents

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006 for the Successor	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2007 for the Successor and for the period from May 24, 2006 through June 30, 2006 for the Successor and for the periods from April 1, 2006 through May 23, 2006 and from January 1, 2006 through May 23, 2006 for the Predecessor	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2007 for the Successor and for the period from May 24, 2006 through June 30, 2006 for the Successor and for the period from January 1, 2006 through May 23, 2006 for the Predecessor	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66

Item 4T.	Controls and Procedures	67

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	69

Item 1A.	Risk Factors	69

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults Upon Senior Securities	69

Item 4.	Submission of Matters to a Vote of Security Holders	69

Item 5.	Other Information	69

Item 6.	Exhibits	69

Signatures		70

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Nielsen Company B.V.

Condensed Consolidated Balance Sheets

	Successor
	June 30, 2007	December 31, 2006
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$514	$631
Marketable securities	—	151
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $29 in 2007 and 2006	803	740
Prepaid expenses and other current assets	292	247
Assets of discontinued operations	—	545

Total current assets	1,609	2,314

Non-current assets
Property, plant and equipment, net	542	524
Goodwill	7,456	6,664
Other intangible assets, net	5,087	5,772
Deferred tax assets	129	106
Other non-current assets	883	719

Total assets	$15,706	$16,099

Liabilities, minority interests and shareholders’ equity:
Current liabilities
Accounts payable and other current liabilities	$1,021	$988
Deferred revenues	486	451
Income tax liabilities	118	252
Current portion of long-term debt, capital lease obligations and other short-term borrowings	358	212
Liabilities of discontinued operations	—	143

Total current liabilities	1,983	2,046

Non-current liabilities
Long-term debt and capital lease obligations	7,530	7,761
Deferred tax liabilities	1,761	1,901
Other non-current liabilities	478	372

Total liabilities	11,752	12,080

Commitments and contingencies (Note 13)

Minority interests	3	105

Shareholders’ equity:

7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at June 30, 2007 and December 31, 2006	58	58
Additional paid-in capital	4,154	4,122
Accumulated deficit	(448)	(313)
Accumulated other comprehensive income, net of income taxes	186	46

Total shareholders’ equity	3,951	3,914

Total liabilities, minority interests and shareholders’ equity	$15,706	$16,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Operations

	Successor			Predecessor
	Three Months ended June 30, 2007	Six Months ended June 30, 2007	May 24 - June 30, 2006	April 1 - May 23, 2006	January 1 - May 23, 2006
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,169	$2,241	$393	$623	$1,626

Cost of revenues, exclusive of depreciation and amortization shown separately below	522	1,022	195	307	787
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	399	785	165	197	554
Depreciation and amortization	112	223	43	47	126
Transaction costs	—	—	—	43	95
Restructuring costs	36	55	—	5	7

Operating income/(loss)	100	156	(10)	24	57

Interest income	8	16	2	3	8
Interest expense	(157)	(313)	(56)	(18)	(48)
Gain/(loss) on derivative instruments	4	13	(2)	(2)	(9)
Foreign currency exchange transaction (loss)/gain, net	(30)	(34)	53	(2)	(3)
Equity in net income of affiliates	4	6	3	4	6
Other (expense)/income, net	—	(2)	(2)	4	14

(Loss)/income from continuing operations before income taxes and minority interests	(71)	(158)	(12)	13	25

Benefit/(provision) for income taxes	7	20	(27)	(26)	(39)
Minority interests	2	2	—	—	—

Loss from continuing operations	(62)	(136)	(39)	(13)	(14)

Discontinued operations, net of tax	1	1	—	1	—

Net loss	(61)	(135)	(39)	(12)	(14)

Preferred stock dividends	—	—	—	(1)	(3)

Net loss available to common shareholders	$(61)	$(135)	$(39)	$(13)	$(17)

Net loss per common share, basic and diluted
Loss from continuing operations	NM	NM	NM	$(0.05)	$(0.06)
Discontinued operations	NM	NM	NM	—	—

Net loss per common share	NM	NM	NM	$(0.05)	$(0.06)

Weighted average common shares outstanding
Basic and diluted	NM	NM	NM	257,926,617	257,462,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows

	Successor		Predecessor
	Six months ended June 30, 2007	May 24 - June 30, 2006	January 1 - May 23, 2006
(IN MILLIONS)	(Unaudited)	(Unaudited)
Net cash (used in)/provided by operating activities	$(12)	$41	$79

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(374)	(10)	(57)
Proceeds/(payments) from sale of subsidiaries and affiliates, net	389	—	(3)
Additions to property, plant and equipment and other assets	(66)	(11)	(45)
Additions to intangible assets	(47)	(7)	(24)
Purchases of marketable securities	(31)	(16)	(56)
Sale and maturities of marketable securities	166	20	71
Other investing activities	(4)	(6)	17

Net cash provided by/(used in) investing activities	33	(30)	(97)

Financing Activities
Proceeds from issuances of debt	292	—	—
Repayment of debt	(444)	(111)	(466)
Stock activity of subsidiaries, net	—	—	(9)
Decrease in other short-term borrowings	(4)	(15)	(6)
Cash dividends paid to shareholders	—	(7)	—
Activity under stock plans	(3)	(66)	40
Settlement of derivatives and other financing activities	—	(15)	212

Net cash used in financing activities	(159)	(214)	(229)

Effect of exchange-rate changes on cash and cash equivalents	21	(7)	61

Net decrease in cash and cash equivalents	(117)	(210)	(186)

Cash and cash equivalents at beginning of period	631	833	1,019

Cash and cash equivalents at end of period	$514	$623	$833

Supplemental Cash Flow Information
Cash paid for income taxes	$(48)	$(3)	$(30)
Cash paid for interest, net of amounts capitalized	$(273)	$(34)	$(53)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

The Nielsen Company B.V. (the “Company” or “Nielsen”) is a global information and media company with leading market positions and recognized brands. Nielsen is organized into three segments: Consumer Services (e.g., ACNielsen), Media (e.g., Nielsen Media Research) and Business Media (e.g., Billboard, The Hollywood Reporter). Nielsen is active in more than 100 countries, with its headquarters located in Haarlem, the Netherlands and New York, USA.

On May 24, 2006, Nielsen was acquired through a tender offer to shareholders by Valcon Acquisition B.V. (“Valcon”), an entity formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, the “Sponsors”). Valcon’s cumulative purchases totaled 99.4% of Nielsen’s outstanding common shares as of June 30, 2007. Valcon acquired 100% of the preferred B shares in the period from May 24, 2006 to December 31, 2006 which were subsequently canceled. Valcon intends to acquire the remaining Nielsen common shares through a statutory squeeze-out procedure, pursuant to Dutch legal and regulatory requirements, which is expected to be completed in 2007. The common and preferred shares were delisted from the Euronext Amsterdam on July 11, 2006.

Nielsen became a subsidiary of Valcon upon the consummation of the acquisition by Valcon (the “Valcon Acquisition”). Valcon’s cost of acquiring Nielsen has been pushed-down to establish the new accounting basis in Nielsen. Although Nielsen continues as the same legal entity after the Valcon Acquisition, the accompanying condensed consolidated statements of operations and cash flows are presented for two periods: Predecessor and Successor, which relate to periods preceding and succeeding the Valcon Acquisition. These separate periods are presented to reflect the new accounting basis established for Nielsen as of the acquisition date and have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The Successor portion of the financial statements also reflects the push-down of Valcon’s borrowings under its senior secured bridge facility, which was used to fund a portion of the Valcon Acquisition, and was repaid with funds borrowed by Nielsen and certain of its subsidiaries and equity contributions from the Sponsors.

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g. Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The accounting policies followed by Nielsen in the Successor period are consistent with those of the Predecessor period, except for those adjustments related to the adoption of Financial Accounting Standards Board (“FASB”)

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. Certain reclassifications have been made to the prior period amounts to conform to the June 30, 2007 presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2006 and for the period from May 24, 2006 through December 31, 2006 for the Successor and for the period from January 1, 2006 through May 23, 2006 for the Predecessor, included in the Company’s prospectus and registration statement on Form S-4, as amended, filed and declared effective as of August 1, 2007 with the Securities and Exchange Commission (see Note 15 “Subsequent Events”).

2. Summary of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115”, which permits companies to choose to measure certain items at fair value and to report unrealized gains and losses on items for which the fair value option is elected in earnings. This statement is effective for fiscal years beginning after November 15, 2007. Nielsen is currently evaluating the impact of adopting SFAS No. 157 and SFAS No. 159 on its financial statements.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

3. Business Acquisitions

Valcon Acquisition

The following summarizes the final allocation of the Valcon Acquisition purchase price based on estimated fair values of the assets acquired and liabilities assumed as of May 24, 2006. As a result of the final allocation, customer related intangibles decreased by $460 million from preliminary estimates as of December 31, 2006. Other changes to the preliminary purchase price allocation were not significant.

(IN MILLIONS)	May 24, 2006
Purchase price	$9,911
Direct acquisition costs of Valcon	151

Aggregate purchase price	$10,062

Customer related intangibles	$2,826
Trade names and trademarks	2,099
Computer software	369
Other intangible assets	67
Property, plant and equipment	515
Current assets	1,935
Other non-current assets	1,196
Debt	(2,489)
Deferred income taxes	(1,842)
Other current liabilities	(1,131)
Other long term liabilities	(392)
Deferred revenue	(380)
Minority interest	(102)
Goodwill	7,391

Total purchase price assigned	$10,062

The following unaudited pro forma financial information presents the consolidated results of operations as if the Valcon Acquisition occurred on January 1, 2006, after including certain pro forma adjustments for interest expense, depreciation and amortization, sponsor fees, pension expense and related income taxes. The pro forma financial information is not necessarily indicative of the combined results of operations had the Valcon Acquisition occurred at that date or the results of operations that may be obtained in the future.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
(IN MILLIONS)	(actual)	(pro forma)	(actual)	(pro forma)
Revenues	$1,169	$1,016	$2,241	$2,019
Loss from continuing operations	(62)	(89)	(136)	(157)

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Successor

For the six months ended June 30, 2007, Nielsen completed several acquisitions with an aggregate consideration, net of cash acquired, of $384 million and deferred consideration up to a maximum of $1 million, contingent on future performance. Goodwill increased by $277 million as a result of these acquisitions. The most significant acquisitions were the purchase of the remaining minority interest of Nielsen BuzzMetrics ($47 million), on June 4, 2007 and the purchase of the remaining minority interest of Nielsen//NetRatings ($328 million, including $33 million to settle all outstanding share-based awards), on June 22, 2007. Had these acquisitions occurred as of January 1, 2007, the impact on Nielsen’s consolidated results of operations would have been immaterial. Prior to these acquisitions both Nielsen//NetRatings and Nielsen BuzzMetrics were consolidated subsidiaries of Nielsen up to the ownership interest. The allocation of the purchase price of Nielsen//NetRatings and Nielsen BuzzMetrics is preliminary.

The purchase of the remaining minority interests of Nielsen BuzzMetrics and Nielsen//NetRatings will allow Nielsen to consolidate its internet information services into a single service unit.

During the period May 24, 2006 to June 30, 2006, there were no acquisitions made by Nielsen.

Predecessor

Nielsen completed several acquisitions during the period January 1, 2006 to May 23, 2006, with an aggregate consideration of $67 million, net of cash acquired. Had these acquisitions occurred at the beginning of the periods, the impact on Nielsen’s (Predecessor) consolidated results of operations would have been immaterial.

4. Business Divestitures

Business Media Europe

On February 8, 2007, Nielsen completed the sale of a significant portion of its Business Media Europe (BME) unit for $414 million in cash. During the three and six months ended June 30, 2007, Nielsen recorded a gain on sale of discontinued operations of $3 million, related to a pension curtailment gain, and $17 million, respectively. The gain for the six months ended June 30, 2007 includes $14 million for BME’s previously recognized currency translation adjustments from the date of the Valcon Acquisition to the date of sale. No other material gain was recognized on the sale because the sales price approximated the carrying value.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Summarized results of operations for discontinued operations are as follows:

	Successor			Predecessor
(IN MILLIONS)	Three months ended June 30, 2007	Six months ended June 30, 2007	May 24 - June 30, 2006	April 1 - May 23, 2006	January 1 - May 23, 2006
Revenues	$—	$18	$35	$42	$106
Operating (loss)/income	(2)	(18)	2	(2)	1
Loss before income taxes	(2)	(20)	—	—	(1)
Income tax benefit/(expense)	—	4	—	(1)	(2)

Net loss	(2)	(16)	—	(1)	(3)
Gain on sale, net of tax(1)	3	17	—	2	3

Income from discontinued operations	$1	$1	$—	$1	$—

(1)	Gain on sale, net of tax, for the Predecessor periods relate to divestitures other than BME.

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2007.

(IN MILLIONS)	Consumer Services	Media	Business Media	Total
Balance, December 31, 2006	$2,943	$2,731	$990	$6,664

Adjustments related to the Valcon Acquisition	(71)	518	(8)	439
Effect of foreign currency translation	76	—	—	76
2007 acquisitions	2	275	—	277

Balance, June 30, 2007	$2,950	$3,524	$982	$7,456

At June 30, 2007, $644 million of the goodwill is expected to be deductible for income tax purposes.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Other Intangible Assets

	Gross Amounts Successor		Accumulated Amortization Successor
(IN MILLIONS)	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Indefinite-lived intangibles:
Trade names and trademarks	$2,013	$2,123	$—	$—

Amortized intangibles:
Trade names and trademarks	$97	$161	$(5)	$(2)
Customer-related intangibles	2,745	3,175	(189)	(106)
Covenants-not-to-compete	28	28	(17)	(10)
Computer software	484	427	(105)	(46)
Patents and other	40	24	(4)	(2)

Total	$3,394	$3,815	$(320)	$(166)

The amortization expense for the six months ended June 30, 2007 was $136 million. The amortization expense for the three months ended June 30, 2007 was $68 million. The amortization expense for the Predecessor period from April 1, 2006 to May 23, 2006 and for the Successor period from May 24, 2006 to June 30, 2006 was $28 million and $29 million, respectively. The amortization expense for the Predecessor period from January 1, 2006 to May 23, 2006 was $75 million.

The trade names associated with Nielsen Media Research and ACNielsen are deemed indefinite-lived intangible assets, as their associated brand awareness and recognition has existed for over 50 years and Nielsen intends to continue to utilize these trade names. There are also no legal, regulatory, contractual, competitive, economic or other factors that may limit their estimated useful lives. Nielsen reconsiders the remaining estimated useful life of indefinite-lived intangible assets each reporting period.

As discussed in Note 3, certain intangible asset values have been adjusted as part of the finalization of the allocation of the Valcon Acquisition purchase price.

6. Restructuring Activities

During 2007 and 2006, Nielsen initiated restructuring plans that primarily resulted in the involuntary termination of certain employees. A summary of the changes in the accrual balance for restructuring activities and a discussion of each of Nielsen’s restructuring plans is provided below:

(IN MILLIONS)	Transformation Initiative	Other	Total
Balance at December 31, 2006	$57	$6	$63
Accruals	55	—	55
Payments	(53)	(1)	(54)
Effect of foreign currency translation	2	—	2

Balance at June 30, 2007	$61	$5	$66

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Transformation Initiative

In December 2006, Nielsen announced its intention to expand current cost-saving programs to all areas of Nielsen’s operations worldwide. The Company further announced strategic changes as part of a major corporate transformation (“Transformation Initiative”). The Transformation Initiative is designed to make the Company a more successful and efficient enterprise. As such, the Company is in the process of reducing costs by streamlining corporate functions, centralizing certain operational and information technology functions, leveraging global procurement, consolidating real estate, and expanding outsourcing or offshoring of certain other operational and production processes.

These initiatives are expected to be implemented by the end of 2008. Nielsen incurred $24 million in severance costs for the three months ended June 30, 2007 and $1 million severance costs for the period April 1, 2006 to May 23, 2006. Nielsen also incurred $12 million in consulting fees and related costs, related to review of corporate functions and outsourcing opportunities, for the three months ended June 30, 2007 and $4 million in consulting fees and related costs for the period from April 1, 2006 to May 23, 2006, which amounts have been recorded at the time the obligation existed.

Nielsen incurred $34 million in severance costs for the six months ended June 30, 2007 and $1 million in severance costs for the period from January 1, 2006 to May 23, 2006. Nielsen also incurred $21 million in consulting fees and other related costs for the six months ended June 30, 2007 and $6 million in consulting fees and other related costs for the period January 1, 2006 to May 23, 2006. All severance and consulting fees have been or will be settled in cash.

Other

Other restructuring accruals at June 30, 2007 relate to Corporate Headquarters restructuring ($2 million), Consumer Services Europe Restructuring ($1 million) and Project Atlas ($2 million). These initiatives are expected to be completed by the end of 2007.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

7. Pensions and Other Post-Retirement Benefits

The following table provides the Company’s expense associated with pension benefits:

	Net Periodic Pension Cost
(IN MILLIONS)	The Netherlands	United States	Other	Total
Successor
Three months ended June 30, 2007

Service cost	$2	$—	$4	$6
Interest cost	7	4	6	17
Expected return on plan assets	(9)	(4)	(6)	(19)

Net periodic pension cost	$—	$—	$4	$4

Successor
Six months ended June 30, 2007

Service cost	$3	$—	$8	$11
Interest cost	13	7	12	32
Expected return on plan assets	(17)	(7)	(12)	(36)

Net periodic pension cost	$(1)	$—	$8	$7

Successor
May 24, 2006 to June 30, 2006

Service cost	$1	$1	$1	$3
Interest cost	3	1	3	7
Expected return on plan assets	(4)	(1)	(3)	(8)

Net periodic pension cost	$—	$1	$1	$2

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

	Net Periodic Pension Cost
(IN MILLIONS)	The Netherlands	United States	Other	Total
Predecessor
April 1, 2006 to May 23, 2006

Service cost	$1	$2	$2	$5
Interest cost	4	2	3	9
Expected return on plan assets	(5)	(2)	(3)	(10)
Amortization of net loss	—	—	2	2

Net periodic pension cost	$—	$2	$4	$6

Predecessor
January 1, 2006 to May 23, 2006

Service cost	$2	$5	$6	$13
Interest cost	10	5	8	23
Expected return on plan assets	(12)	(5)	(8)	(25)
Amortization of net loss	—	2	4	6

Net periodic pension cost	$—	$7	$10	$17

The net periodic benefit cost for other postretirement benefits were insignificant for the three and six months ended June 30, 2007 and the periods May 24, 2006 to June 30, 2006, April 1, 2006 to May 23, 2006 and January 1, 2006 to May 23, 2006.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

8. Long-term Debt and Other Financing Arrangements

	June 30, 2007			December 31, 2006
(IN MILLIONS)	Weighted Average Interest Rate	Maturities	Carrying Amount	Carrying Amount
Senior secured credit facilities	7.36%	2007- 2013	$4,993	$5,220
Debenture loans	10.23%	2010 -2016	2,516	2,447
Other loans	4.37%	2009 -2017	54	7

Long-term debt			7,563	7,674
Capital lease obligations			131	145
Short-term debt			61	20
Bank overdrafts			133	134

Total debt and other financing arrangements			7,888	7,973
Less: Current portion of long-term debt, capital lease obligations and other short-term borrowings			358	212

Non-current portion of long-term-debt and capital lease obligations			$7,530	$7,761

Pursuant to the applicable agreements, effective May 31, 2007, Nielsen had a 25 basis point reduction of the applicable margin on its U.S. Dollar and Euro senior secured term loan facilities.

On February 9, 2007, Nielsen applied $328 million of the proceeds from the sale of BME towards a mandatory pre-payment on the Euro senior secured term loan facility. By making this pre-payment, Nielsen will no longer be required to pay the scheduled quarterly installments for the remainder of the term of the Euro senior secured term loan facility.

To finance the acquisition of Nielsen//NetRatings, Nielsen borrowed $115 million of the $688 million senior secured revolving credit facility, which remains outstanding as of June 30, 2007.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For July 1 to December 31, 2007	$136
2008	42
2009	48
2010	610
2011	75
2012	153
Thereafter	6,499

$7,563

9. Comprehensive Income/(Loss)

The following table sets forth the components of comprehensive income/(loss), net of income tax expense:

	Successor			Predecessor
(IN MILLIONS)	Three Months ended June 30, 2007	Six Months ended June 30, 2007	May 24 - June 30, 2006	April 1 - May 23, 2006	January 1- May 23, 2006
Net loss	$(61)	$(135)	$(39)	$(12)	$(14)
Other comprehensive income/(loss), net of taxes
Unrealized gains/(losses) on:
Currency translation adjustments	121	125	(29)	71	106
Available-for-sale securities	(1)	1	(1)	(7)	(4)
Changes in the fair value of cash flow hedges	24	12	—	(1)	1
Pension liability	1	2	—	—	—

Total other comprehensive income/(loss)	145	140	(30)	63	103

Total comprehensive income/(loss)	$84	$5	$(69)	$51	$89

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

10. Share-Based Compensation

Successor

Under the Company’s Equity Participation Plan, Valcon Acquisition Holding B.V. (“Dutch Holdco”), the direct parent of Valcon, granted 1.6 million performance and 1.6 million time-based awards to certain key employees of the Company during the three months ended June 30, 2007. During the six months ended June 30, 2007, Dutch Holdco granted 7.3 million performance and 7.3 million time-based awards.

The options granted during the three months ended June 30, 2007 have exercise prices of $10.00 and $20.00 per share and weighted average grant date fair values of $4.61 and $2.63, respectively. For the six months ended June 30, 2007, the options granted have weighted average grant date fair values of $4.84 and $2.92, respectively.

For the three and six months ended June 30, 2007, Nielsen recognized $9 million and $18 million of compensation expense, respectively. There were no share-based programs in effect for Nielsen, for the period from May 24, 2006 through June 30, 2006. For the period from May 24, 2006 to June 30, 2006, Nielsen recognized $1 million of share-based compensation expense related to share-based compensation plans of Nielsen’s subsidiaries.

Nielsen//NetRatings

On June 22, 2007, concurrent with Nielsen’s acquisition of the remaining outstanding shares of Nielsen//NetRatings, all outstanding vested and unvested stock options and restricted stock units (“RSU’s”) of Nielsen//NetRatings were cancelled. Nielsen//NetRatings paid to each holder of options cash equal to the excess of the offer price of $21.00 per share over the exercise price, and paid $21.00 for each RSU outstanding. Cash required to settle all outstanding share-based awards totaled $33 million of which $20 million was paid in June 2007, and $13 million will be paid in the third quarter. Nielsen recognized $5 million (mainly acceleration of expense related to the unvested portion of these awards) for the three months ended June 30, 2007 and $6 million in share-based compensation for Nielsen//NetRatings for the six months ended June 30, 2007.

Nielsen BuzzMetrics

On June 4, 2007, Nielsen completed the acquisition of the remaining outstanding shares of its subsidiary Nielsen BuzzMetrics and concurrently cancelled the majority of Nielsen BuzzMetrics outstanding vested and unvested options while certain executives obtained replacement options under Nielsen’s existing Equity Participation Plan. The cancelled option holders received cash equal to the excess of the offer price of $7.79 over the exercise price, totaling $4 million. The acceleration expense recognized for the unvested options was not significant. In addition, Nielsen recognized total share-based compensation charges of $1 million and $4 million for Nielsen BuzzMetrics for the three and six months ended June 30, 2007, respectively.

The Black-Scholes option-pricing model was used to evaluate the fair value of the replacement awards with assumptions consistent with the options granted under the Company’s Equity Participation Plan. The replacement awards granted on June 4, 2007, have exercise prices ranging from $0.10 to $10.00 and a weighted average grant date fair value of $5.19. The modification of certain awards to replacement options resulted in an insignificant amount of incremental compensation expense based on the newly determined fair value for the three and six months ended June 30, 2007.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Predecessor

Nielsen, concurrent with the consummation of the Valcon Acquisition, cancelled all vested and unvested stock options and restricted stock units (“RSU’s”), and paid each holder cash equal to the excess of the offer price of €29.50 over the exercise price, and paid €29.50 for each RSU outstanding, paying a total of $91 million for settlement of all outstanding share based awards and accelerating the recognition expense related to the unvested portion of all awards. Nielsen recognized $20 million of compensation expense related to all outstanding vested and unvested awards under Nielsen share-based compensation plans, of which $2 million related to Nielsen subsidiary plans, during the period from January 1, 2006 to May 24, 2006. Nielsen issued 1,359,250 shares of common stock upon the exercise of share-based compensation awards during the period from January 1, 2006 to May 23, 2006.

11. Income Taxes

Nielsen operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

The effective tax rate for the three and six months ended June 30, 2007 was 10.4% (benefit) and 12.6% (benefit), respectively, which is lower than the Dutch statutory rate as a result of the valuation allowance on foreign tax credits.

The effective tax rate for the Predecessor period ended May 23, 2006 was higher than the statutory rate primarily due to the low tax benefit on the transaction costs related to the Valcon Acquisition. The effective tax rate for the Successor period May 24 to June 30, 2006 was higher than the statutory rate primarily due to the low tax benefit accrued on the interest expense on the senior secured bridge facility.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a decrease of $5 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of goodwill. Due to the Valcon Acquisition on May 24, 2006, the decrease in tax benefits will be accounted for as a change to goodwill since the tax benefits relate to periods prior to the Valcon Acquisition. As of the date of adoption, the Company’s unrecognized tax benefits totaled $119 million. Included in these unrecognized tax benefits are approximately $26 million of uncertain tax positions. Due to the Valcon Acquisition, most of the tax benefits will not affect the annual effective income tax rate since the unrecognized tax benefits, if recognized, relate to tax matters originating prior to the Valcon Acquisition. There have been no material changes in the amount of unrecognized tax benefits since adoption of FIN 48, and the Company anticipates no significant changes in the next 12 months.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Estimated interest related to the underpayment of income taxes is classified as a component of tax expense in the Condensed Consolidated Statements of Operations. At January 1, 2007, the Company accrued $8 million for the potential payment of interest. During the three and six months ended June 30, 2007, the Company accrued an additional $3 million and $5 million in potential interest associated with uncertain tax positions, respectively. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reflected as a reduction of the overall income tax provision or goodwill depending on whether the interest was accrued prior to, or subsequent to, the Valcon Acquisition.

The Company files numerous consolidated and separate U.S. federal income tax returns and combined and separate returns in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for 2002 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2005.

The U.S. Internal Revenue Service commenced examinations of certain of the Company’s U.S. federal income tax returns for 2004 in the third quarter of 2006. The Company is also under corporate examination in the Netherlands for the years 2002-2004. In addition, the Company is awaiting clearance from taxing authorities on certain elections made in connection with the Valcon Acquisition. Unrecognized tax benefits associated with the years currently under examination are $30 million as of January 1, 2007. Based on the outcome of these examinations and clearance of tax elections, or as a result of the expiration of statutes of limitations in specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions at January 1, 2007. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods. The Company anticipates that several of these audits may be finalized in the foreseeable future; however, Nielsen does not believe that the outcome of any examination will have a material impact on its statement of operations. There have been no significant changes to the status of these examinations during the three months ended June 30, 2007.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

12. Related Party Transactions

For the three and six months ended June 30, 2007, the Company recorded $3 million and $5 million in selling, general and administrative expenses related to Sponsor management fees, travel and consulting, respectively.

At June 30, 2007, short-term debt included $40 million payable to Dutch Holdco. In addition, short-term debt and long-term debt payable to Valcon was $21 million and $48 million, respectively. For the three and six months ended June 30, 2007, the Company recorded $1 million in interest expense related to these loans.

13. Commitments and Contingencies

Legal Proceedings and Contingencies

Nielsen is subject to litigation and other claims in the ordinary course of business.

D&B Legacy Tax Matters

In November 1996, D&B, then known as The Dun & Bradstreet Corporation (“Old D&B”) separated into three public companies by spinning off the ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Spin-Off”).

In June 1998, Old D&B changed its name to R.H. Donnelley Corporation (“Donnelley”) and spun-off The Dun & Bradstreet Corporation (“New D&B”) (the “D&B Spin”), and Cognizant changed its name to Nielsen Media Research, Inc. (“NMR”), now part of Nielsen, and spun-off IMS Health (the “Cognizant Spin”). In September 2000, New D&B changed its name to Moody’s Corporation (“Moody’s”) and spun-off a company now called The Dun & Bradstreet Corporation (“Current D&B”) (the “Moody’s spin”). In November 1999, Nielsen acquired NMR and in 2001 Nielsen acquired ACNielsen.

Pursuant to the agreements affecting the 1996 Spin-Off, among other things, certain liabilities, including certain contingent liabilities and tax liabilities arising out of certain prior business transactions (the “D&B Legacy Tax Matters”), were allocated among Old D&B, ACNielsen and Cognizant. As a result of the Cognizant Spin, IMS Health and NMR agreed they would share equally Cognizant’s share of liability arising out of the D&B Legacy Tax Matters. The agreements provide that any disputes regarding these matters are subject to resolution by arbitration.

In connection with the acquisition of NMR, Nielsen recorded in 1999, a liability for NMR’s aggregate liability for payments related to the D&B Legacy Tax Matters. Currently the parties are in arbitration over one tax related dispute. Nielsen believes its accrual of $13 million is adequate to cover any remaining liability related to these matters.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

World Directories

In November 2004, Nielsen completed the sale of its Directories segment. The sales price is subject to adjustment based on final agreement on working capital and net indebtedness. On August 31, 2006, a notice of disagreement was filed by World Directories Acquisition Corp. (“WDA”) against Nielsen and certain of our subsidiaries pursuant to the Sale and Purchase Agreement (“SPA”) between the parties dated September 26, 2004 under which our World Directories business was sold. The claim arises in connection with certain post-closing matters under the SPA related to the submission of the completion accounts related to the business. WDA asserts a claim for approximately €44 million ($59 million) and Nielsen, in opposition to WDA’s claim, has claimed approximately €8 million ($11 million). The matter has been submitted to arbitration pursuant to the SPA.

erinMedia

erinMedia, llc (“erinMedia”) filed a lawsuit in federal district court in Tampa, Florida on June 16, 2005. The suit alleges that NMR, a wholly owned subsidiary of Nielsen, violated Federal and Florida state antitrust laws by attempting to maintain a monopoly in the market for producing national television audience measurement data. The complaint does not specify the amount of damages sought, but does request that the court terminate NMR’s contracts with the four major national broadcast television networks. On November 17, 2005, the court granted NMR’s motion to dismiss in part, and dismissed erinMedia’s affiliated company, ReacTV, and its claims. The case is now in discovery on the remaining claims by erinMedia.

On January 11, 2006, erinMedia filed a related action against NMR alleging violations of federal and state false advertising and unfair competition law. By order dated January 24, 2007, the court dismissed this action, without prejudice, upon stipulation of the parties. Although it is too early to predict the outcome of the original case, Nielsen believes the action is without merit.

Wrapsidy

On April 12, 2006, Wrapsidy, LLC filed a lawsuit in California Superior Court in Santa Clara County. The lawsuit originally alleged claims against Nielsen Media Research for violation of the California Franchise Investment Act, misappropriation of trade secrets, unfair competition and business practices, anticipatory breach of contract and other claims arising out of certain contracts between the parties. Wrapsidy also alleges harm arising out of certain contractual and pricing practices of Nielsen Media Research. The complaint does not specify the amount of damages sought and seeks declaratory and equitable relief. On June 26, 2007, Wrapsidy moved to file an amended complaint that omitted the claims for misappropriation of trade secrets, anticipatory breach of contract, relief on implied copyright license and violation of the California Franchise Investment Act, and added claims for violation of the California Unfair Practices Act, intentional interference with prospective economic advantage, intentional interference with contractual relations, relief on modified written contract, specific performance of modified written contract and violation of the California Cartwright Act. By order dated July 19, 2007, the Court denied Wrapsidy’s motion. The case is now in discovery. Nielsen believes this action is without merit.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Except as described above, there are no other pending actions, suits or proceedings against or affecting Nielsen which, if determined adversely to Nielsen, would in its view, individually or in the aggregate, have a material effect on Nielsen’s business, consolidated financial position, results of operations and prospects.

14. Segments

Nielsen classifies its business interests into three reportable segments: Consumer Services, consisting principally of market research and analysis and marketing and sales advisory services; Media, consisting principally of television ratings, television, radio and internet audience and advertising measurement and research and analysis in various facets of the entertainment and media sectors, and Business Media, consisting principally of business publications, both in print and online, trade shows, events and conferences and information databases and websites. Corporate consists principally of unallocated, corporate items and intersegment eliminations.

Information with respect to the operations of each Nielsen business segment is set forth below based on the nature of the products and services offered and geographic areas of operations.

Business Segment Information

	Successor			Predecessor
(IN MILLIONS)	Three Months ended June 30, 2007	Six Months ended June 30, 2007	May 24 - June 30, 2006	April 1 - May 23, 2006	January 1- May 23, 2006
Revenues

Consumer Services (1)	$677	$1,286	$205	$346	$905
Media	354	695	141	191	507
Business Media	139	261	47	87	216
Corporate and eliminations	(1)	(1)	—	(1)	(2)

Total	$1,169	$2,241	$393	$623	$1,626

(1)	Includes retail measurement revenues of $444 million, $848 million, $171 million, $229 million and $604 million for the three months ended June 30, 2007, the six months ended June 30, 2007, the period from May 24, 2006 to June 30, 2006, the period from April 1, 2006 to May 23, 2006 and the period from January 1, 2006 to May 23, 2006, respectively.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

	Successor			Predecessor
(IN MILLIONS)	Three Months ended June 30, 2007	Six Months ended June 30, 2007	May 24 - June 30, 2006	April 1 - May 23, 2006	January 1- May 23, 2006
Depreciation and amortization

Consumer Services	$45	$86	$24	$22	$61
Media	52	108	14	18	47
Business Media	12	24	4	4	12
Corporate	3	5	1	3	6

Total	$112	$223	$43	$47	$126

	Successor			Predecessor
(IN MILLIONS)	Three Months ended June 30, 2007	Six Months ended June 30, 2007	May 24 - June 30, 2006	April 1 - May 23, 2006	January 1- May 23, 2006
Restructuring cost

Consumer Services	$21	$27	$—	$—	$1
Media	5	5	—	—	—
Business Media	1	3	—	—	—
Corporate	9	20	—	5	6

Total	$36	$55	$—	$5	$7

	Successor			Predecessor
(IN MILLIONS)	Three Months ended June 30, 2007	Six Months ended June 30, 2007	May 24 - June 30, 2006	April 1 - May 23, 2006	January 1- May 23, 2006
Operating income

Consumer Services	$55	$79	$(35)	$21	$28
Media	44	87	29	40	95
Business Media	27	50	1	22	51
Corporate	(26)	(60)	(5)	(59)	(117)

Total	$100	$156	$(10)	$24	$57

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

(IN MILLIONS)	June 30, 2007	December 31, 2006
Total assets

Consumer Services	$6,584	$7,014
Media	6,964	6,327
Business Media	1,638	2,244
Corporate (1)	520	514

Total	$15,706	$16,099

(1)	Includes cash of $89 million and $198 million for June 30, 2007 and December 31, 2006, respectively.

15. Subsequent Events

Exchange Offer

On August 1, 2007, the Company received a “Notice of Effectiveness” from the Securities and Exchange Commission for its Registration Statement filed on Form S-4 (File No. 333-142546). The Company commenced the exchange offer of its Senior Notes, Senior Subordinated Discount Notes and Senior Discount Notes for registered notes on August 3, 2007 and expects to close the exchange offer on August 30, 2007.

Acquisition of Telephia

On August 9, 2007, the Company completed the acquisition of Telephia, Inc. for approximately $440 million. $350 million of the purchase price was funded using the incremental provision of the senior secured term loan facilities and the balance funded through the availability under the Company’s revolving credit facility and cash on hand.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

16. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the consolidating balance sheet as of June 30, 2007 and December 31, 2006 and consolidating statements of operations and cash flows for the three and six months ended June 30, 2007 and for the periods January 1, 2006 to May 23, 2006, April 1, 2006 to May 23, 2006 and May 24, 2006 to June 30, 2006. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU Holdings B.V., VNU International B.V., VNU Services B.V., ACN Holdings, Inc., The Nielsen Company (US) Inc. and the wholly-owned subsidiaries thereof, including the wholly owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen, Inc., in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are The Nielsen Company B.V. and the subsidiary issuers (Nielsen Finance LLC and Nielsen Finance Co.), both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors of the debt issued by Nielsen.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Balance Sheet (Successor) (Unaudited)

June 30, 2007

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$4	$—	$98	$412	$—	$514
Trade and other receivables, net	—	—	345	458	—	803
Prepaid expenses and other current assets	39	15	133	105	—	292
Intercompany receivables	305	120	349	288	(1,062)	—

Total current assets	348	135	925	1,263	(1,062)	1,609

Non-current assets
Property, plant and equipment, net	—	—	320	222	—	542
Goodwill	—	—	5,110	2,346	—	7,456
Other intangible assets, net	—	—	3,703	1,384	—	5,087
Deferred tax assets	6	12	66	45	—	129
Other non-current assets	16	144	500	223	—	883
Equity investment in subsidiaries	4,020	—	4,716	—	(8,736)	—
Intercompany loans	707	6,302	565	1,870	(9,444)	—

Total assets	$5,097	$6,593	$15,905	$7,353	$(19,242)	$15,706

Liabilities, minority interests and shareholders’ equity:
Current liabilities
Accounts payable and other current liabilities	$72	$89	$328	$532	—	$1,021
Deferred revenues	—	—	294	192	—	486
Income tax liabilities	11	—	99	8	—	118
Current portion of long-term debt, capital lease obligations and other short-term borrowings	—	42	208	108	—	358
Intercompany payables	38	144	712	168	(1,062)	—

Total current liabilities	121	275	1,641	1,008	(1,062)	1,983

Non-current liabilities
Long-term debt and capital lease obligations	1,010	6,342	152	26	—	7,530
Deferred tax liabilities	4	—	1,009	748	—	1,761
Intercompany loans	—	—	8,857	587	(9,444)	—
Other non-current liabilities	11	—	226	241	—	478

Total liabilities	1,146	6,617	11,885	2,610	(10,506)	11,752

Minority interests	—	—	—	3	—	3

Total shareholders’ equity	3,951	(24)	4,020	4,740	(8,736)	3,951

Total liabilities, minority interests and shareholders’ equity	$5,097	$6,593	$15,905	$7,353	$(19,242)	$15,706

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Balance Sheet (Successor)

December 31, 2006

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$4	$—	$211	$416	$—	$631
Marketable securities	—	—	14	137	—	151
Trade and other receivables, net	(3)	—	346	397	—	740
Prepaid expenses and other current assets	—	23	167	57	—	247
Intercompany receivables	318	123	347	334	(1,122)	—
Assets of discontinued operations	—	—	—	545	—	545

Total current assets	319	146	1,085	1,886	(1,122)	2,314

Non-current assets
Property, plant and equipment, net	—	—	361	163	—	524
Goodwill	—	—	4,976	1,688	—	6,664
Other intangible assets, net	—	—	4,419	1,353	—	5,772
Deferred tax assets	4	24	25	53	—	106
Other non-current assets	17	105	438	159	—	719
Equity investment in subsidiaries	3,995	—	4,561	—	(8,556)	—
Intercompany loans	699	6,630	588	1,408	(9,325)	—

Total assets	$5,034	$6,905	$16,453	$6,710	$(19,003)	$16,099

Liabilities, minority interests and shareholders’ equity
Current liabilities
Accounts payable and other current liabilities	$77	$88	$348	$475	$—	$988
Deferred revenues	—	—	249	202	—	451
Income tax liabilities	12	—	176	64	—	252
Current portion of long-term debt, capital lease obligations and other short-term borrowings	—	52	74	86	—	212
Intercompany payables	42	155	707	218	(1,122)	—
Liabilities of discontinued operations	—	—	—	143	—	143

Total current liabilities	131	295	1,554	1,188	(1,122)	2,046

Non-current liabilities
Long-term debt and capital lease obligations	982	6,629	119	31	—	7,761
Deferred tax liabilities	—	—	1,882	19	—	1,901
Intercompany loans	—	—	8,696	629	(9,325)	—
Other non-current liabilities	7	—	207	158	—	372

Total liabilities	1,120	6,924	12,458	2,025	(10,447)	12,080

Minority interests	—	—	—	105	—	105

Total shareholders’ equity	3,914	(19)	3,995	4,580	(8,556)	3,914

Total liabilities, minority interests and shareholders’ equity	$5,034	$6,905	$16,453	$6,710	$(19,003)	$16,099

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Successor) (Unaudited)

For the three months ended June 30, 2007

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$634	$537	$(2)	$1,169

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	271	253	(2)	522
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	197	202	—	399
Depreciation and amortization	—	—	87	25	—	112
Restructuring costs	—	—	16	20	—	36

Operating income	—	—	63	37	—	100

Interest income	11	127	11	24	(165)	8
Interest expense	(18)	(132)	(161)	(11)	165	(157)
Gain on derivative instruments	—	3	1	—	—	4
Foreign currency exchange transaction losses, net	—	(9)	(14)	(7)	—	(30)
Equity in net income of affiliates	—	—	3	1	—	4
Equity in net (loss)/income of subsidiaries	(56)	—	7	—	49	—
Other (expense)/income, net	—	(3)	13	(10)	—	—

(Loss)/income from continuing operations before income taxes and minority interests	(63)	(14)	(77)	34	49	(71)

Benefit/(provision) for income taxes	2	4	21	(20)	—	7
Minority interests	—	—	—	2	—	2

(Loss)/income from continuing operations	(61)	(10)	(56)	16	49	(62)

Discontinued operations, net of tax	—	—	—	1	—	1

Net (loss)/income	$(61)	$(10)	$(56)	$17	$49	$(61)

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Successor) (Unaudited)

For the six months ended June 30, 2007

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	1,231	$1,015	$(5)	$2,241

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	531	496	(5)	1,022
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	403	382	—	785
Depreciation and amortization	—	—	171	52	—	223
Restructuring costs	—	—	33	22	—	55

Operating income	—	—	93	63	—	156

Interest income	23	260	20	43	(330)	16
Interest expense	(36)	(269)	(318)	(20)	330	(313)
Gain on derivative instruments	—	10	3	—	—	13
Foreign currency exchange transaction losses, net	(3)	(12)	(12)	(7)	—	(34)
Equity in net income of affiliates	—	—	1	5	—	6
Equity in net (loss)/income of subsidiaries	(120)	—	26	—	94	—
Other (expense)/income, net	(4)	(3)	21	(16)	—	(2)

(Loss)/income from continuing operations before income taxes and minority interests	(140)	(14)	(166)	68	94	(158)

Benefit/(provision) for income taxes	5	4	46	(35)	—	20
Minority interests	—	—	—	2	—	2

(Loss)/income from continuing operations	(135)	(10)	(120)	35	94	(136)

Discontinued operations, net of tax	—	—	—	1	—	1

Net (loss)/income	$(135)	$(10)	$(120)	$36	$94	$(135)

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Successor) (Unaudited)

For the period May 24 to June 30, 2006

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$234	$160	$(1)	$393

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	110	86	(1)	195
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	24	—	55	86	—	165
Depreciation and amortization	—	—	29	14	—	43

Operating (loss)/income	(24)	—	40	(26)	—	(10)

Interest income	11	—	3	6	(18)	2
Interest expense	(59)	—	(15)	—	18	(56)
Loss on derivative instruments	—	—	(2)	—	—	(2)
Foreign currency exchange transaction gains, net	3		50	—	—	53
Equity in net income of affiliates	—	—	2	1	—	3
Equity in net income/(loss) of subsidiaries	25	—	(33)	—	8	—
Other (expense)/income, net	(2)	—	13	(13)	—	(2)

(Loss)/income from continuing operations before income taxes and minority interests	(46)	—	58	(32)	8	(12)

Benefit/(provision) for income taxes	7	—	(33)	(1)	—	(27)
Minority interests	—	—	—	—	—	—

Net (loss)/income	$(39)	$—	$25	$(33)	$8	$(39)

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Predecessor) (Unaudited)

For the period April 1 to May 23, 2006

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$355	$270	$(2)	$623

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	156	153	(2)	307
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	109	88	—	197
Depreciation and amortization	—	—	31	16	—	47
Transaction costs	37	—	6	—	—	43
Restructuring costs	—	—	5	—	—	5

Operating (loss)/income	(37)	—	48	13	—	24

Interest income	17	—	4	9	(27)	3
Interest expense	(20)	—	(18)	(7)	27	(18)
Loss on derivative instruments	—	—	(2)	—	—	(2)
Foreign currency exchange transaction losses, net	(1)	—	(1)	—	—	(2)
Equity in net income of affiliates	—	—	3	1	—	4
Equity in net income/(loss) of subsidiaries	33	—	(8)	—	(25)	—
Other (expense)/income, net	(9)	—	20	(7)	—	4

(Loss)/income from continuing operations before income taxes and minority interests	(17)	—	46	9	(25)	13

Benefit/(provision) for income taxes	5	—	(13)	(18)	—	(26)
Minority interests	—	—	—	—	—	—

(Loss)/income from continuing operations	(12)	—	33	(9)	(25)	(13)

Discontinued operations, net of tax	—	—	—	1	—	1

Net (loss)/income	$(12)	$—	$33	$(8)	$(25)	$(12)

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Predecessor)

For the period January 1 to May 23, 2006

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$932	$699	$(5)	$1,626

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	410	382	(5)	787
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	295	257	—	554
Depreciation and amortization	—	—	82	44	—	126
Transaction costs	82	—	13	—	—	95
Restructuring costs	—	—	7	—	—	7

Operating (loss)/income	(84)	—	125	16	—	57

Interest income	47	—	12	19	(70)	8
Interest expense	(49)	—	(55)	(14)	70	(48)
Loss on derivative instruments	—	—	(9)	—	—	(9)
Foreign currency exchange transaction gains/(losses), net	5		(8)	—	—	(3)
Equity in net income of affiliates	—	—	1	5	—	6
Equity in net income of subsidiaries	64	—	—	—	(64)	—
Other (expense)/income, net	(5)	—	24	(5)	—	14

(Loss)/income from continuing operations before income taxes and minority interests	(22)	—	90	21	(64)	25

Benefit/(provision) for income taxes	8	—	(26)	(21)	—	(39)
Minority interests	—	—	—	—	—	—

(Loss)/income from continuing operations	(14)	—	64	—	(64)	(14)

Discontinued operations, net of tax	—	—	—	—	—	—

Net (loss)/income	$(14)	$—	$64	$—	$(64)	$(14)

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Successor) (Unaudited)

For the six months ended June 30, 2007

	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash (used in)/ provided by operating activities	$(4)	$37	$(74)	$29	$(12)

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(6)	(368)	(374)
Proceeds from sale of subsidiaries and affiliates, net	—	—	—	389	389
Additions to property, plant and equipment and other assets	—	—	(37)	(29)	(66)
Additions to intangible assets	—	—	(38)	(9)	(47)
Purchases of marketable securities	—	—	—	(31)	(31)
Sales and maturities of marketable securities	—	—	—	166	166
Other investing activities	—	—	(8)	4	(4)

Net cash (used in)/provided by investing activities	—	—	(89)	122	33

Financing activities:
Proceeds from issuances of debt	—	—	292	—	292
Repayments of debt	—	(349)	(93)	(2)	(444)
Increase/(decrease) in other short-term borrowings	4	—	(20)	12	(4)
Activity under stock plans	—	—	—	(3)	(3)
Intercompany and other financing activities	—	312	(136)	(176)	—

Net cash provided by/(used in) financing activities	4	(37)	43	(169)	(159)

Effect of exchange-rate changes on cash and cash equivalents	—	—	7	14	21

Net decrease in cash and cash equivalents	—	—	(113)	(4)	(117)

Cash and cash equivalents at beginning of period	4	—	211	416	631

Cash and cash equivalents at end of period	$4	$—	$98	$412	$514

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Successor) (Unaudited)

For the period May 24 to June 30, 2006

	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(50)	$—	$46	$45	$41

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(9)	(1)	(10)
Additions to property, plant and equipment and other assets	—	—	(7)	(4)	(11)
Additions to intangible assets	—	—	(6)	(1)	(7)
Purchases of marketable securities	—	—	—	(16)	(16)
Sales and maturities of marketable securities	—	—	—	20	20
Other investing activities	—	—	(2)	(4)	(6)

Net used in investing activities	—	—	(24)	(6)	(30)

Financing activities:
Repayments of debt	(111)	—	—	—	(111)
Stock activity of subsidiaries, net	—	—	(1)	1	—
(Decrease)/increase in other short-term borrowings	—	—	(20)	5	(15)
Cash dividends paid to shareholders	(7)	—	—	—	(7)
Activity under stock plans	(66)	—	—	—	(66)
Intercompany and other financing activities	226	—	(283)	42	(15)

Net cash provided by/(used in) financing activities	42	—	(304)	48	(214)

Effect of exchange-rate changes on cash and cash equivalents	—	—	(5)	(2)	(7)

Net (decrease)/increase in cash and cash equivalents	(8)	—	(287)	85	(210)

Cash and cash equivalents at beginning of period	27	—	535	271	833

Cash and cash equivalents at end of period	$19	$—	$248	$356	$623

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Predecessor)

For the period January 1 to May 23, 2006

	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(81)	$—	$127	$33	$79

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(12)	(45)	(57)
Payments from sale of subsidiaries and affiliates, net	—	—	—	(3)	(3)
Additions to property, plant and equipment and other assets	—	—	(29)	(16)	(45)
Additions to intangible assets	—	—	(19)	(5)	(24)
Purchases of marketable securities	—	—	—	(56)	(56)
Sales and maturities of marketable securities	—	—	—	71	71
Other investing activities	—	—	—	17	17

Net cash used in investing activities	—	—	(60)	(37)	(97)

Financing activities:
Repayments of debt	(466)	—	—	—	(466)
Stock activity of subsidiaries, net	—	—	—	(9)	(9)
(Decrease)/increase in other short-term borrowings	—	—	(13)	7	(6)
Activity under stock plans	40	—	—	—	40
Settlement of derivatives, intercompany and other financing activities	527	—	(202)	(113)	212

Net cash provided by/(used in) financing activities	101	—	(215)	(115)	(229)

Effect of exchange-rate changes on cash and cash equivalents	1	—	49	11	61

Net increase/(decrease) in cash and cash equivalents	21	—	(99)	(108)	(186)

Cash and cash equivalents at beginning of period	6	—	634	379	1,019

Cash and cash equivalents at end of period	$27	$—	$535	$271	$833

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements the management’s discussion and analysis of The Nielsen Company B.V. (“Company” or “Nielsen”) for the year ended December 31, 2006 contained in the registration statement on the Form S-4 filed and declared effective by the Securities and Exchange Commission as of August 1, 2007 of Nielsen Finance LLC, Nielsen Finance Co., and the Company. The following discussion and analysis should be read together with the accompanying Condensed Consolidated Financial Statements and related footnotes. In addition, the following discussion and analysis covers periods both prior to and subsequent to the Valcon Acquisition (as defined below). Accordingly, historical periods may not be comparable with the periods presented after the Valcon Acquisition. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. These forward-looking statements are subject to numerous risks and uncertainties. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements. Unless required by context, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries.

Overview and Outlook

We are a leading global information and media company providing essential marketing and media measurement information, analytics and industry expertise to customers across the world. We operate in over 100 countries and are headquartered in Haarlem in the Netherlands and New York in the United States (U.S.). Through Nielsen’s broad portfolio services, we track sales of consumer products each year, report on television viewing habits in countries representing more than 60% of the world’s population, measure Internet audiences in 18 countries, produce more than 100 trade shows, conferences and events worldwide, operate more than 100 websites and publish more than 100 print publications and online newsletters. We operate in three segments: Consumer Services, Media, and Business Media.

On May 24, 2006, Nielsen was acquired through a tender offer to shareholders by Valcon Acquisition B.V. (“Valcon”), an entity formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, the “Sponsors”).

Nielsen became a subsidiary of Valcon upon the consummation of the acquisition by Valcon (the “Valcon Acquisition”). Valcon’s cost of acquiring Nielsen has been pushed-down to establish the new accounting basis in Nielsen. Although Nielsen continues as the same legal entity after the Valcon Acquisition, the accompanying condensed consolidated statements of operations and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding and succeeding the Valcon Acquisition. These separate periods are presented to reflect the new accounting basis established for Nielsen as of the acquisition date and have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The Successor portion of the financial statements also reflects the push-down of Valcon’s borrowings under its senior secured bridge facility, which was used to fund a portion of the Valcon Acquisition, and was repaid with funds borrowed by Nielsen and certain of its subsidiaries and equity contributions from the Sponsors.

In the following discussion, the six month period ended June 30, 2006 results are adjusted to reflect the pro forma effect of the Valcon Acquisition as if it had occurred on January 1, 2006. The amounts for the six months ended June 30, 2007 are compared to the pro forma basis for the six months ended June 30, 2006. Management believes this to be the most meaningful and practical way to comment on our results of operations.

Factors Affecting Nielsen’s Financial Results

Foreign Currency

Our financial results are reported in U.S. Dollars and are therefore subject to the impact of movements in exchange rates on the translation of the financial information of individual businesses whose functional currencies are other than U.S. Dollars.

As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on Nielsen’s operating results. The average U.S. Dollar to Euro exchange rate was $1.33 to €1.00 and $1.22 to €1.00 for the Successor period from January 1, 2007 to June 30, 2007 and the six month period from January 1, 2006 to June 30, 2006, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

Acquisitions and Investments in Affiliates

For the six months ended June 30, 2007, Nielsen completed several acquisitions with an aggregate consideration, net of cash acquired, of $384 million and deferred consideration up to a maximum of $1 million, contingent on future performance. Goodwill increased by $277 million as a result of these acquisitions. The most significant acquisitions were the purchase of the remaining minority interests of Nielsen BuzzMetrics ($47 million) on June 4, 2007 and the purchase of the remaining minority interest of Nielsen//NetRatings ($328 million) on June 22, 2007. Had these acquisitions occurred as of January 1, 2007, the impact on Nielsen’s consolidated results of operations would have been immaterial.

The purchase of the remaining minority interests of Nielsen BuzzMetrics and Nielsen//NetRatings will allow Nielsen to consolidate its internet information services into a single service unit.

During the Successor period from May 24, 2006 to June 30, 2006, there were no acquisitions made by Nielsen.

Nielsen completed several acquisitions during the Predecessor period January 1, 2006 to May 23, 2006, with an aggregate consideration of $67 million, net of cash acquired. Had these acquisitions occurred at the beginning of the periods, the impact on Nielsen’s (Predecessor) consolidated results of operations would have been immaterial.

On June 27, 2007, we announced an agreement to acquire Telephia, Inc., a provider of syndicated consumer research in the telecom and mobile media markets. On August 9, 2007, the Company completed the Telephia acquisition for approximately $440 million.

Divestitures

Business Media Europe

On February 8, 2007, Nielsen completed the sale of a significant portion of its Business Media Europe (BME) unit for $414 million in cash. During the six months ended June 30, 2007, Nielsen recorded a gain on sale of discontinued operations of $17 million, related to a $3 million pension curtailment gain, and $14 million for BME’s previously recognized currency translation adjustments from the date of the Valcon Acquisition to the date of sale. No other material gain was recognized on the sale because the sales price approximated the carrying value. Nielsen’s consolidated financial statements reflect BME’s business as discontinued operations. See Note 4 to our condensed consolidated financial statements, “Business Divestitures”.

Results of Operations – Successor (from January 1, 2007 to June 30, 2007), Pro Forma (six months ended June 30, 2006), Successor (from May 24, 2006 to June 30, 2006), and Predecessor (from January 1, 2006 to May 23, 2006) periods

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations and unaudited pro forma results for the six months ended June 30, 2006:

	Successor	Pro Forma	Successor	Predecessor
(IN MILLIONS)	Period from Jan. 1, 2007 to June 30, 2007 (Unaudited)	Six months ended June 30, 2006(1) (Unaudited)	Period from May 24, 2006 to June 30, 2006 (Unaudited)	Period from Jan. 1, 2006 to May 23, 2006
Revenues	$2,241	$2,019	$393	$1,626
Costs of revenues, exclusive of depreciation and amortization	1,022	982	195	787
Selling, general and administrative expenses, exclusive of depreciation and amortization	785	714	165	554
Depreciation and amortization	223	209	43	126
Transaction costs	—	—	—	95
Restructuring costs	55	7	—	7

Operating income/(loss)	156	107	(10)	57

Interest income	16	6	2	8
Interest expense	(313)	(323)	(56)	(48)
Gain/(loss) on derivative instruments	13	(11)	(2)	(9)
Foreign currency exchange transaction (loss)/gain, net	(34)	50	53	(3)
Equity in net income of affiliates	6	9	3	6
Other (expense)/income, net	(2)	12	(2)	14

(Loss)/income from continuing operations before income taxes and minority interests	(158)	(150)	(12)	25
Benefit/(provision) for income taxes	20	(7)	(27)	(39)
Minority interests	2	—	—	—

Loss from continuing operations	$(136)	$(157)	$(39)	$(14)

(1)	The unaudited pro forma presentation for the six months ended June 30, 2006 reflects the Predecessor period from January 1, 2006 to May 23, 2006 preceding the Valcon Acquisition adjusted to reflect the pro forma effect of the Valcon Acquisition and its related financing as if it had occurred on January 1, 2006. Pro forma adjustments include: increased interest expense/(income) ($223 million), reversal of transaction costs directly related to the Valcon Acquisition ($95 million), increased amortization related to the purchase price allocation ($40 million), decreased selling, general and administrative expenses ($5 million) consisting of decreased pension costs related to the Valcon Acquisition ($9 million) and increased sponsor fees ($4 million), and the related income tax effects.

The pro forma basis amounts for the six months ended June 30, 2006 are compared to the six months ended June 30, 2007 on a reported basis.

The following table sets forth, for the periods indicated, certain supplemental revenue data:

	Successor	Pro Forma	Successor	Predecessor
(IN MILLIONS)	Period from Jan. 1, 2007 to June 30, 2007 (Unaudited)	Six Months Ended June 30, 2006 (Unaudited)	Period from May 24, 2006 to June 30, 2006 (Unaudited)	Period from Jan. 1, 2006 to May 23, 2006
Revenues by segment
Consumer Services	$1,286	$1,110	$205	$905
Media	695	648	141	507
Business Media	261	263	47	216
Corporate and eliminations	(1)	(2)	—	(2)

Total	$2,241	$2,019	$393	$1,626

Consumer Services revenues by service
Retail Measurement Services	$848	$775	$171	$604
Consumer Panel Services	105	100	27	73
Customized Research Services	125	116	27	89
Other Services	208	182	43	139
Deferred Revenue Adj.	—	(63)	(63)	—

Total	$1,286	$1,110	$205	$905

Media revenues by division
Media	$570	$535	$115	$420
Entertainment	80	74	16	58
Internet Measurement	45	39	10	29

Total	$695	$648	$141	$507

Revenues by geography
United States	$1,281	$1,188	$226	$962
Other Americas	207	188	43	145
The Netherlands	18	16	4	12
Other Europe, Middle East & Africa	535	444	80	364
Asia Pacific	200	183	40	143

Total	$2,241	$2,019	$393	$1,626

	Successor	Pro Forma	Successor	Predecessor
(% of Revenue)	Period from Jan. 1, 2007 to June 30, 2007 (Unaudited)	Six Months Ended June 30, 2006 (Unaudited)	Period from May 24, 2006 to June 30, 2006 (Unaudited)	Period from Jan. 1, 2006 to May 23, 2006
Revenues by segment
Consumer Services	57%	55%	52%	56%
Media	31%	32%	36%	31%
Business Media	12%	13%	12%	13%

Total Nielsen	100%	100%	100%	100%

Consumer Services revenues by service
Retail Measurement Services	38%	38%	43%	37%
Consumer Panel Services	5%	5%	7%	5%
Customized Research Services	5%	6%	7%	5%
Other Services	9%	9%	11%	9%
Deferred Revenue Adj.	—	(3)%	(16)%	—

Total Consumer Services	57%	55%	52%	56%

Media revenues by division
Media	25%	26%	29%	26%
Entertainment	4%	4%	4%	3%
Internet Measurement	2%	2%	3%	2%

Total Media	31%	32%	36%	31%

Business Media	12%	13%	12%	13%

The following table sets forth certain supplemental revenue growth data, both on an as reported and constant currency basis. In order to determine the percentage change in items on a constant currency basis, we adjust these items to remove the positive and negative impacts of foreign exchange. The deferred revenue adjustment referred to below resulted from the purchase price allocation for the estimated fair value of deferred revenue in 2006. All percentages are calculated using actual amounts.

	Unaudited Pro Forma Revenue Growth for Period from January 1, 2007 to June 30, 2007
	Revenue for Six Months Ended June 30, 2007	Deferred Revenue Adjustment	Unaudited Pro Forma Total Revenue
Revenue growth, as reported
Consumer Services	15.9%	(6.3)%	9.6%
Media	7.1%	—	7.1%
Business Media	(0.5)%	—	(0.5)%

Total Revenue	11.0%	(3.4)%	7.6%

Revenue growth, constant currency
Consumer Services	11.4%	(6.1)%	5.3%
Media	6.1%	—	6.1%
Business Media	(0.8)%	—	(0.8)%

Total Revenue	8.2%	(3.3)%	4.9%

Successor period from January 1, 2007 to June 30, 2007 compared to the pro forma period from January 1, 2006 to June 30, 2006

When comparing Nielsen’s results for the Successor period from January 1, 2007 to June 30, 2007 with pro forma results for the period from January 1, 2006 to June 30, 2006, the following should be noted:

Items affecting Operating Income for the Successor period from January 1, 2007 to June 30, 2007

•	Nielsen’s condensed consolidated financial statements for the six months ended June 30, 2007 reflect the effect of foreign currency exchange rates on operations.

•	Nielsen incurred $55 million of restructuring expense.

•	Nielsen incurred approximately $14 million in payments in connection with compensation agreements and recruiting expenses for certain corporate executives.

•	Nielsen//NetRatings incurred $6 million of deal related costs.

Items affecting Operating Income for the pro forma period from January 1, 2006 to June 30, 2006

•	Nielsen recorded a purchase price adjustment to deferred revenue resulting from the purchase accounting for the Valcon Acquisition that reduced Consumer Services’ revenue by $63 million.

•	Nielsen incurred $7 million of restructuring expense.

Revenues

Nielsen Consolidated. Revenues increased 11.0% to $2,241 million for the Successor period from January 1, 2007 to June 30, 2007 versus $393 million for the Successor period from May 24, 2006 to June 30, 2006, and $1,626 million for the Predecessor period from January 1, 2006 to May 23, 2006. When assessing our financial results, we focus on growth in revenue excluding the effect of the purchase price deferred revenue adjustment from the Valcon Acquisition. Excluding the deferred revenue adjustment of $63 million (for Consumer Services), and the favorable impact of foreign exchange, related to the depreciation of the U.S. Dollar versus the Euro and other currencies, revenues on a constant currency basis increased 4.9%. Constant currency revenue increased 5.3% at Consumer Services (excluding the deferred revenue adjustment) and 6.1% at Media, while Business Media experienced a slight decrease of 0.8%.

Consumer Services. Revenues for the Successor period from January 1, 2007 to June 30, 2007 were $1,286 million, versus $205 million for the Successor period from May 24, 2006 to June 30, 2006 and $905 million for the Predecessor period from January 1, 2006 to May 23, 2006.

Excluding the 4.5% positive impact of foreign exchange and the $63 million deferred revenue adjustment, constant currency revenues increased by 5.3%. The increase in constant currency is primarily attributable to 4.5% growth in Retail Measurement Services due primarily to growth in Latin America, Emerging Markets, Asia Pacific, and Canada, partially offset by price compression in the U.S. In addition, Other Services constant currency revenues increased by 11.4% predominantly due to an increase in analytical revenues, growth in BASES and Claritas, and the impact of the July 2006 acquisition of The Modeling Group (TMG).

Media. Revenues for Media increased 7.1% to $695 million for the Successor period from January 1, 2007 to June 30, 2007 versus $141 million for the Successor period from May 24, 2006 to June 30, 2006 and $507 million for the Predecessor period from January 1 to May 23, 2006. Excluding a 1.0% positive impact of foreign exchange on revenues, constant currency revenues increased 6.1%. The increase in constant currency is primarily attributable to a 5.4% increase in the Media division (Nielsen Media Research U.S. and International), a 17.3% increase in Internet Measurement, and $7 million in incremental revenues from the 2006 acquisitions of Nielsen BuzzMetrics and Radio & Records (“R&R”). The Media division’s constant currency increase was primarily attributable to NMR U.S.’s growth of 6.9% due to continued demand for Nielsen Media Research’s television audience measurement services, new business and price increases, the National People Meter (NPM) expansion and cable network upgrades.

Business Media. Revenues for the Successor period from January 1, 2007 to June 30, 2007 were $261 million versus $47 million for the Successor period from May 24, 2006 to June 30, 2006 and $216 million for the Predecessor period from January 1, 2006 to May 23, 2006. On a constant currency basis, revenues for Business Media decreased 0.8% due to continued softness in advertising revenues and the sale of certain publications in 2006 offsetting growth in trade shows and eMedia.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues was $1,022 million for the Successor period from January 1, 2007 to June 30, 2007 versus $195 million for the Successor period from May 24, 2006 to June 30, 2006, and $787 million for the Predecessor period from January 1, 2006 to May 23, 2006. Excluding the 3.3% unfavorable impact of foreign exchange on a pro forma basis, cost of revenues would have increased by 0.7%. Constant currency cost of revenues increased primarily from an increase at Media, partly offset by a reduction in costs at Consumer Services and Business Media.

The decrease in constant currency cost of revenues at Consumer Services was due to overall strong cost and headcount controls, particularly in the U.S. and Europe. Media’s constant currency cost of revenues increase resulted primarily from an increase in the Media division due to the expansion in the U.S. of Local People Meter (LPM) and NPM in addition to the impact of the R&R acquisition at Entertainment. Business Media constant currency cost of revenues decrease resulted from cost savings initiatives in circulation, manufacturing and distribution, lower page volumes, and headcount reductions.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses were $785 million for the Successor period from January 1, 2007 to June 30, 2007 versus $165 million for the Successor period from May 24, 2006 to June 30, 2006 and $554 million for the Predecessor period from January 1, 2006 to May 23, 2006. On a pro forma basis, selling, general and administrative expense increased 7.2% for the six months ended June 30, 2007 in constant currency. The increase in constant currency selling, general and administrative expenses was primarily attributable to payments in connection with compensation agreements and recruiting expenses for certain corporate executives, increased share option expense (inclusive of the acceleration and settlement of Nielsen//NetRatings’ options), and higher selling, general and administrative costs associated with the 2006 acquisitions.

Depreciation and Amortization

Assuming the Valcon Acquisition occurred on January 1, 2006, depreciation and amortization for the pro forma period ended June 30, 2006 was $209 million. Depreciation and amortization was $223 million for the Successor period from January 1, 2007 to June 30, 2007, an increase of 6.2% over the six month pro forma period ended June 30, 2006. Excluding the 2.0% unfavorable impact of foreign exchange, depreciation and amortization expense would have increased $9 million, or 4.2% when compared with the six month pro forma period ended June 30, 2006 on a constant currency basis.

Transaction Costs

On March 8, 2006, Nielsen and Valcon announced a tender offer to acquire shares of Nielsen. We also agreed to reimburse Valcon’s transaction expenses up to $36 million if the transaction was terminated. In November 2005, in connection with the agreement on the termination of our planned merger with IMS Health, we agreed to pay $45 million to IMS Health should we be acquired within twelve months following the termination. On May 24, 2006, due to the consummation of the transaction by Valcon, we made the $45 million payment to IMS. In total, during the Predecessor period from January 1, 2006 to May 23, 2006, we recorded $95 million in transaction expenses, which are excluded from the pro forma statement of operations.

Restructuring Costs

As discussed in Note 6 to our condensed consolidated financial statements, “Restructuring Activities”, during 2007 and 2006, we initiated restructuring plans that resulted in the involuntary termination of certain employees and incurred related consulting expense for performance improvement initiatives. These initiatives are expected to be implemented by the end of 2008. For the Successor period from January 1, 2007 to June 30, 2007, Nielsen incurred $34 million in severance costs and $21 million in consulting fees and related costs, for a total of $55 million in restructuring expense related to the reduction of headcount and the review of corporate functions and outsourcing opportunities. For the six months from January 1, 2006 to June 30, 2006, Nielsen incurred $6 million in consulting fees and related costs, and $1 million in severance, for a total of $7 million in restructuring expense. All severance and consulting fees have been or will be settled in cash.

Operating Income

Operating income for the Successor period from January 1, 2007 to June 30, 2007 was $156 million, versus a loss of $10 million for the Successor period from May 24, 2006 to June 30, 2006, and $57 million of income for the Predecessor period from January 1, 2006 to May 23, 2006. On a pro forma basis and excluding a 5.7% unfavorable impact of foreign exchange, constant currency pro forma operating income increased 52.6%. On a pro forma basis and excluding the impact of deferred revenues ($63 million in 2006), restructuring expense ($55 million in 2007 vs. $7 million in 2006), payments in connection with compensation agreements and recruiting expense for certain corporate executives ($14 million in 2007), and Nielsen//NetRatings deal related costs ($6 million in 2007), Nielsen’s constant currency operating income for the six months ended June 30, 2007 increased 30.8% versus the comparable period in the prior year.

Interest Income and Expense

Interest income was $16 million for the Successor period from January 1, 2007 to June 30, 2007 versus $2 million for the Successor period from May 24, 2006 to June 30, 2006, and $8 million for the Predecessor period from January 1, 2006 to May 23, 2006, and, on a pro forma basis, $6 million for the period from January 1, 2006 to June 30, 2006. Interest expense was $313 million for the Successor period from January 1, 2007 to June 30, 2007 versus $56 million for the Successor period from May 24, 2006 to June 30, 2006 and $48 million for the Predecessor period from January 1, 2006 to May 23, 2006. On a pro forma basis, interest expense was $323 million for the six month period ended June 30, 2006. The decrease in interest expense was primarily due to lower actual balances of the Euro term loan that was partially repaid with the proceeds of the sale from BME. See “Liquidity and Capital Resources” below.

Gain/(Loss) on Derivative Instruments

The gain on derivative instruments was $13 million for the Successor period from January 1, 2007 to June 30, 2007 versus a loss of $11 million for the pro forma period from January 1, 2006 to June 30, 2006. The change resulted primarily from currency movements in the current and prior period.

Foreign Currency Exchange Transaction (Loss)/Gain, net

Foreign currency exchange transaction represents the gain or loss on revaluation of intercompany loans and external debt. As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on Nielsen’s operating results. The average U.S. Dollar to Euro exchange rate was $1.33 to €1.00 and $1.22 to €1.00 for the Successor period from January 1, 2007 to June 30, 2007 and the six month period from January 1, 2006 to June 30, 2006, respectively. Foreign currency exchange resulted in a $34 million loss in the Successor period from January 1, 2007 to June 30, 2007 versus a $50 million gain for the pro forma period from January 1, 2006 to June 30, 2006 as a result of the U.S. Dollar’s depreciation versus the Euro.

Equity in Net Income of Affiliates

Equity in net income of affiliates was $6 million in the Successor period from January 1, 2007 to June 30, 2007 versus $9 million in the pro forma period from January 1, 2006 to June 30, 2006.

Other (Expense)/Income, net

Other expense for the Successor period from January 1, 2007 to June 30, 2007 was $2 million versus income of $12 million for the pro forma period from January 1, 2006 to June 30, 2006. The variance is due to the recognition in 2006 of the fair value adjustment of the unsubordinated convertible bond that was redeemed in August 2006.

(Loss)/Income from Continuing Operations before Income Taxes and Minority Interests

For the Successor period January 1, 2007 to June 30, 2007, there was a $158 million loss from continuing operations before income taxes and minority interest versus a $12 million loss for the Successor period from May 24, 2006 to June 30, 2006 and $25 million income for the Predecessor period January 1, 2006 to May 23, 2006. On a pro forma basis, there was a $150 million loss for the pro forma six month period from January 1, 2006 to June 30, 2006. The pro forma results primarily reflect improved operating performance, offset by foreign currency exchange losses, restructuring expenses related to the Transformation Initiative, increased share option expense, and payments in connection with compensation arrangements and recruiting expenses for certain corporate executives.

Benefit/(Provision) for Income Taxes

Nielsen operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

The effective tax rate for the six months ended June 30, 2007 was 12.6% (benefit), which is lower than the Dutch statutory rate as a result of the valuation allowance on foreign tax credits.

The effective tax rate for the Predecessor from January 1, 2006 to May 23, 2006 was higher than the statutory rate primarily due to the low tax benefit on the transaction costs related to the Valcon Acquisition. The effective tax rate for the Successor period (May 24 to June 30, 2006) was higher than the statutory rate primarily due to the low tax benefit accrued on the interest expense on the senior secured bridge facility.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a decrease of $5 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of goodwill. Due to the Valcon Acquisition on May 24, 2006, the decrease in tax benefits will be accounted for as a change to goodwill since the tax benefits relate to periods prior to the Valcon Acquisition. As of the date of adoption, the Company’s unrecognized tax benefits totaled $119 million. Included in these unrecognized tax benefits are approximately $26 million of uncertain tax positions that, if recognized, would impact the effective tax rate. However, due to the Valcon Acquisition, most of the tax benefits will not affect the annual effective income tax rate since a majority of the tax benefits relate to tax matters originating prior to the Valcon acquisition. There have been no material changes in the amount of unrecognized tax benefits since adoption, and the Company anticipates no significant changes in the next twelve months.

Estimated interest related to the underpayment of income taxes is classified as a component of tax expense in the condensed consolidated statement of operations. At January 1, 2007, the Company accrued $8 million for the potential payment of interest. During the six months ended June 30, 2007, the Company accrued an additional $5 million in potential interest associated with uncertain tax positions. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reflected as a reduction of the overall income tax provision or goodwill depending on whether the interest was accrued prior to, or subsequent to, the Valcon Acquisition.

The Company files numerous consolidated and separate U.S. federal income tax returns and combined and separate returns in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for 2002 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2005.

The U.S. Internal Revenue Service commenced examinations of certain of the Company’s U.S. federal income tax returns for 2004 in the third quarter of 2006. The Company is also under corporate examination in the Netherlands for the years 2002-2004. In addition, the Company is awaiting clearance from taxing authorities on certain elections made in connection with restructuring. Unrecognized tax benefits associated with the years currently under examination are $30 million as of January 1, 2007. Based on the outcome of these examinations, or as a result of the expiration of statutes of limitations in specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions at January 1, 2007. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods. The Company anticipates that several of these audits may be finalized in the foreseeable future; however, Nielsen does not believe that the outcome of any examination will have a material impact on its statement of operations. There have been no significant changes to the status of these examinations during the six months ended June 30, 2007.

Results of Operations – Successor (from April 1, 2007 to June 30, 2007), Pro Forma (three months ended June 30, 2006), Successor (from May 24, 2006 to June 30, 2006), and Predecessor (from April 1, 2006 to May 23, 2006) periods

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations and unaudited pro forma results for the three months ended June 30, 2006:

	Successor	Pro Forma	Successor	Predecessor
(IN MILLIONS)	Period from April 1, 2007 to June 30, 2007 (Unaudited)	Three months ended June 30, 2006(1) (Unaudited)	Period from May 24, 2006 to June 30, 2006 (Unaudited)	Period from April 1, 2006 to May 23, 2006 (Unaudited)
Revenues	$1,169	$1,016	$393	$623
Costs of revenues, exclusive of depreciation and amortization	522	502	195	307
Selling, general and administrative expenses, exclusive of depreciation and amortization	399	360	165	197
Depreciation and amortization	112	104	43	47
Transaction costs	—	—	—	43
Restructuring costs	36	5	—	5

Operating income/(loss)	100	45	(10)	24

Interest income	8	3	2	3
Interest expense	(157)	(161)	(56)	(18)
Gain/(loss) on derivative instruments	4	(4)	(2)	(2)
Foreign currency exchange transaction (loss)/gain, net	(30)	51	53	(2)
Equity in net income of affiliates	4	7	3	4
Other income/(expense), net	—	2	(2)	4

(Loss)/income from continuing operations before income taxes and minority interests	(71)	(57)	(12)	13
Benefit/(provision) for income taxes	7	(32)	(27)	(26)
Minority interests	2	—	—	—

Loss from continuing operations	$(62)	$(89)	$(39)	$(13)

(1)	The unaudited pro forma presentation for three months ended June 30, 2006 reflects the Predecessor period from April 1, 2006 to May 23, 2006 preceding the Valcon Acquisition adjusted to reflect the pro forma effect of the Valcon Acquisition and its related financing as if it had occurred on January 1, 2006. Pro forma adjustments include: increased interest expense/lower interest income on net debt ($89 million), reversal of transaction costs directly related to the Valcon Acquisition ($43 million), increased amortization related to purchase price allocation ($14 million), decreased selling, general and administrative expenses ($2 million) consisting of decreased pension costs related to the Valcon Acquisition ($4 million) and increased sponsor fees ($2 million), and the related income tax effects.

The pro forma basis amounts for the three months ended June 30, 2006 are compared to the three months ended June 30, 2007 on a reported basis.

The following table sets forth, for the periods indicated, certain supplemental revenue data:

	Successor	Pro Forma	Successor	Predecessor
(IN MILLIONS)	Period from April 1, 2007 to June 30, 2007 (Unaudited)	Three months ended June 30, 2006 (Unaudited)	Period from May 24, 2006 to June 30, 2006 (Unaudited)	Period from April 1, 2006 to May 23, 2006 (Unaudited)
Revenues by segment
Consumer Services	$677	$551	$205	$346
Media	354	332	141	191
Business Media	139	134	47	87
Corporate and eliminations	(1)	(1)	—	(1)

Total	$1,169	$1,016	$393	$623

Consumer Services revenues by service
Retail Measurement Services	$444	$400	$171	$229
Consumer Panel Services	57	56	27	29
Customized Research Services	66	62	27	35
Other Services	110	96	43	53
Deferred Revenue Adj.	—	(63)	(63)	—

Total	$677	$551	$205	$346

Media revenues by division
Media	$289	$273	$115	$158
Entertainment	42	38	16	22
Internet Measurement	23	21	10	11

Total	$354	$332	$141	$191

Revenues by geography
United States	$660	$593	$226	$367
Other Americas	112	102	43	59
The Netherlands	10	8	4	4
Other Europe, Middle East & Africa	282	219	80	139
Asia Pacific	105	94	40	54

Total	$1,169	$1,016	$393	$623

The Nielsen Company B.V.

	Successor	Pro Forma	Successor	Predecessor
(% of Revenue)	Period from April 1, 2007 to June 30, 2007 (Unaudited)	Three months ended June 30, 2006 (Unaudited)	Period from May 24, 2006 to June 30, 2006 (Unaudited)	Period from April 1, 2006 to May 23, 2006 (Unaudited)
Revenues by segment
Consumer Services	58%	54%	52%	55%
Media	30%	33%	36%	31%
Business Media	12%	13%	12%	14%

Total Nielsen	100%	100%	100%	100%

Consumer Services revenues by service
Retail Measurement Services	38%	39%	43%	37%
Consumer Panel Services	5%	6%	7%	4%
Customized Research Services	6%	6%	7%	6%
Other Services	9%	9%	11%	8%
Deferred Revenue Adj.	—	(6)%	(16)%	—

Total Consumer Services	58%	54%	52%	55%

Media revenues by division
Media	25%	27%	29%	25%
Entertainment	3%	4%	4%	4%
Internet Measurement	2%	2%	3%	2%

Total Media	30%	33%	36%	31%

Business Media	12%	13%	12%	14%

The following table sets forth certain supplemental revenue growth data, both on an as reported and constant currency basis. In order to determine the percentage change in items on a constant currency basis, we adjust these items to remove the positive and negatives impacts of foreign exchange. The deferred revenue adjustment referred to below resulted from the preliminary purchase price allocation for the estimated fair value of deferred revenue in 2006. All percentages are calculated using actual amounts.

	Unaudited Pro Forma Revenue Growth from April 1, 2007 to June 30, 2007
	Revenue for Three Months Ended June 30, 2007	Deferred Revenue Adjustment	Unaudited Pro Forma Total Revenue
Revenue growth, as reported
Consumer Services	23.0%	(12.6)%	10.4%
Media	6.3%	—	6.3%
Business Media	3.8%	—	3.8%

Total	15.1%	(6.7)%	8.4%

Revenue growth, constant currency
Consumer Services	17.5%	(12.1)%	5.4%
Media	5.2%	—	5.2%
Business Media	3.3%	—	3.3%

Total	11.7%	(6.6)%	5.1%

The Nielsen Company B.V.

Successor period from April 1, 2007 to June 30, 2007 compared to the pro forma period from April 1, 2006 to June 30, 2006

When comparing Nielsen’s results for the Successor period from April 1, 2007 to June 30, 2007 with pro forma results for the Predecessor period from April 1, 2006 to June 30, 2006, the following should be noted:

Items affecting Operating Income for the Successor period from April 1, 2007 to June 30, 2007

•	Nielsen’s condensed consolidated financial statements for the three months ended June 30, 2007 reflect the effect of foreign currency exchange rates on operations.

•	Nielsen incurred $36 million of restructuring expense.

•	Nielsen incurred approximately $5 million in payments in connection with compensation agreements and recruiting expenses for certain corporate executives.

•	Nielsen//NetRatings incurred $4 million in deal related costs.

Items affecting Operating Income for the pro forma period from April 1, 2006 to June 30, 2006

•	Nielsen recorded a $63 million purchase price adjustment to deferred revenue resulting from the Valcon Acquisition purchase accounting that reduced Consumer’s second quarter revenue.

•	Nielsen incurred $5 million of restructuring expense.

Revenues

Nielsen. Revenues increased 15.1% to $1,169 million for the three month Successor period from April 1, 2007 to June 30, 2007 versus $393 million for the Successor period from May 24, 2006 to June 30, 2006 and $623 million for the Predecessor period from April 1, 2006 to May 23, 2006. When assessing our financial results, we focus on growth in revenue excluding the effect of the purchase price deferred revenue adjustment from the Valcon Acquisition. Excluding the deferred revenue adjustment of $63 million (for Consumer Services) and a 3.4% favorable impact of foreign exchange, related to the depreciation of the U.S. Dollar versus the Euro and other currencies, revenues on a constant currency basis increased 5.1%. Constant currency revenue increased 5.4% at Consumer Services, 5.2% at Media and 3.3% at Business Media.

Consumer Services. Revenues for the Successor period from April 1, 2007 to June 30, 2007 were $677 million, versus $205 million for the Successor period from May 24, 2006 to June 30, 2006 and $346 million for the Predecessor period from April 1, 2006 to May 23, 2006. Excluding a 5.5% positive impact of foreign exchange and the $63 million deferred revenue adjustment,

The Nielsen Company B.V.

constant currency revenues increased by 5.4%. The increase in constant currency is primarily attributable to 5.4% growth in Retail Measurement Services due primarily to growth in Latin America, Emerging Markets, Asia Pacific, and Canada, partially offset by price compression in the U.S. In addition, Other Services constant currency revenues increased by 9.8% predominantly due to an increase in analytical sales, growth in BASES and Claritas as well as the acquisition of TMG in 2006.

Media. Revenues for Media increased to $354 million for the three month Successor period ended June 30, 2007 versus $141 million for the Successor period from May 24, 2006 to June 30, 2006, and $191 million for the Predecessor period from April 1, 2006 to May 23, 2006. Excluding a 1.1% favorable impact of foreign exchange on revenues, constant currency revenues increased 5.2%. The constant currency increase is primarily attributable to a 4.7% increase in the Media division (Nielsen Media Research U.S. and International), a 16.5% increase in Internet Measurement, and the $2 million impact from the acquisition of Nielsen BuzzMetrics and R&R. The Media division’s constant currency increase was primarily attributable to NMR U.S.’s growth of 6.0% due to continued demand for Nielsen Media Research’s television audience measurement services, new business and price increases, the NPM expansion and cable network upgrades.

Business Media. Revenues for the Successor period from April 1, 2007 to June 30, 2007 were $139 million versus $47 million for the Successor period from May 24, 2006 to June 30, 2006, and $87 million for the Predecessor period from April 1, 2006 to May 23, 2006. Excluding the 0.5% favorable impact of foreign exchange, Business Media constant currency revenues increased 3.3% due to the shift of a trade show to second quarter in 2007 versus first quarter in 2006, growth in trade shows and eMedia offsetting softness in publishing advertising revenues and the sale of certain publications in 2006.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues was $522 million for the Successor period from April 1, 2007 to June 30, 2007 versus $195 million for the Successor period from May 24, 2006 to June 30, 2006, and $307 million for the Predecessor period from April 1, 2006 to May 23, 2006. Excluding the unfavorable impact of foreign exchange, cost of revenues for the three months were relatively flat versus prior year. Constant currency cost of revenues increased primarily from an increase at Media, partly offset by a reduction in costs of revenue at Consumer Services and Business Media.

The decrease in constant currency cost of revenues at Consumer Services was primarily due to Consumer Services headcount and cost controls, particularly U.S. and Europe. Media’s constant currency cost of revenues increase resulted primarily from an increase in the Media division due to the expansion of LPM and NPM in the United States. Business Media constant currency cost of revenues decrease resulted from efficiency initiatives in manufacturing and distribution, lower page volumes and headcount reductions.

The Nielsen Company B.V.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses were $399 million for the three month Successor period from April 1, 2007 to June 30, 2007 versus $165 million for the Successor period from May 24, 2006 to June 30, 2006 and $197 million for the Predecessor period from April 1, 2006 to May 23, 2006. Selling, general and administrative expenses for the quarter ended June 30, 2007 increased 7.7% compared with the pro forma quarter ended June 30, 2006 in constant currency. This increase in constant currency selling, general and administrative expenses was primarily attributable to higher revenue driven costs, payments in connection with compensation agreements and recruiting expenses for certain corporate executives, and higher selling, general and administrative costs associated with the 2006 acquisitions.

Depreciation and Amortization

Assuming the Valcon Acquisition occurred on January 1, 2006, depreciation and amortization for the three month pro forma period ended June 30, 2006 would have been $104 million. Depreciation and amortization was $112 million for the Successor period from April 1, 2007 to June 30, 2007, an increase of 7.9% over the three month pro forma period ended June 30, 2006. Excluding the 2.6% favorable impact of foreign exchange, depreciation and amortization expense for the three months ended June 30, 2007 would have increased $6 million, or 5.3% when compared with the three month pro forma period ended June 30, 2006 on a constant currency basis.

Transaction Costs

On March 8, 2006, Nielsen and Valcon announced a tender offer to acquire shares of Nielsen. We also agreed to reimburse Valcon’s transaction expenses up to $36 million if the transaction were terminated. In November 2005, in connection with the agreement on the termination of our planned merger with IMS Health, we agreed to pay $45 million to IMS Health should we be acquired within twelve months following the termination. Based on the facts and circumstances that existed as of March 31, 2006, we were unable to determine whether the tender offer for us by Valcon would be successful. Therefore, we accrued $36 million, representing our estimate of the minimum amount that would be required to be paid to either IMS, in the event the Valcon Acquisition was successful, or to the investors in Valcon, if the acquisition was not successful. On May 24, 2006, due to the consummation of the transaction by Valcon, we made the $45 million payment to IMS. During the Predecessor period from April 1, 2006 to May 23, 2006, we also recorded $43 million of transaction expenses, primarily for investment advisory services. These transaction costs are excluded from the pro forma condensed consolidated statement of operations.

Restructuring Costs

As discussed in Note 6 to our condensed consolidated financial statements, “Restructuring Activities”, we initiated restructuring plans during 2007 and 2006 that resulted in the involuntary termination of certain employees and incurred related consulting expense for performance improvement initiatives. These initiatives are expected to be implemented by the end of 2008.

The Nielsen Company B.V.

Nielsen incurred $24 million in severance costs and $12 million in consulting fees and related costs for a total of $36 million in restructuring expense for the three months ended June 30, 2007. For the three months from April 1, 2006 to June 30, 2006, Nielsen incurred $4 million in consulting fees and related costs and $1 million in severance costs for a total of $5 million in restructuring expense. All severance and consulting fees have been or will be settled in cash.

Operating Income

Operating income for the Successor period from April 1, 2007 to June 30, 2007 was $100 million versus a $10 million loss for the Successor period from May 24, 2006 to June 30, 2006 and $24 million income for the Predecessor period from April 1, 2006 to May 23, 2006. Excluding a 15.0% unfavorable impact of foreign exchange, constant currency pro forma operating income increased 139.3%. On a pro forma basis and excluding the impact of deferred revenues ($63 million in 2006), restructuring expense ($36 million in 2007 vs. $5 million in 2006), payments in connection with compensation arrangements and recruiting expense for certain corporate executives ($5 million in 2007), and Nielsen//NetRatings deal related costs ($4 million in 2007), Nielsen’s constant currency pro forma operating income for the three months ended June 30, 2007 increased 27.1% versus the comparable period in the prior year as a result of the factors discussed above.

Interest Income and Expense

Interest income was $8 million for the three month Successor period from April 1, 2007 to June 30, 2007 and $2 million for the Successor period from May 24, 2006 to June 30, 2006 and $3 million for the Predecessor period from April 1, 2006 to May 23, 2006. On a pro forma basis, interest income was $3 million for the period from April 1, 2006 to June 30, 2006. Interest expense was $157 million for the Successor period from April 1, 2007 to June 30, 2007, and $56 million for the Successor period May 24, 2006 to June 30, 2006 and $18 million for the Predecessor period from April 1, 2006 to May 23, 2006. On a pro forma basis, interest expense was $161 million for the three month pro forma period from April 1, 2006 to June 30, 2006. The decrease in interest expense was primarily due to lower actual balances of the Euro term loan that was partially repaid with the proceeds of the sale from BME. See “Liquidity and Capital Resources” below.

Gain/(Loss) on Derivative Instruments

The gain on derivative instruments was $4 million for the Successor period from April 1, 2007 to June 30, 2007 versus a loss of $4 million for the pro forma period from April 1, 2006 to June 30, 2006. The change resulted from the influence of currency and interest rate movement in both periods.

Foreign Currency Exchange Transaction (Loss)/Gain, net

Foreign currency exchange resulted in a $30 million loss recorded in the Successor period from April 1, 2007 to June 30, 2007 and $53 million gain for the Successor period from May 24, 2006 to June 30, 2006 and a $2 million loss for the Predecessor period from April 1, 2006 to May 23, 2006 as a result of the U.S. Dollar’s depreciation versus the Euro.

The Nielsen Company B.V.

Equity in Net Income of Affiliates

Equity in net income of affiliates was $4 million in the Successor period from April 1, 2007 to June 30, 2007 and $7 million in the pro forma period from April 1, 2006 to June 30, 2006.

Other Income/(Expense), net

There was no income or loss for the Successor period from April 1, 2007 to June 30, 2007 was $2 million of income for the pro forma period from April 1, 2006 to June 30, 2006. The variance is due to the recognition in 2006 of the fair value adjustment of the unsubordinated convertible bond that was redeemed in August 2006.

(Loss)/Income from Continuing Operations before Income Taxes and Minority Interests

Loss from continuing operations before income taxes and minority interest was $71 million for the Successor period from April 1, 2007 to June 30, 2007 versus a $12 million loss for the Successor period from May 24, 2006 to June 30, 2006, and $13 million income for the Predecessor period from April 1, 2006 to May 23, 2006. On a pro forma basis, the Loss was $57 million for the period from April 1, 2006 to June 30, 2006. The pro forma variance primarily reflects improved operating performance, offset by the foreign exchange loss recorded in the Successor period versus the gain booked in the prior year, the restructuring expenses related to the Transformation Initiative, increased share option expense, and payments in connection with compensation arrangements and recruiting expenses of certain corporate executives.

Benefit/(Provision) for Income Taxes

The effective tax rate for the three months ended June 30, 2007 was 10.4% (benefit), which is lower than the Dutch statutory rate as a result of the valuation allowance on foreign tax credits.

The effective tax rate for the Predecessor period from April 1, 2006 to May 23, 2006 was higher than the statutory rate primarily due to the low tax benefit on the transaction costs related to the Valcon Acquisition. The effective tax rate for the Successor period from May 24 to June 30, 2006 was higher than the statutory rate primarily due to the low tax benefit accrued on the interest expense on the senior secured bridge facility.

Estimated interest related to the underpayment of income taxes is classified as a component of tax expense in the condensed consolidated statement of operations. During the three months ended June 30, 2007, the Company accrued an additional $3 million in potential interest associated with uncertain tax positions. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reflected as a reduction of the overall income tax provision or goodwill depending on whether the interest was accrued prior to, or subsequent to, the Valcon Acquisition.

The Nielsen Company B.V.

Liquidity and Capital Resources

Overview

Since the Valcon Acquisition and related financing, our contractual obligations, commitments and debt service requirements over the next several years are significant and are substantially higher than historical amounts. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash.

We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including debt service. We expect the cash flow from Nielsen’s operations, combined with amounts available under our revolving credit facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations, and capital spending over the next twelve months.

Use of Proceeds Transactions and other Financing Transactions

We entered into the following transactions in the six months ending June 30, 2007:

•

Effective January 22, 2007, Nielsen agreed to a 50 and 25 basis point reduction of the applicable margin on its USD and EUR senior secured term loan facilities. For the twelve months ended December 31, 2007, we articulate that this reduction will result in estimated interest savings of between $20-$25 million.

•

On February 9, 2007, Nielsen applied $328 million of the BME sale proceeds towards making a mandatory pre-payment on the €800 million senior secured term loan facility. By making this pre-payment, Nielsen will no longer be required to pay the scheduled quarterly installments for the remainder of the term of the senior secured term loan facility.

•

Effective May 31, 2007 Nielsen obtained a further 25 basis point reduction of the applicable margin on its USD and EUR senior secured term loan facilities as a result of achieving a secured leverage ratio below 4.25 as of March 31, 2007.

•	To finance the acquisition of Nielsen//NetRatings, Nielsen borrowed $115 million under its $688 million senior secured revolving credit facility, which amounts remain outstanding as of June 30, 2007

•

On August 9, 2007, the Company completed the acquisition of Telephia, Inc. for approximately $440 million. $350 million of the purchase price was funded using the incremental provision of the senior secured term loan facilities and the balance funded through the availability under the Company’s revolving credit facility and cash on hand.

•

Effective January 19, 2007, Nielsen entered into a cross-currency swap maturing in May, 2010 to hedge its exposure to foreign currency exchange rate movements on part of its GBP-denominated external debt. With this transaction a notional amount of GBP 225 million with a fixed interest rate of 5.625% has been swapped to a notional amount of €344 million with a fixed interest rate of 4.033%. The swap has been designated as a foreign currency cash flow hedge.

The Nielsen Company B.V.

•

Effective February 9, 2007, Nielsen entered into a cross-currency swap maturing February, 2010 to convert part of its Euro-denominated external debt to U.S. Dollar-denominated debt. With this transaction a notional amount of €200 million with a 3-month Euribor based interest rate is swapped to a notional amount of $259 million with an interest rate based on 3-month USD-Libor minus a spread. No hedge designation was made for this swap.

Cash Flows

We based the following cash flow discussion on the Successor period from January 1, 2007 to June 30, 2007 and the sum of amounts reported for the combined Successor period from May 24, 2006 to June 30, 2006 and Predecessor period of January 1, 2006 to May 23, 2006. This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented in this manner because we believe it enables a meaningful comparison.

At June 30, 2007, cash and cash equivalents were $514 million, a decrease of $117 million from December 31, 2006. Our total indebtedness was $7.9 billion and we had $573 million available for borrowing under our senior secured revolving credit facility at June 30, 2007.

Operating activities. Net cash used was $12 million for the Successor period of January 1, 2007 to June 30, 2007 and $120 million was provided in the combined Successor period from May 24, 2006 to June 30, 2006 and Predecessor period of January 1, 2006 to May 23, 2006. The primary changes in activity in 2007 were higher interest and tax payments of $201 million, collection timing on trade and other receivables, partially offset by higher revenues.

Investing activities. Net cash provided was $33 million for the Successor period from January 1, 2007 to June 30, 2007 and $127 million was used in the combined Successor period from May 24, 2006 to June 30, 2006 and Predecessor period from January 1, 2006 to May 23, 2006. The increase is primarily due to $392 million in higher proceeds from the sale of subsidiary assets and $116 million net receipts from sales/maturities of marketable securities offset by $307 million increase in cash paid for acquisitions in 2007.

Financing activities. Net cash used was $159 million for the Successor period from January 1, 2007 to June 30, 2007 and $443 million for the combined Successor period from May 24, 2006 to June 30, 2006 and Predecessor period from January 1, 2006 to May 23, 2006. The decrease is mainly driven by 2007 proceeds from issuance of debt and lower 2007 debt repayments partially offset by the 2006 proceeds from the settlement of derivatives.

Capital Expenditures. Investments in property, plant equipment, software and other assets totaled $113 million in the Successor period from January 1, 2007 to June 30, 2007 versus $18 million in the Successor period from May 24, 2006 to June 30, 2006 and $69 million in the Predecessor period from January 1, 2006 to May 23, 2006. The primary reason for the increase in capital expenditures is the expansion of the LPM program and investments in computer software.

The Nielsen Company B.V.

Covenant EBITDA

Nielsen’s senior secured credit facility contains a covenant that requires our wholly-owned subsidiary Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a maximum ratio of consolidated total net debt to Covenant EBITDA of 10.0 to 1.0, calculated for the trailing four quarters (as determined under our senior secured credit facility), commencing with the fiscal quarter ending September 30, 2007. For test periods commencing:

(1) between October 1, 2007 and December 31, 2007, the maximum ratio is 10.0 to 1.0;

(2) between January 1, 2008 and September 30, 2008, the maximum ratio is 9.5 to 1.0;

(3) between October 1, 2008 and September 30, 2009, the maximum ratio is 8.75 to 1.0;

(4) between October 1, 2009 and September 30, 2010, the maximum ratio is 7.5 to 1.0; and,

(5) between October 1, 2011 and September 30, 2012, the maximum ratio is 7.0 to 1.0.

This covenant “steps down” over time to a maximum ratio of consolidated total net debt to Covenant EBITDA of 6.25 to 1.0 as of the first day of the fiscal quarter ending December 31, 2012.

In addition, Nielsen’s senior secured credit facility contains a covenant that requires Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a minimum ratio of Covenant EBITDA to consolidated interest expense of 1.25 to 1.0, calculated for the trailing four quarters (as determined under our senior secured credit facility), commencing with the fiscal quarter ending September 30, 2007. This covenant “steps up” over time to a minimum ratio of Covenant EBITDA to consolidated interest expense of 1.75 to 1.0 as of the last day of the fiscal quarter ending September 30, 2011. For test periods commencing:

(1) between October 1, 2011 and September 30, 2012, the minimum ratio is 1.60 to 1.0; and

(2) after October 1, 2012 the minimum ratio is 1.50 to 1.0.

Failure to comply with either of these covenants would result in an event of default under our senior secured credit facility unless waived by our senior credit lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our senior secured credit facility and these covenants are material to us. As of June 30, 2007, had the covenants described above applied to us at that time, we would have been in compliance with them.

We also measure the ratio of Secured Net Debt to Covenant EBITDA because Nielsen’s senior secured credit facility contains a provision which will result in an increase of the applicable interest rate by 0.25% when this ratio is higher than 4.25.

The Nielsen Company B.V.

Covenant earnings before interest, taxes, depreciation and amortization (“Covenant EBITDA”) is a non-generally accepted accounting principle (“GAAP”) measure used to determine our compliance with certain covenants contained in our senior secured credit facilities. Covenant EBITDA is defined in our senior secured credit facilities as net income (loss) from continuing operations, as adjusted for the items summarized in the table below. Covenant EBITDA is not a presentation made in accordance with GAAP, and our use of the term Covenant EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Covenant EBITDA should not be considered as an alternative to net earnings (loss), operating income or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. Covenant EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Covenant EBITDA:

•	excludes income tax payments;

•	does not reflect any cash capital expenditure requirements;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	includes estimated cost savings and operating synergies;

•	does not include one-time transition expenditures that we anticipate we will need to incur to realize cost savings;

•	does not reflect management fees that are payable to the Sponsors;

•

does not reflect the impact of earnings or charges resulting from matters that we and the lenders under our new senior secured credit facility may consider not to be indicative of our ongoing operations.

In particular, our definition of Covenant EBITDA allows us to add back certain non-cash and non-recurring charges that are deducted in determining net income. However, these are expenses that may recur, vary greatly, and are difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes.

Because of these limitations we rely primarily on our GAAP results. However, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Covenant EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our future financing covenants.

The Nielsen Company B.V.

The following is a reconciliation of our loss from continuing operations, for the twelve month period ended June 30, 2007, to Covenant EBITDA as defined above per our senior secured credit facilities:

(IN MILLIONS)	Unaudited Covenant EBITDA for the twelve month period ended June 30, 2007
Loss from continuing operations	$(376)
Interest expense, net	604
Benefit for taxes	(152)
Depreciation and amortization	438

EBITDA	514
Non-cash charges(1)	39
Unusual or non-recurring items(2)	345
Restructuring charges and business optimization costs(3)	142
Cost savings(4)	125
Sponsor monitoring fees(5)	10
Other(6)	(3)
EBITDA of non-covenant parties(7)	3

Covenant EBITDA	$1,175

Credit Statistics:
Current portion of long term debt, capital lease obligation and other short-term borrowings	358
Long term debt and capital lease obligations	7,530

Total debt	$7,888

Cash and cash equivalents	514
Less: Cash of unrestricted subsidiaries	(1)
Less: Additional deduction per credit agreement	(10)

Cash and cash equivalents excluding cash of unrestricted subsidiaries/deduction	503

Net debt, including Nielsen net debt(8)	$7,385

Less: Unsecured debenture loans	(2,516)
Less: Other unsecured debt	(115)

Net secured debt(9)	$4,754

Total debt, excluding unrestricted subsidiaries and Senior Discount note ($297 million at June 30, 2007)	7,591
Net debt, excluding $297 million (at June 30, 2007) of Nielsen net debt(10)	7,088
Ratio of secured net debt to Covenant EBITDA	4.1
Ratio of net debt (excluding Nielsen net debt) to Covenant EBITDA(11)	6.0
Consolidated interest expense, including Nielsen interest expense(12)	471
Ratio of Covenant EBITDA to Consolidated Interest Expense, including Nielsen interest expense	2.5

(1)	Consists of non-cash items that are permitted adjustments in calculating covenant compliance under the senior secured credit facility, primarily stock-based compensation expense.

The Nielsen Company B.V.

(2)	Unusual or non-recurring items include (amounts in millions):

Deferred Revenue Purchase Price Adjustment(a)	$27
Currency exchange rate differences on financial transactions and other gains (losses)(b)	158
Loss on Early Extinguishment of Debt	66
Compensation arrangements(c)	70
Duplicative running costs of European data factory(d)	18
U.S. GAAP/Consulting Fees Costs	12
Gain (Loss) on Derivative Instruments	(21)
Other Financial Gain (Loss)	7
Nielsen//NetRatings Deal Cost	6
Other(e)	2

Total	$345

(a)	Purchase Price Adjustment to Deferred Revenue resulting from the purchase accounting for the Valcon Acquisition which reduces revenue in 2006.

(b)	Represents foreign exchange gains or losses on revaluation of intercompany loans and external debt.

(c)	Represents payments incurred in connection with compensation arrangements for certain corporate executives.

(d)	Represents the costs incurred in Europe as a result of the parallel running of duplicative data factory systems, which are expected to be eliminated during 2008.

(e)	Includes other unusual or non-recurring items that are required or permitted adjustments in calculating covenant compliance under the senior secured credit facility.

(3)	Restructuring charges and business optimization costs include costs associated with Transformation Initiative, Corporate Headquarters, Marketing Information Europe, and Project Atlas, executive severance payments and certain costs incurred in our European operations

(4)	Represents the amount of run rate cost savings related to the Transformation Initiative projected by Nielsen in good faith to be realized as a result of specified actions, which is

The Nielsen Company B.V.

a permitted adjustment in calculating covenant compliance under the senior secured credit facility. See Note 6 to the condensed consolidated financial statements for discussion of the Transformation Initiative.

The adjustments reflecting estimated cost savings constitute forward looking statements described within the Private Securities Litigation Reform Act of 1995, as amended. In addition, Covenant EBITDA does not take into account approximately $175 million in additional implementation costs to be incurred in connection with achieving an annual run rate cost savings of $125 million.

We may not realize the anticipated cost savings related to Transformation Initiative pursuant to the anticipated timetable or at all. We also cannot assure you that we will not exceed one time restructuring costs associated with implementing the anticipated cost savings.

(5)	Represents the Sponsor monitoring fees as of the acquisition date. The annual amount is $10 million during 2006, increasing by 5% on an annual basis after 2006.

(6)	These adjustments include the EBITDA impact of significant businesses that were acquired in 2006, gain on sale of fixed assets, subsidiaries and affiliates, dividends received from affiliates; equity in net income of affiliates, and the exclusion of Covenant EBITDA attributable to unrestricted subsidiaries.

(7)	Non-Covenant parties include The Nielsen Company B.V. and VNU Intermediate Holding B.V.

(8)	Net debt, including Nielsen net debt, is not a defined term under GAAP. Net debt is calculated as total debt less cash and cash equivalents at June 30, 2007 excluding a contractual $10 million threshold.

(9)	The net secured debt is the consolidated total net debt that is secured by a lien on any assets or property of a loan party or a restricted subsidiary. This amount represents the amounts borrowed under our senior secured credit facilities.

(10)	Net debt, as defined, excluding $297 million of Nielsen net debt, is not a defined term under GAAP. Nielsen and our unrestricted subsidiaries are not subject to the restrictive covenants contained in the senior secured credit facility, and Nielsen’s Senior Discount Notes are not considered obligations of any of Nielsen’s subsidiaries. Therefore, these notes will not be taken into account when calculating the ratios under the senior secured credit facility.

(11)	For the reasons discussed in footnote (10) above, the ratio of net debt (excluding The Nielsen Company B.V.’s Senior Discount Notes) to Covenant EBITDA presented above does not include in net debt $285 million ($287 million debt, net of $2 million cash) of Nielsen indebtedness

The Nielsen Company B.V.

(12)	Consolidated interest expense is not a defined term under GAAP. Consolidated interest expense for any period is defined in our senior secured credit facility as the sum of (i) the cash interest expense of Nielsen Holding and Finance B.V. and its subsidiaries with respect to all outstanding indebtedness, including all commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance and net costs under swap contracts, net of cash interest income, and (ii) any cash payments in respect of the accretion or accrual of discounted liabilities during such period related to borrowed money (with a maturity of more than one year) that were amortized or accrued in a previous period, excluding, in each case, however, among other things, the amortization of deferred financing costs and any other amounts of non-cash interest, the accretion or accrual of discounted liabilities during such period, commissions, discounts, yield and other fees and charges incurred in connection with certain permitted receivables financing and all non-recurring cash interest expense consisting of liquidated damages for failure to timely comply with registration rights obligations and financing fees. Consolidated interest expense, including Nielsen interest expense, is not a defined term under GAAP. Consolidated interest expense, including Nielsen interest expense, is calculated as total consolidated interest expense on a pro forma basis for the four consecutive fiscal quarter periods ending on June 30, 2007, including $36 million of interest expense of Nielsen as follows:

Pro Forma Interest Income	$14
Pro Forma Interest Expense	(654)

Net Pro Forma Interest Expense	(640)

Minus: non cash interest Discount Notes	109
Minus: amortization of deferred financing costs	14
Minus: other non cash interest	4

Pro Forma Cash Interest Expense for the twelve months ended December 31, 2006	(513)

Minus: Pro Forma impact for the divestiture of BME	20
Other	22

Pro Forma Cash Interest Expense for the twelve months ended June 30, 2007	$(471)

See “Liquidity and Capital Resources” for further information on our indebtedness and covenants.

Transactions with Sponsors

For the Successor period from January 1, 2007 to June 30, 2007, the Company recorded $5 million in selling, general and administrative expenses related to Sponsor management fees, travel and consulting.

At June 30, 2007, amounts payable to Valcon Acquisition Holding B.V., the direct parent of Valcon are included in the balance sheet as follows: a $48 million loan in long-term debt, $61 million included in short-term debt and accrued interest of $1 million. For the Successor period from January 1, 2007 to June 30, 2007 the Company recorded $1 million in interest expense related to these loans.

The Nielsen Company B.V.

Commitments and Contingencies

Legal Matters

Nielsen is subject to litigation and other claims in the ordinary course of business.

D&B Legacy Tax Matters. In November 1996, D&B, then known as The Dun & Bradstreet Corporation (“Old D&B”) separated into three public companies by spinning off the ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Spin-Off”).

In June 1998, Old D&B changed its name to R.H. Donnelley Corporation (“Donnelley”) and spun-off The Dun & Bradstreet Corporation (“New D&B”) (the “D&B Spin”), and Cognizant changed its name to Nielsen Media Research, Inc. (“NMR”), now part of Nielsen, and spun-off IMS Health (the “Cognizant Spin”). In September 2000, New D&B changed its name to Moody’s Corporation (“Moody’s”) and spun-off a company now called The Dun & Bradstreet Corporation (“Current D&B”) (the “Moody’s spin”). In November 1999, Nielsen acquired NMR and in 2001 Nielsen acquired ACNielsen.

Pursuant to the agreements affecting the 1996 Spin-Off, among other things, certain liabilities, including certain contingent liabilities and tax liabilities arising out of certain prior business transactions (the “D&B Legacy Tax Matters”), were allocated among Old D&B, ACNielsen and Cognizant. The agreements provide that any disputes regarding these matters are subject to resolution by arbitration. As a result of the Cognizant Spin, IMS Health and NMR agreed they would share equally Cognizant’s share of liability arising out of the D&B Legacy Tax Matters.

In connection with the acquisition of NMR, Nielsen recorded in 1999, a liability for NMR’s aggregate liability for payments related to the D&B Legacy Tax Matters. Currently the parties are in arbitration over one tax related dispute. Nielsen believes it has adequately provided for any remaining liability related to these matters.

World Directories. In November 2004, Nielsen completed the sale of its Directories segment. The sales price is subject to adjustment based on final agreement on working capital and net indebtedness. On August 31, 2006, a notice of disagreement was filed by World Directories Acquisition Corp. (“WDA”) against Nielsen and certain of our subsidiaries pursuant to the Sale and Purchase Agreement ( “SPA”) between the parties dated September 26, 2004 under which or World Directories business was sold. The claim arises in connection with certain post-closing matters under the SPA related to the submission of the completion accounts related to the business. WDA asserts a claim for approximately €44 million ($59 million) and Nielsen, in opposition to WDA’s claim, has claimed approximately €8 million ($11 million). The matter has been submitted to arbitration pursuant to the SPA.

erinMedia. erinMedia, llc (“erinMedia”) filed a lawsuit in federal district court in Tampa, Florida on June 16, 2005. The suit alleges that Nielsen Media Research Inc., a wholly owned subsidiary of

The Nielsen Company B.V.

Nielsen, violated Federal and Florida state antitrust laws by attempting to maintain a monopoly in the market for producing national television audience measurement data. The complaint does not specify the amount of damages sought, but does request that the court terminate NMR’s contracts with the four major national broadcast television networks. On November 17, 2005, the court granted NMR’s motion to dismiss in part, and dismissed erinMedia’s affiliated company, ReacTV, and its claims. The case is now in discovery on the remaining claims by erinMedia.

On January 11, 2006, erinMedia filed a related action against NMR alleging violations of federal and state false advertising and unfair competition law. By order dated January 24, 2007, the court dismissed this action, without prejudice, upon stipulation of the parties. Although it is too early to predict the outcome of the original case, Nielsen believes the action is without merit.

Wrapsidy. On April 12, 2006, Wrapsidy, LLC filed a lawsuit in California Superior Court in Santa Clara County. The lawsuit originally alleged claims against Nielsen Media Research for violation of the California Franchise Investment Act, misappropriation of trade secrets, unfair competition and business practices, anticipatory breach of contract and other claims arising out of certain contracts between the parties. Wrapsidy also alleges harm arising out of certain contractual and pricing practices of Nielsen Media Research. The complaint does not specify the amount of damages sought and seeks declaratory and equitable relief. On June 26, 2007 Wrapsidy moved to file an amended complaint that omitted the claims for misappropriation of trade secrets, anticipatory breach of contract, relief on implied copyright license and violation of the California Franchise Investment Act, and added claims for violation of the California Unfair Practices Act, intentional interference with prospective economic advantage, intentional interference with contractual relations, relief on modified written contract, specific performance of modified written contract and violation of the California Cartwright Act. By order dated July 19, 2007, the Court denied Wrapsidy’s motion. The case is now in discovery. Nielsen believes this action is without merit.

Off-Balance Sheet Arrangements

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditure or capital resources.

Summary of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115”, which permits companies to choose to measure certain items at fair value and to report unrealized gains and losses on items for which the fair value option is elected in earnings. This statement is effective for fiscal years beginning after November 15, 2007. Nielsen is currently evaluating the impact of adopting SFAS No. 157 and SFAS No. 159 on its financial statements.

The Nielsen Company B.V.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We are exposed to market risk, primarily related to foreign exchange and interest rates. We actively monitor these exposures. To manage the volatility relating to these exposures, historically, we entered into a variety of derivative financial instruments, mainly interest rate swaps, cross-currency swaps and forward rate agreements. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings, cash flows and the value of their net investments in subsidiaries resulting from changes in interest rates and foreign currency rates. In principle, we only employ basic contracts, that is, without options, embedded or otherwise. It is our policy not to trade in financial instruments.

Foreign Currency Exchange Risk

We operate globally, deriving approximately 58% of revenues for the Successor period from January 1, 2007 to June 30, 2007 in U.S. Dollars. We generate revenue and expenses in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure.

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Translation risk exposure is managed by creating “natural hedges” in our financing or by using derivative financial instruments aimed at offsetting certain exposures in the statement of earnings or the balance sheet. We do not use derivative financial instruments for trading or speculative purposes.

The table below details the percentage of revenues and expenses by currency for the Successor period from January 1, 2007 to June 30, 2007:

Successor period from January 1, 2007 to June 30, 2007

	U.S. Dollars	Euro	Other currencies
Revenues	58%	14%	28%
Operating costs	57%	14%	29%

Based on the Successor period, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $3 million annually, with an immaterial impact on operating income.

The Nielsen Company B.V.

Interest Rate Risk

At June 30, 2007, we had $4,993 million nominal amount of debt under our new senior secured credit facilities which are based on a floating rate index and our EMTN floating rate notes. One percent point increase in these floating rates would increase annual interest expense by approximately $50 million. Given our increased exposure to volatility in floating rates after the Valcon Acquisition and the subsequent refinancing, we evaluated hedging opportunities and entered into hedging transactions in November, 2006. After giving effect to these interest rate swap agreements, a one percentage point increase in interest rates would increase annual interest expense by $20 million.

Equity Price Risk

We are not exposed to material equity risk.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s disclosure controls and procedures are designed to do. Thus, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Nielsen Company B.V.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth in Note 13 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Item 1A. Risk Factors

There have been no material changes to our Risk Factors as previously disclosed in our Registration Statement on Form S-4 (File No. 333-142546), which was declared effective as of August 1, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)
31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V. (Registrant)

/s/ David E. Berger
Date: August 16, 2007	David E. Berger
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer