Form 10-Q
period 2007-09-30
Nielsen CO B.V.
filed 2007-11-14
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Contents

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006 for the Successor	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 (Unaudited) for the Successor, for the three months ended September 30, 2006 (Unaudited) and for the period from May 24, 2006 through September 30, 2006 (Unaudited) for the Successor and for the period from January 1, 2006 through May 23, 2006 for the Predecessor	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 (Unaudited) for the Successor and for the period from May 24, 2006 through September 30, 2006 (Unaudited) for the Successor and for the period from January 1, 2006 through May 23, 2006 for the Predecessor	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	67

Item 4T.	Controls and Procedures	68

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	70

Item 1A.	Risk Factors	70

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Submission of Matters to a Vote of Security Holders	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits	70

Signatures		71

PART I. FINANCIAL IN FORMATION

Item 1. Financial Sta tements

The Nielsen Company B.V.

Condensed Consoli dated Balance Sheets

	Successor
	September 30,	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2007	2006
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$340	$631
Marketable securities	—	151
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $28 and $29 in 2007 and 2006, respectively	820	740
Prepaid expenses and other current assets	277	247
Assets of discontinued operations	—	545

Total current assets	1,437	2,314

Non-current assets
Property, plant and equipment, net	550	524
Goodwill	7,854	6,664
Other intangible assets, net	5,273	5,772
Deferred tax assets	336	106
Other non-current assets	894	719

Total assets	$16,344	$16,099

Liabilities, minority interests and shareholders’ equity:
Current liabilities
Accounts payable and other current liabilities	$1,057	$988
Deferred revenues	453	451
Income tax liabilities	167	252
Current portion of long-term debt, capital lease obligations and other short-term borrowings	314	212
Liabilities of discontinued operations	—	143

Total current liabilities	1,991	2,046

Non-current liabilities
Long-term debt and capital lease obligations	7,992	7,761
Deferred tax liabilities	1,991	1,901
Other non-current liabilities	524	372

Total liabilities	12,498	12,080

Commitments and contingencies (Note 13)

Minority interests	3	105

Shareholders’ equity:

7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at September 30, 2007 and December 31, 2006	58	58
Additional paid-in capital	4,173	4,122
Accumulated deficit	(548)	(313)
Accumulated other comprehensive income, net of income taxes	159	46

Total shareholders’ equity	3,843	3,914

Total liabilities, minority interests and shareholders’ equity	$16,344	$16,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statemen ts of Operations

	Successor				Predecessor
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	Three Months ended September 30, 2007	Nine Months ended September 30, 2007	Three Months ended September 30, 2006	May 24 - September 30, 2006	January 1 - May 23, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,188	$3,429	$1,070	$1,463	$1,626

Cost of revenues, exclusive of depreciation and amortization shown separately below	536	1,558	491	686	787
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	385	1,170	384	549	554
Depreciation and amortization	111	334	102	145	126
Transaction costs	—	—	—	—	95
Restructuring costs	79	134	1	1	7

Operating income	77	233	92	82	57

Interest income	7	23	5	7	8
Interest expense	(164)	(477)	(159)	(215)	(48)
Gain/(loss) on derivative instruments	19	32	6	4	(9)
Loss on early extinguishment of debt	—	—	(63)	(63)	—
Foreign currency exchange transaction (loss)/gain, net	(47)	(81)	(82)	(29)	(3)
Equity in net (loss)/income of affiliates	(5)	1	(4)	(1)	6
Other (expense)/income net	—	(2)	2	—	14

(Loss)/income from continuing operations before income taxes and minority interests	(113)	(271)	(203)	(215)	25
Benefit/(provision) for income taxes	12	32	103	76	(39)
Minority interests	—	2	—	—	—

Loss from continuing operations	(101)	(237)	(100)	(139)	(14)

Discontinued operations, net of tax	1	2	(11)	(11)	—

Net loss	(100)	(235)	(111)	(150)	(14)
Preferred stock dividends	—	—	—	—	(3)

Net loss available to common shareholders	$(100)	$(235)	$(111)	$(150)	$(17)

Net loss per common share, basic and diluted
Loss from continuing operations	NM	NM	NM	NM	$(0.06)
Discontinued operations	NM	NM	NM	NM	—

Net loss per common share	NM	NM	NM	NM	$(0.06)

Weighted average common shares outstanding
Basic and diluted	NM	NM	NM	NM	257,462,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows

	Successor		Predecessor
(IN MILLIONS)	Nine months ended September 30, 2007	May 24 - September 30, 2006	January 1 - May 23, 2006
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(235)	$(150)	$(14)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based payments expense	39	4	20
Gain on sale of discontinued operations, net of tax	(18)	—	(3)
Currency exchange rate differences on financial transactions and other losses/(gains)	83	27	(11)
Loss on early extinguishment of debt	—	63	—
(Gain)/loss on derivative instruments	(32)	(4)	9
Equity in net income from affiliates, net of dividends received	6	3	2
Minority interest in net (income)/loss of consolidated subsidiaries	(2)	—	1
Gain on sale of fixed assets, subsidiaries and affiliates	(1)	(2)	—
Depreciation and amortization	334	149	128
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(29)	30	31
Prepaid expenses and other current assets	(17)	(11)	2
Accounts payable and other current liabilities and deferred revenues	(31)	50	(95)
Other non-current liabilities	(12)	(5)	(3)
Interest receivable	—	1	5
Interest payable	63	158	(4)
Income taxes	(101)	(92)	11

Net cash provided by operating activities	47	221	79

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(836)	(28)	(57)
Proceeds/(payments) from sale of subsidiaries and affiliates, net	389	12	(3)
Additions to property, plant and equipment and other assets	(108)	(53)	(45)
Additions to intangible assets	(77)	(31)	(24)
Purchases of marketable securities	(31)	(44)	(56)
Sale and maturities of marketable securities	166	38	71
Proceeds from sale of property, plant and equipment	—	5	—
Other investing activities	3	(5)	17

Net cash used in investing activities	(494)	(106)	(97)

Financing Activities
Payments to Valcon to settle certain borrowings for the Valcon Acquisition	—	(5,862)	—
Proceeds from issuances of debt	715	6,767	—
Repayment of debt	(515)	(1,535)	(466)
Stock activity of subsidiaries, net	—	3	(9)
(Decrease)/increase in other short-term borrowings	(71)	30	(6)
Repurchase of preference shares	—	(116)	—
Cash dividends paid to shareholders	—	(16)	—
Activity under stock plans	(3)	(86)	40
Settlement of derivatives and other financing activities	3	320	212

Net cash provided by/(used in) financing activities	129	(495)	(229)

Effect of exchange-rate changes on cash and cash equivalents	27	(1)	61

Net decrease in cash and cash equivalents	(291)	(381)	(186)

Cash and cash equivalents at beginning of period	631	833	1,019

Cash and cash equivalents at end of period	$340	$452	$833

Supplemental Cash Flow Information
Cash paid for income taxes	$(69)	$(20)	$(30)
Cash paid for interest, net of amounts capitalized	$(414)	$(66)	$(53)

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

On May 24, 2006, Nielsen was acquired through a tender offer to shareholders by Valcon Acquisition B.V. (“Valcon”), an entity formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, the “Sponsors”). Valcon's cumulative purchases totaled 99.4% of Nielsen’s outstanding common shares as of September 30, 2007. Valcon acquired 100% of the preferred B shares in the period from May 24, 2006 to December 31, 2006 which were subsequently canceled. Valcon intends to acquire the remaining Nielsen common shares through a statutory squeeze-out procedure, pursuant to Dutch legal and regulatory requirements, which is expected to be completed late 2007 or early 2008. The common and preferred shares were delisted from the Euronext Amsterdam on July 11, 2006.

Nielsen became a subsidiary of Valcon upon the consummation of the acquisition by Valcon (the “Valcon Acquisition”). Valcon's cost of acquiring Nielsen has been pushed-down to establish the new accounting basis in Nielsen. Although Nielsen continues as the same legal entity after the Valcon Acquisition, the accompanying condensed consolidated statements of operations and cash flows are presented for two periods: Predecessor and Successor, which relate to periods preceding and succeeding the Valcon Acquisition. These separate periods are presented to reflect the new accounting basis established for Nielsen as of the acquisition date and have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The Successor portion of the financial statements also reflects the push-down of Valcon's borrowings under its senior secured bridge facility, which was used to fund a portion of the Valcon Acquisition, and was repaid with funds borrowed by Nielsen and certain of its subsidiaries and equity contributions from the Sponsors.

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g. Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The accounting policies followed by Nielsen in the Successor period are consistent with those of the Predecessor period, except for those adjustments related to the adoption of Financial Accounting Standards Board (“FASB”)

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2006 and for the period from May 24, 2006 through December 31, 2006 for the Successor and for the period from January 1, 2006 through May 23, 2006 for the Predecessor, included in the Company’s prospectus and registration statement on Form S-4, as amended, filed and declared effective as of August 1, 2007 with the Securities and Exchange Commission.

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

(IN MILLIONS)	May 24, 2006
Purchase price	$9,911
Direct acquisition costs of Valcon	151

Aggregate purchase price	$10,062

Customer related intangibles	$2,826
Trade names and trademarks	2,099
Computer software	369
Other intangible assets	67
Property, plant and equipment	515
Current assets	1,935
Other non-current assets	1,196
Debt	(2,487)
Deferred income taxes(1)	(1,884)
Other current liabilities	(1,131)
Other long term liabilities	(388)
Deferred revenue	(380)
Minority interest	(102)
Goodwill(1)	7,427

Total purchase price assigned	$10,062

(1)	In the three months ended September 30, 2007, the Company recorded an adjustment of $36 million to increase goodwill, primarily related to deferred income taxes to properly tax effect certain purchase price allocation adjustments. The adjustments had no impact on the Company’s operating results.

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

	Three months ended September 30,		Nine months ended September 30,
(IN MILLIONS)	2007	2006	2007	2006
	(actual)	(pro forma)	(actual)	(pro forma)
Revenues	$1,188	$1,070	$3,429	$3,089
Loss from continuing operations	(101)	(69)	(237)	(226)

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Successor

For the nine months ended September 30, 2007, Nielsen completed several acquisitions with an aggregate consideration, net of cash acquired, of $837 million and deferred consideration up to a maximum of $1 million, contingent on future performance. Goodwill increased by $594 million as a result of these acquisitions. The most significant acquisitions were the purchase of the remaining minority interest of Nielsen BuzzMetrics ($47 million), on June 4, 2007, the purchase of the remaining minority interest of Nielsen//NetRatings ($328 million, including $33 million to settle all outstanding share-based awards), on June 22, 2007 and the acquisition of Telephia, Inc. (“Telephia”), on August 9, 2007, for approximately $453 million including non-cash consideration of $6 million. Had these acquisitions occurred as of January 1, 2007, the impact on Nielsen’s consolidated results of operations would have been immaterial. Prior to these acquisitions both Nielsen//NetRatings and Nielsen BuzzMetrics were consolidated subsidiaries of Nielsen up to the ownership interest. The allocation of the purchase price of Nielsen//NetRatings, Nielsen BuzzMetrics and Telephia is based on preliminary fair values determined using management estimates from information currently available and are subject to change.

The purchase of the minority interests of Nielsen BuzzMetrics and Nielsen//NetRatings will allow Nielsen to consolidate its internet information services into a single service unit. The acquisition of Telephia is in line with Nielsen's strategy to provide clients worldwide with measurement and analysis of consumer behavior and media use across all platforms.

During the period from May 24, 2006 to September 30, 2006, Nielsen completed the acquisition of Radio & Records for $19 million.

Predecessor

Nielsen completed several acquisitions during the period January 1, 2006 to May 23, 2006, with an aggregate consideration of $67 million, net of cash acquired. Had these acquisitions occurred at the beginning of the period, the impact on Nielsen’s (Predecessor) consolidated results of operations would have been immaterial.

4. Business Divestitures

Business Media Europe

On February 8, 2007, Nielsen completed the sale of a significant portion of its Business Media Europe (BME) unit for $414 million in cash resulting in a gain on sale of discontinued operations of $17 million primarily related to BME’s previously recognized currency translation adjustments from the date of the Valcon Acquisition to the date of sale and a pension curtailment. No other material gain was recognized on the sale because the sales price approximated the carrying value.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Summarized results of operations for discontinued operations are as follows:

	Successor				Predecessor
(IN MILLIONS)	Three months ended September 30, 2007	Nine months ended September 30, 2007	Three months ended September 30, 2006	May 24 - September 30, 2006	January 1 - May 23, 2006
Revenues	$—	$18	$65	$100	$106
Operating (loss)/income	—	(18)	(1)	1	1
Loss before income taxes	—	(20)	(7)	(7)	(1)
Income tax benefit/(expense)	—	4	(4)	(4)	(2)

Net loss	—	(16)	(11)	(11)	(3)
Gain on sale, net of tax(1)	1	18	—	—	3

Discontinued operations, net of tax	$1	$2	$(11)	$(11)	$—

(1)	Gain on sale, net of tax, for the Predecessor period relates to divestitures other than BME. Gain on sale, net of tax, for the three and nine months ended September 30, 2007 includes $1 million for divestitures other than BME.

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2007.

(IN MILLIONS)	Consumer Services	Media	Business Media	Total
Balance, December 31, 2006	$2,943	$2,731	$990	$6,664

Adjustments related to the Valcon Acquisition	(57)	540	(8)	475
Adjustments related to the Radio & Records Acquisition	—	(2)	—	(2)
Effect of foreign currency translation	123	—	—	123
2007 acquisitions	2	592	—	594

Balance, September 30, 2007	$3,011	$3,861	$982	$7,854

At September 30, 2007, $663 million of the goodwill is expected to be deductible for income tax purposes.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Other Intangible Assets

	Gross Amounts Successor		Accumulated Amortization Successor
(IN MILLIONS)	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Indefinite-lived intangibles:
Trade names and trademarks	$1,975	$2,123	$—	$—

Amortized intangibles:
Trade names and trademarks	$155	$161	$(7)	$(2)
Customer-related intangibles	2,938	3,175	(214)	(106)
Covenants-not-to-compete	28	28	(20)	(10)
Computer software	528	427	(132)	(46)
Patents and other	27	24	(5)	(2)

Total	$3,676	$3,815	$(378)	$(166)

In conjunction with the Telephia acquisition discussed in Note 3, the Company preliminarily allocated $194 million and $12 million of the purchase price to customer-related intangibles and computer software, respectively.

The amortization expense for the three and nine months ended September 30, 2007 was $68 million and $205 million, respectively. The amortization expense for the three months ended September 30, 2006 was $69 million. The amortization expense for the Successor period from May 24, 2006 to September 30, 2006 was $98 million. The amortization expense for the Predecessor period from January 1, 2006 to May 23, 2006 was $75 million.

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

6. Restructuring Activities

During 2007 and 2006, Nielsen initiated restructuring plans that primarily resulted in the involuntary termination of certain employees. A summary of the changes in the accrual balance for restructuring activities and a discussion of each of Nielsen’s restructuring plans is provided below:

(IN MILLIONS)	Transformation Initiative	Other	Total
Balance at December 31, 2006	$57	$6	$63

Charges	134	—	134
Payments	(71)	(2)	(73)
Asset write-offs	(5)	—	(5)
Effect of foreign currency translation	3	—	3

Balance at September 30, 2007	$118	$4	$122

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Transformation Initiative

In December 2006, Nielsen announced its intention to expand current cost-saving programs to all areas of Nielsen's operations worldwide. The Company further announced strategic changes as part of a major corporate transformation (“Transformation Initiative”). The Transformation Initiative is designed to make the Company a more successful and efficient enterprise. As such, the Company is in the process of reducing costs by streamlining corporate functions, centralizing certain operational and information technology functions, leveraging global procurement, consolidating real estate, and expanding outsourcing or offshoring of certain other operational and production processes.

These initiatives are expected to be implemented by the end of 2008. Nielsen incurred $71 million in severance costs and $5 million in asset write-offs for the three months ended September 30, 2007. Nielsen also incurred $3 million in consulting fees and other costs, related to review of corporate functions and outsourcing opportunities, for the three months ended September 30, 2007 and $1 million for the three months ended September 30, 2006. Consulting fees and related costs have been recorded at the time the obligation existed.

Nielsen incurred $101 million in severance costs, $28 million in consulting fees and other related costs and $5 million in asset write-offs for the nine months ended September 30, 2007. Nielsen incurred $1 million in consulting fees and other related costs for the period May 24, 2006 to September 30, 2006. In the Predecessor period from January 1, 2006 to May 23, 2006 Nielsen $1 million in severance costs and $5 million in consulting fees and other related costs. All severance and consulting fees have been or will be settled in cash.

Other

Other restructuring accruals at September 30, 2007 relate to Corporate Headquarters restructuring of $1 million, Consumer Services Europe Restructuring of $1 million and Project Atlas of $2 million. These initiatives are expected to be completed by the end of 2007.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

7. Pensions and Other Post-Retirement Benefits

The following table provides the Company’s expense associated with pension benefits:

	Net Periodic Pension Cost/(Benefit)
(IN MILLIONS)	The Netherlands	United States	Other	Total
Successor
Three months ended September 30, 2007

Service cost	$—	$—	$4	$4
Interest cost	6	4	7	17
Expected return on plan assets	(9)	(4)	(7)	(20)

Net periodic pension (benefit)/cost	$(3)	$—	$4	$1

Successor
Nine months ended September 30, 2007

Service cost	$3	$—	$12	$15
Interest cost	19	11	19	49
Expected return on plan assets	(26)	(11)	(19)	(56)

Net periodic pension (benefit)/cost	$(4)	$—	$12	$8

Successor
Three months ended September 30, 2006

Service cost	$1	$1	$4	$6
Interest cost	6	5	5	16
Expected return on plan assets	(9)	(5)	(6)	(20)

Net periodic pension (benefit)/cost	$(2)	$1	$3	$2

Successor
May 24, 2006 to September 30, 2006

Service cost	$3	$3	$5	$11
Interest cost	9	6	8	23
Expected return on plan assets	(13)	(6)	(9)	(28)

Net periodic pension (benefit)/cost	$(1)	$3	$4	$6

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

	Net Periodic Pension Cost
(IN MILLIONS)	The Netherlands	United States	Other	Total
Predecessor
January 1, 2006 to May 23, 2006

Service cost	$2	$5	$6	$13
Interest cost	10	5	8	23
Expected return on plan assets	(12)	(5)	(8)	(25)
Amortization of net loss	—	2	4	6

Net periodic pension cost	$—	$7	$10	$17

The net periodic benefit cost for other postretirement benefits were insignificant for the three and nine months ended September 30, 2007, the three months ended September 30, 2006 and the periods May 24, 2006 to September 30, 2006 and January 1, 2006 to May 23, 2006.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of September 30, 2007.

	September 30, 2007		December 31, 2006
(IN MILLIONS)	Weighted Interest Rate	Carrying Amount	Weighted Interest Rate	Carrying Amount
$4,525 million senior secured term loan (LIBOR based variable rate of 7.36%) due 2013		$4,482		$4,165
EUR 546 million senior secured term loan (EURIBOR based variable rate of 6.33%) due 2013		776		1,055
$688 million senior secured revolving credit facility (EURIBOR or LIBOR based variable rate of 7.77%) due 2012		125		—

Total senior secured credit facilities (with weighted average interest rate)	7.40%	$5,383	7.90%	$5,220
$1,070 million 12.50% senior subordinated discount debenture loan due 2016		674		616
$650 million 10.00% senior debenture loan due 2014		650		650
EUR 343 million 11.125% senior discount debenture loan due 2016		323		277
EUR 150 million 9.00% senior debenture loan due 2014		213		198
GBP 250 million 5.625% debenture loan (EMTN) due 2010 or 2017 (effective rate 5.76%)		511		492
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 5.97%) due 2010		72		67
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 5.64%) due 2012		71		67
EUR 30 million 6.75% private placement debenture loan (EMTN) due 2012		45		43
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011 (effective rate 2.68%)		36		35
$150 million 7.60% debenture loan due 2009		—		2

Total debenture loans (with weighted average interest rate)	10.25%	2,595	10.16%	2,447

Other loans	4.37%	57	6.44%	7

Total long-term debt		8,035		7,674

Capital lease obligations		132		145
Short-term debt		67		20
Bank overdrafts		72		134

Total debt and other financing arrangements		8,306		7,973
Less: Current portion of long-term debt, capital lease obligations and other short-term borrowings		314		212

Non-current portion of long-term debt and capital lease obligations		$7,992		$7,761

On August 9, 2007, the Company completed the acquisition of Telephia for approximately $453 million including non-cash consideration of $6 million. $350 million of the purchase price was funded using the incremental provision of the senior secured loan facilities and the balance funded through the availability under the Company’s revolving credit facility and cash on hand.

On February 9, 2007, Nielsen applied $328 million of the proceeds from the sale of BME towards a mandatory pre-payment on the Euro senior secured term loan facility. By making this pre-payment, Nielsen will no longer be required to pay the scheduled quarterly installments for the remainder of the term of the Euro senior secured term loan facility.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Annual maturities of Nielsen's long-term debt are as follows:

(IN MILLIONS)
For October 1 to December 31, 2007	$136
2008	45
2009	52
2010	627
2011	81
2012	162
Thereafter	6,932

$8,035

9. Comprehensive Income/(Loss)

The following table sets forth the components of comprehensive income/(loss), net of income tax expense:

	Successor			Predecessor
(IN MILLIONS)	Three Months ended September 30, 2007	Nine Months ended September 30, 2007	May 24 - September 30, 2006	January 1- May 23, 2006
Net loss	$(100)	$(235)	$(150)	$(14)
Other comprehensive income/(loss), net of taxes
Unrealized gains/(losses) on:
Currency translation adjustments	5	130	(40)	106
Available-for-sale securities	(1)	—	—	(4)
Changes in the fair value of cash flow hedges	(32)	(20)	9	1
Pension liability	1	3	—	—

Total other comprehensive (loss)/income	(27)	113	(31)	103

Total comprehensive (loss)/income	$(127)	$(122)	$(181)	$89

10. Share-Based Compensation

Successor

Under the Company’s Equity Participation Plan, Valcon Acquisition Holding B.V. (“Dutch Holdco”), the direct parent of Valcon, granted 0.5 million performance and 0.5 million time-based awards to certain key employees of the Company during the three months ended September 30, 2007. During the nine months ended September 30, 2007, Dutch Holdco granted 7.8 million performance and 7.8 million time-based awards.

The options granted during the three months ended September 30, 2007 have exercise prices of $10.00 and $20.00 per share and weighted average grant date fair values of $4.39 and $2.40, respectively. For the nine months ended September 30, 2007, the options granted have weighted average grant date fair values of $4.81 and $2.88, respectively.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

For the three and nine months ended September 30, 2007, Nielsen recognized $11 million and $29 million of compensation expense, respectively. There were no share-based programs in effect for Nielsen, for the period from May 24, 2006 through September 30, 2006. For the period from May 24, 2006 to September 30, 2006, Nielsen recognized $3 million of share-based compensation expense related to share-based compensation plans of Nielsen’s subsidiaries.

Telephia

On August 9, 2007, Nielsen completed the acquisition of Telephia and concurrently provided 0.8 million replacement options under Nielsen's existing Equity Participation Plan. The replacement awards granted on August 9, 2007, have exercise prices ranging from $1.31 to $2.50 and a weighted average grant date fair value of $8.07. All replacement options were fully vested and the fair values of such awards were allocated as part of the preliminary purchase price allocation.

The Black-Scholes option-pricing model was used to evaluate the fair value of the replacement awards with the assumptions consistent with the options granted under the Company's Equity Participation Plan.

Nielsen//NetRatings

On June 22, 2007, concurrent with Nielsen’s acquisition of the remaining outstanding shares of Nielsen//NetRatings, all outstanding vested and unvested stock options and restricted stock units (“RSU’s”) of Nielsen//NetRatings were cancelled. Nielsen//NetRatings paid to each holder of options cash equal to the excess of the offer price of $21.00 per share over the exercise price, and paid $21.00 for each RSU outstanding. Cash required to settle all outstanding share-based awards totaled $33 million of which $20 million was paid in June 2007 and $13 million was paid in July 2007. Nielsen recognized no share-based compensation expense for the three months ended September 30, 2007 and $6 million in share-based compensation for Nielsen//NetRatings for the nine months ended September 30, 2007.

Nielsen BuzzMetrics

On June 4, 2007, Nielsen completed the acquisition of the remaining outstanding shares of its subsidiary Nielsen BuzzMetrics and concurrently cancelled the majority of Nielsen BuzzMetrics outstanding vested and unvested options while certain executives obtained replacement options under Nielsen’s existing Equity Participation Plan. The cancelled option holders received cash equal to the excess of the offer price of $7.79 over the exercise price, totaling $4 million. The acceleration expense recognized for the unvested options was not significant. In addition, Nielsen recognized no share-based compensation charge for the three months ended September 30, 2007 and $4 million for Nielsen BuzzMetrics for the nine months ended September 30, 2007.

The Black-Scholes option-pricing model was used to evaluate the fair value of the replacement awards with assumptions consistent with the options granted under the Company’s Equity

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Participation Plan. The replacement awards granted on June 4, 2007, have exercise prices ranging from $0.10 to $10.00 and a weighted average grant date fair value of $5.19. The modification of certain awards to replacement options resulted in an insignificant amount of incremental compensation expense based on the newly determined fair value.

Predecessor

Nielsen, concurrent with the consummation of the Valcon Acquisition, cancelled all vested and unvested stock options and restricted stock units (“RSU’s”), and paid each holder cash equal to the excess of the offer price of €29.50 over the exercise price, and paid €29.50 for each RSU outstanding, paying a total of $91 million for settlement of all outstanding share based awards and accelerating the recognition expense related to the unvested portion of all awards. Nielsen recognized $20 million of compensation expense related to all outstanding vested and unvested awards under Nielsen share-based compensation plans, of which $2 million related to Nielsen subsidiary plans, during the period from January 1, 2006 to May 24, 2006. Nielsen issued 1.4 million shares of common stock upon the exercise of share-based compensation awards during the period from January 1, 2006 to May 23, 2006.

11. Income Taxes

Nielsen operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

The effective tax rate for the three and nine months ended September 30, 2007 was 10.6% (benefit) and 11.8% (benefit), respectively, which is lower than the Dutch statutory rate as a result of the valuation allowance on foreign tax credits.

The effective tax rate for the Predecessor period ended May 23, 2006 was higher than the statutory rate primarily due to the low tax benefit on the transaction costs related to the Valcon Acquisition. The effective tax rate for the Successor period from May 24, 2006 to September 30, 2006 was lower than the statutory rate primarily due to the low tax benefit accrued on the interest expense on the senior secured bridge facility.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a decrease of $5 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of goodwill. Due to the Valcon Acquisition on May 24, 2006, the decrease in tax benefits is accounted for as a change to goodwill since the tax benefits relate to periods prior to the Valcon Acquisition. As of the date of adoption, the Company’s unrecognized tax benefits totaled $119 million. Included in these unrecognized tax benefits are approximately $26 million of uncertain tax positions. Due to the Valcon Acquisition, most of the tax benefits will not affect the annual effective income tax rate since the unrecognized tax benefits, if recognized, relate to tax matters originating prior to the Valcon Acquisition. There have been no material changes in the amount of unrecognized tax benefits since adoption of FIN 48.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Estimated interest related to the underpayment of income taxes is classified as a component of tax expense in the Condensed Consolidated Statements of Operations. At January 1, 2007, the Company accrued $8 million for the potential payment of interest. During the three and nine months ended September 30, 2007, the Company accrued an additional $3 million and $8 million in potential interest associated with uncertain tax positions, respectively. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reflected as a reduction of the overall income tax provision or goodwill depending on whether the interest was accrued prior to, or subsequent to, the Valcon Acquisition.

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

The U.S. Internal Revenue Service commenced examinations of certain of the Company’s U.S. federal income tax returns for 2004 in the third quarter of 2006. The Company is also under corporate examination in the Netherlands for the years 2002-2004. In addition, the Company is awaiting clearance from taxing authorities on certain elections made in connection with the Valcon Acquisition. Unrecognized tax benefits associated with the years currently under examination are $30 million as of January 1, 2007. Based on the outcome of these examinations and clearance of tax elections, or as a result of the expiration of statutes of limitations in specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions at January 1, 2007. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods. The Company anticipates that several of these audits may be finalized in the foreseeable future; however, Nielsen does not believe that the outcome of any examination will have a material impact on its statement of operations. There have been no significant changes to the status of these examinations during the three months ended September 30, 2007.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

12. Related Party Transactions

For the three and nine months ended September 30, 2007, the Company recorded $3 million and $8 million, respectively, in selling, general and administrative expenses related to Sponsor management fees, travel and consulting.

At September 30, 2007, other loans included a $50 million long-term payable to Valcon. In addition, short-term debt included $45 million payable to Dutch Holdco and $22 million payable to Valcon. For the three and nine months ended September 30, 2007, the Company recorded $1 million and $3 million in interest expense related to these loans, respectively.

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

In connection with the acquisition of NMR, Nielsen recorded in 1999, a liability for NMR’s aggregate liability for payments related to the D&B Legacy Tax Matters. Currently the parties are in arbitration over one tax related dispute. Nielsen believes its accrual of $14 million is adequate to cover any remaining liability related to these matters.

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

erinMedia

erinMedia, llc (“erinMedia”) filed a lawsuit in federal district court in Tampa, Florida on June 16, 2005. The suit alleges that NMR, a wholly owned subsidiary of Nielsen, violated Federal and Florida state antitrust laws by attempting to maintain a monopoly in the market for producing national television audience measurement data. The complaint does not specify the amount of damages sought, but does request that the court terminate NMR’s contracts with the four major national broadcast television networks. On November 17, 2005, the court granted NMR’s motion to dismiss in part, and dismissed erinMedia’s affiliated company, ReacTV, and its claims. The case is now in discovery on the remaining claims by erinMedia. Although it is too early to predict the outcome of the case, Nielsen believes the action is without merit.

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

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

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

Business Segment Information

	Successor				Predecessor
(IN MILLIONS)	Three Months ended September 30, 2007	Nine Months ended September 30, 2007	Three Months ended September 30, 2006	May 24 - September 30, 2006	January 1 - May 23, 2006
Revenues
Consumer Services (1)	$690	$1,976	$597	$802	$905
Media	372	1,067	336	477	507
Business Media	128	389	138	185	216
Corporate and eliminations	(2)	(3)	(1)	(1)	(2)

Total	$1,188	$3,429	$1,070	$1,463	$1,626

(1)	Includes retail measurement revenues of $448 million, $1,296 million, $405 million, $576 million and $604 million for the three months ended September 30, 2007, the nine months ended September 30, 2007, the three months ended September 30, 2006, the period from May 24, 2006 to September 30, 2006 and the period from January 1, 2006 to May 23, 2006, respectively.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

	Successor				Predecessor
(IN MILLIONS)	Three Months ended September 30, 2007	Nine Months ended September 30, 2007	Three Months ended September 30, 2006	May 24 - September 30, 2006	January 1 - May 23, 2006
Depreciation and amortization
Consumer Services	$44	$130	$56	$80	$61
Media	53	161	33	47	47
Business Media	11	35	9	13	12
Corporate	3	8	4	5	6

Total	$111	$334	$102	$145	$126

	Successor				Predecessor
(IN MILLIONS)	Three Months ended September 30, 2007	Nine Months ended September 30, 2007	Three Months ended September 30, 2006	May 24 - September 30, 2006	January 1 - May 23, 2006
Restructuring costs
Consumer Services	$59	$86	$1	$1	$1
Media	6	11	—	—	—
Business Media	2	5	—	—	—
Corporate	12	32	—	—	6

Total	$79	$134	$1	$1	$7

	Successor				Predecessor
(IN MILLIONS)	Three Months ended September 30, 2007	Nine Months ended September 30, 2007	Three Months ended September 30, 2006	May 24 - September 30, 2006	January 1 - May 23, 2006
Operating income
Consumer Services	$23	$102	$28	$(7)	$28
Media	58	145	75	104	95
Business Media	27	77	35	36	51
Corporate	(31)	(91)	(46)	(51)	(117)

Total	$77	$233	$92	$82	$57

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

(IN MILLIONS)	September 30, 2007	December 31, 2006
Total assets

Consumer Services	$6,595	$7,014
Media	7,483	6,327
Business Media	1,627	2,244
Corporate (1)	639	514

Total	$16,344	$16,099

(1)	Includes cash of $24 million and $198 million and deferred bank fees of $126 million and $133 million for September 30, 2007 and December 31, 2006, respectively.

15. Subsequent Events

VNU Exhibitions Europe

On October 30, 2007, the Company completed the sale of its 50% share in VNU Exhibitions Europe to Jaarbeurs (Holding) BV for $51 million. During the three months ended September 30, 2007, an impairment loss of $1 million was recorded to recognize the decline in value of this investment.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

16. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the consolidating balance sheet as of September 30, 2007 and December 31, 2006 and consolidating statements of operations and cash flows for the three and nine months ended September 30, 2007 and for the periods January 1, 2006 to May 23, 2006 and May 24, 2006 to September 30, 2006. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU Holdings B.V., VNU International B.V., VNU Services B.V., ACN Holdings, Inc., The Nielsen Company (US) Inc. and the wholly-owned subsidiaries thereof, including the wholly owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen, Inc., in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are The Nielsen Company B.V. and the subsidiary issuers (Nielsen Finance LLC and Nielsen Finance Co.), both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors of the debt issued by Nielsen.

As discussed in Note 3, the Company acquired the remaining Nielsen//NetRatings common shares on June 4, 2007. Subsequent to this acquisition, Nielsen//NetRatings United States based subsidiaries became Guarantor subsidiaries during the quarter ended September 30, 2007. This change did not impact the Nielsen//NetRatings non-U.S. operations which will continue as Non-Guarantor subsidiaries. In the following Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows, Nielsen//NetRatings U.S. based subsidiaries have been included in the Guarantor column as of September 30, 2007 and for the three and nine months ended September 30, 2007. Prior periods have not been reclassified.

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

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Balance Sheet (Successor) (Unaudited)

September 30, 2007

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$3	$—	$40	$297	$—	$340
Trade and other receivables, net	—	—	371	449	—	820
Prepaid expenses and other current assets	34	16	161	66	—	277
Intercompany receivables	412	83	361	335	(1,191)	—

Total current assets	449	99	933	1,147	(1,191)	1,437

Non-current assets
Property, plant and equipment, net	—	—	330	220	—	550
Goodwill	—	—	5,778	2,076	—	7,854
Other intangible assets, net	—	—	3,882	1,391	—	5,273
Deferred tax assets	6	35	240	55	—	336
Other non-current assets	17	125	518	234	—	894
Equity investment in subsidiaries	3,844	—	4,380	—	(8,224)	—
Intercompany loans	729	6,681	1,086	2,127	(10,623)	—

Total assets	$5,045	$6,940	$17,147	$7,250	$(20,038)	$16,344

Liabilities, minority interests and shareholders’ equity:
Current liabilities
Accounts payable and other current liabilities	$76	$71	$374	$536	$—	$1,057
Deferred revenues	—	—	288	165	—	453
Income tax liabilities	11	—	132	24	—	167
Current portion of long-term debt, capital lease obligations and other short-term borrowings	—	45	238	31	—	314
Intercompany payables	43	149	795	204	(1,191)	—

Total current liabilities	130	265	1,827	960	(1,191)	1,991

Non-current liabilities
Long-term debt and capital lease obligations	1,058	6,750	155	29	—	7,992
Deferred tax liabilities	4	—	1,553	434	—	1,991
Intercompany loans	—	—	9,534	1,089	(10,623)	—
Other non-current liabilities	10	24	234	256	—	524

Total liabilities	1,202	7,039	13,303	2,768	(11,814)	12,498

Minority interests	—	—	—	3	—	3

Total shareholders’ equity	3,843	(99)	3,844	4,479	(8,224)	3,843

Total liabilities, minority interests and shareholders’ equity	$5,045	$6,940	$17,147	$7,250	$(20,038)	$16,344

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

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Successor) (Unaudited)

For the three months ended September 30, 2007

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$644	$547	$(3)	$1,188

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	290	249	(3)	536
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	194	190	—	385
Depreciation and amortization	—	—	79	32	—	111
Restructuring costs	—	—	30	49	—	79

Operating (loss)/income	(1)	—	51	27	—	77

Interest income	10	134	21	27	(185)	7
Interest expense	(19)	(137)	(170)	(23)	185	(164)
Gain on derivative instruments	—	16	3	—	—	19
Foreign currency exchange transaction (loss)/gain, net	(1)	(54)	2	6	—	(47)
Equity in net (loss)/income of affiliates	—	—	(8)	3	—	(5)
Equity in net (loss)/income of subsidiaries	(91)	—	(9)	—	100	—
Other (expense)/income, net	(1)	—	(2)	3	—	—

(Loss)/income from continuing operations before income taxes and minority interests	(103)	(41)	(112)	43	100	(113)

Benefit/(provision) for income taxes	3	15	21	(27)	—	12

Minority interests	—	—	—	—	—	—

(Loss)/income from continuing operations	(100)	(26)	(91)	16	100	(101)

Discontinued operations, net of tax	—	—	—	1	—	1

Net (loss)/income	$(100)	$(26)	$(91)	$17	$100	$(100)

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Successor) (Unaudited)

For the nine months ended September 30, 2007

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,898	$1,539	$(8)	$3,429

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	827	739	(8)	1,558
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	621	548	—	1,170
Depreciation and amortization	—	—	252	82	—	334
Restructuring costs	—	—	64	70	—	134

Operating (loss)/income	(1)	—	134	100	—	233

Interest income	33	394	41	70	(515)	23
Interest expense	(55)	(406)	(488)	(43)	515	(477)
Gain on derivative instruments	—	26	6	—	—	32
Foreign currency exchange transaction loss, net	(4)	(66)	(10)	(1)	—	(81)
Equity in net (loss)/income of affiliates	—	—	(7)	8	—	1
Equity in net (loss)/income of subsidiaries	(211)	—	27	—	184	—
Other (expense)/income, net	(5)	(3)	19	(13)	—	(2)

(Loss)/income from continuing operations before income taxes and minority interests	(243)	(55)	(278)	121	184	(271)

Benefit/(provision) for income taxes	8	19	67	(62)	—	32
Minority interests	—	—	—	2	—	2

(Loss)/income from continuing operations	(235)	(36)	(211)	61	184	(237)

Discontinued operations, net of tax	—	—	—	2	—	2

Net (loss)/income	$(235)	$(36)	$(211)	$63	$184	$(235)

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Successor) (Unaudited)

For the period May 24 to September 30, 2006

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$818	$651	$(6)	$1,463

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	365	327	(6)	686
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	28	—	272	249	—	549
Depreciation and amortization	—	—	99	46	—	145
Restructuring Costs	—	—	—	1	—	1

Operating (loss)/income	(28)	—	82	28	—	82

Interest income	38	83	10	21	(145)	7
Interest expense	(115)	(88)	(147)	(10)	145	(215)
(Loss)/gain on derivative instruments	(2)	—	6	—	—	4
Loss on early extinguishment of debt	(63)	—	—	—	—	(63)
Foreign currency exchange transaction (loss)/gain, net	(3)	2	(28)	—	—	(29)
Equity in net loss of affiliates	—	—	—	(1)	—	(1)
Equity in net (loss)/income of subsidiaries	(1)	—	(1)	—	2	—
Other income/(expense), net	6	(5)	12	(13)	—	—

(Loss)/income from continuing operations before income taxes and minority interests	(168)	(8)	(66)	25	2	(215)

Benefit/(provision) for income taxes	18	1	65	(8)	—	76
Minority interests	—	—	—	—	—	—

(Loss)/income from continuing operations	(150)	(7)	(1)	17	2	(139)

Discontinued operations, net of tax	—	—	—	(11)	—	(11)

Net (loss)/income	$(150)	$(7)	$(1)	$6	$2	$(150)

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Successor) (Unaudited)

For the three months ended September 30, 2006

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$584	$491	$(5)	$1,070

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	255	241	(5)	491
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	4	—	217	163	—	384
Depreciation and amortization	—	—	70	32	—	102
Restructuring costs	—	—	—	1	—	1

Operating (loss)/income	(4)	—	42	54	—	92

Interest income	27	83	7	15	(127)	5
Interest expense	(56)	(88)	(132)	(10)	127	(159)
(Loss)/gain on derivative instruments	(2)	—	8	—	—	6
Loss on early extinguishment of debt	(63)	—	—	—	—	(63)
Foreign currency exchange transaction (loss)/gain, net	(6)	2	(78)	—	—	(82)
Equity in net loss of affiliates	—	—	(2)	(2)	—	(4)
Equity in net (loss)/income of subsidiaries	(26)	—	32	—	(6)	—
Other income/(expense), net	8	(5)	(1)	—	—	2

(Loss)/income from continuing operations before income taxes and minority interests	(122)	(8)	(124)	57	(6)	(203)

Benefit/(provision) for income taxes	11	1	98	(7)	—	103
Minority interests	—	—	—	—	—	—

(Loss)/income from continuing operations	(111)	(7)	(26)	50	(6)	(100)

Discontinued operations, net of tax	—	—	—	(11)	—	(11)

Net (loss)/income	$(111)	$(7)	$(26)	$39	$(6)	$(111)

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Predecessor)

For the period January 1 to May 23, 2006

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$932	$699	$(5)	$1,626

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	410	382	(5)	787
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	295	257	—	554
Depreciation and amortization	—	—	82	44	—	126
Transaction costs	82	—	13	—	—	95
Restructuring costs	—	—	7	—	—	7

Operating (loss)/income	(84)	—	125	16	—	57

Interest income	47	—	12	19	(70)	8
Interest expense	(49)	—	(55)	(14)	70	(48)
Loss on derivative instruments	—	—	(9)	—	—	(9)
Foreign currency exchange transaction gain/(loss), net	5		(8)	—	—	(3)
Equity in net income of affiliates	—	—	1	5	—	6
Equity in net income of subsidiaries	64	—	—	—	(64)	—
Other (expense)/income, net	(5)	—	24	(5)	—	14

(Loss)/income from continuing operations before income taxes and minority interests	(22)	—	90	21	(64)	25

Benefit/(provision) for income taxes	8	—	(26)	(21)	—	(39)
Minority interests	—	—	—	—	—	—

(Loss)/income from continuing operations	(14)	—	64	—	(64)	(14)

Discontinued operations, net of tax	—	—	—	—	—	—

Net (loss)/income	$(14)	$—	$64	$—	$(64)	$(14)

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Successor) (Unaudited)

For the nine months ended September 30, 2007

	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash (used in)/ provided by operating activities	$(20)	$74	$(144)	$137	$47

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(782)	(54)	(836)
Proceeds from sale of subsidiaries and affiliates, net	—	—	—	389	389
Additions to property, plant and equipment and other assets	—	—	(66)	(42)	(108)
Additions to intangible assets	—	—	(63)	(14)	(77)
Purchases of marketable securities	—	—	(31)	—	(31)
Sales and maturities of marketable securities	—	—	166	—	166
Other investing activities	—	—	—	3	3

Net cash (used in)/provided by investing activities	—	—	(776)	282	(494)

Financing activities:
Proceeds from issuances of debt	—	347	368	—	715
Repayments of debt	—	(361)	(153)	(1)	(515)
Increase/(decrease) in other short-term borrowings	6	—	(7)	(70)	(71)
Activity under stock plans	—	—	—	(3)	(3)
Intercompany and other financing activities	13	(60)	531	(481)	3

Net cash provided by/(used in) financing activities	19	(74)	739	(555)	129

Effect of exchange-rate changes on cash and cash equivalents	—	—	10	17	27

Net decrease in cash and cash equivalents	(1)	—	(171)	(119)	(291)

Cash and cash equivalents at beginning of period	4	—	211	416	631

Cash and cash equivalents at end of period	$3	$—	$40	$297	$340

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Successor) (Unaudited)

For the period May 24 to September 30, 2006

	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(38)	$—	$108	$151	$221

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(28)	—	(28)
Proceeds from sale of subsidiaries and affiliates			12	—	12
Additions to property, plant and equipment and other assets	—	—	(34)	(19)	(53)
Additions to intangible assets	—	—	(21)	(10)	(31)
Purchases of marketable securities	—	—	—	(44)	(44)
Sale and maturities of marketable securities	—	—	—	38	38
Proceeds from sale of property, plant and equipment	—	—	2	3	5
Other investing activities	—	—	5	(10)	(5)

Net cash used in investing activities	—	—	(64)	(42)	(106)

Financing activities:
Payments to Valcon to settle certain borrowings for the Valcon Acquisition	(5,862)	—	—	—	(5,862)
Proceeds from issuance of debt	274	6,493	—	—	6,767
Repayments of debt	(1,381)	—	(154)	—	(1,535)
Stock activity of subsidiaries, net	—	—	—	3	3
Increase in other short-term borrowings	—	—	11	19	30
Repurchase of preference shares	(116)	—	—	—	(116)
Cash dividends paid to shareholders	(16)	—	—	—	(16)
Activity under stock plans	(86)	—	—	—	(86)
Intercompany and other financing activities	7,212	(6,493)	(280)	(119)	320

Net cash provided by/(used in) financing activities	25	—	(423)	(97)	(495)

Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(1)	(1)

Net (decrease)/increase in cash and cash equivalents	(13)	—	(379)	11	(381)

Cash and cash equivalents at beginning of period	27	—	535	271	833

Cash and cash equivalents at end of period	$14	$—	$156	$282	$452

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Predecessor)

For the period January 1 to May 23, 2006

	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated

Net cash (used in)/provided by operating activities	$(81)	$—	$127	$33	$79

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(12)	(45)	(57)
Payments from sale of subsidiaries and affiliates	—	—	—	(3)	(3)
Additions to property, plant and equipment and other assets	—	—	(29)	(16)	(45)
Additions to intangible assets	—	—	(19)	(5)	(24)
Purchases of marketable securities	—	—	—	(56)	(56)
Sales and maturities of marketable securities	—	—	—	71	71
Other investing activities	—	—	—	17	17

Net cash used in investing activities	—	—	(60)	(37)	(97)

Financing activities:
Repayments of debt	(466)	—	—	—	(466)
Stock activity of subsidiaries, net	—	—	—	(9)	(9)
(Decrease)/increase in other short-term borrowings	—	—	(13)	7	(6)
Activity under stock plans	40	—	—	—	40
Settlement of derivatives, intercompany and other financing activities	527	—	(202)	(113)	212

Net cash provided by/(used in) financing activities	101	—	(215)	(115)	(229)

Effect of exchange-rate changes on cash and cash equivalents	1	—	49	11	61

Net increase/(decrease) in cash and cash equivalents	21	—	(99)	(108)	(186)

Cash and cash equivalents at beginning of period	6	—	634	379	1,019

Cash and cash equivalents at end of period	$27	$—	$535	$271	$833

It em 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements the management’s discussion and analysis of The Nielsen Company B.V. (“Company” or “Nielsen”) for the year ended December 31, 2006 contained in the registration statement on Form S-4 filed and declared effective by the Securities and Exchange Commission as of August 1, 2007 of Nielsen Finance LLC, Nielsen Finance Co., and the Company. The following discussion and analysis should be read together with the accompanying Condensed Consolidated Financial Statements and related footnotes. In addition, the following discussion and analysis covers periods both prior to and subsequent to the Valcon Acquisition (as defined below). Accordingly, historical periods may not be comparable with the periods presented after the Valcon Acquisition. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. These forward-looking statements are subject to numerous risks and uncertainties. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements. Unless required by context, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries.

Overview and Outlook

We are a leading global information and media company providing essential marketing and media measurement information, analytics and industry expertise to customers across the world. We operate in over 100 countries and are headquartered in Haarlem in the Netherlands and New York in the United States (“U.S.”). Through Nielsen’s broad portfolio of services, we track sales of consumer products each year, report on television viewing habits in countries representing more than 60% of the world's population, measure Internet audiences in 18 countries, produce more than 100 trade shows, conferences and events worldwide, operate more than 100 websites and publish more than 100 print publications and online newsletters. We operate in three segments: Consumer Services, Media, and Business Media.

On May 24, 2006, Nielsen was acquired through a tender offer to shareholders by Valcon Acquisition B.V. (“Valcon”), an entity formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, the “Sponsors”).

Nielsen became a subsidiary of Valcon upon the consummation of the acquisition by Valcon (the “Valcon Acquisition”). Valcon's cost of acquiring Nielsen has been pushed-down to establish the new accounting basis in Nielsen. Although Nielsen continues as the same legal entity after the Valcon Acquisition, the accompanying condensed consolidated statements of operations and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding and succeeding the Valcon Acquisition. These separate periods are presented to reflect the new accounting basis established for Nielsen as of the acquisition date. The Successor portion of the financial statements also reflects the push-down of Valcon's borrowings under its senior secured bridge facility, which was used to fund a portion of the Valcon Acquisition, and was repaid with funds borrowed by Nielsen and certain of its subsidiaries and equity contributions from the Sponsors.

In the following discussion, the nine months ended September 30, 2006 results are adjusted to reflect the pro forma effect of the Valcon Acquisition as if it had occurred on January 1, 2006. The amounts for the nine months ended September 30, 2007 are compared to the pro forma basis for the nine months ended September 30, 2006. Management believes this to be the most meaningful and practical way to comment on our results of operations.

Factors Affecting Nielsen’s Financial Results

Foreign Currency

Our financial results are reported in U.S. Dollars and are therefore subject to the impact of movements in exchange rates on the translation of the financial information of individual businesses whose functional currencies are other than U.S. Dollars.

Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on Nielsen’s operating results. Our primary exposure is the fluctuation in the U.S. Dollar against the Euro (see the table under Foreign Currency Exchange Risk below). The average U.S. Dollar to Euro exchange rate was $1.34 to €1.00 and $1.23 to €1.00 for the nine months ended September 30, 2007 and the pro forma nine months ended September 30, 2006, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

Acquisitions and Investments in Affiliates

For the nine months ended September 30, 2007, Nielsen completed several acquisitions with an aggregate consideration, net of cash acquired, of $837 million and deferred consideration up to a maximum of $1 million, contingent on future performance. Goodwill increased by $594 million as a result of these acquisitions. The most significant acquisitions were the purchase of the remaining minority interests in Nielsen BuzzMetrics ($47 million) on June 4, 2007, the purchase of the remaining minority interest of Nielsen//NetRatings ($328 million, including $33 million to settle all outstanding share-based awards) on June 22, 2007 and the acquisition of Telephia, Inc. ($453 million, including $6 million of non-cash consideration), a provider of syndicated consumer research in the telecom and mobile media markets, on August 9, 2007. Had these acquisitions occurred as of January 1, 2007, the impact on Nielsen’s consolidated results of operations would have been immaterial.

Prior to these acquisitions both Nielsen//NetRatings and Nielsen BuzzMetrics were consolidated subsidiaries of Nielsen. The allocation of the purchase price of Nielsen//NetRatings, Nielsen BuzzMetrics and Telephia, Inc. is based on preliminary fair values determined using management estimates and are subject to change.

The purchase of the remaining minority interests of Nielsen BuzzMetrics and Nielsen//NetRatings will allow Nielsen to consolidate its internet information services into a single service unit. The acquisition of Telephia will accelerate Nielsen's strategy of providing clients worldwide with the most accurate measurement and analysis of consumer behavior and media use across all platforms.

During the Successor period from May 24, 2006 to September 30, 2006, Nielsen completed the acquisition of Radio and Records for $19 million.

Nielsen completed several acquisitions during the Predecessor period from January 1, 2006 to May 23, 2006, with an aggregate consideration of $67 million, net of cash acquired. Had these acquisitions occurred at the beginning of the periods, the impact on Nielsen’s consolidated results of operations for the Predecessor period would have been immaterial.

Divestitures

Business Media Europe

On February 8, 2007, Nielsen completed the sale of a significant portion of its Business Media Europe (BME) unit for $414 million in cash. During the nine months ended September 30, 2007, Nielsen recorded a gain on sale of discontinued operations of $17 million, primarily related to BME’s previously recognized currency translation adjustments from the date of the Valcon Acquisition to the date of sale, and a pension curtailment gain. No other material gain was recognized on the sale because the sales price approximated the carrying value. Nielsen’s consolidated financial statements reflect BME’s business as discontinued operations. See Note 4 to our condensed consolidated financial statements, “Business Divestitures”.

World Directories

In November 2004, pursuant to a Sale and Purchase Agreement dated September 26, 2004 (“SPA”) between Nielsen and World Directories Acquisition Corp. (“WDA”), Nielsen completed the sale of its Directories business. The sale price was subject to adjustment based on final agreement of working capital and net indebtedness in the completion accounts. On August 31, 2006, a notice of disagreement was filed by WDA against Nielsen and certain of our subsidiaries pursuant to the SPA. The claim relates to certain post-closing and final working capital adjustments.

VNU Exhibitions Europe

On October 30, 2007, the Company completed the sale of its 50% share in VNU Exhibitions Europe to Jaarbeurs (Holding) BV for $51 million. During the three months ended September 30, 2007, an impairment loss of $1 million was recorded to recognize the decline in value of this investment.

Results of Operations – Successor (nine months ended September 30, 2007), Pro Forma (nine months ended September 30, 2006), Successor (from May 24, 2006 to September 30, 2006), and Predecessor (from January 1, 2006 to May 23, 2006) periods.

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations and unaudited pro forma results for the nine months ended September 30, 2006:

	Successor	Pro Forma(1)	Successor	Predecessor
(IN MILLIONS)	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Period from May 24, 2006 to September 30, 2006	Period from Jan. 1, 2006 to May 23, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$3,429	$3,089	$1,463	$1,626
Costs of revenues, exclusive of depreciation and amortization	1,558	1,473	686	787
Selling, general and administrative expenses, exclusive of depreciation and amortization	1,170	1,097	549	554
Depreciation and amortization	334	315	145	126
Transaction costs	—	—	—	95
Restructuring costs	134	8	1	7

Operating income	233	196	82	57

Interest income	23	10	7	8
Interest expense	(477)	(489)	(215)	(48)
Gain/(loss) on derivative instruments	32	(5)	4	(9)
Loss on early extinguishment of debt	—	(3)	(63)	—
Foreign currency exchange transaction (loss)/gain, net	(81)	(32)	(29)	(3)
Equity in net income/(loss) of affiliates	1	5	(1)	6
Other (expense)/income, net	(2)	14	—	14

(Loss)/income from continuing operations before income taxes and minority interests	(271)	(304)	(215)	25
Benefit/(provision) for income taxes	32	78	76	(39)
Minority interests	2	—	—	—

Loss from continuing operations	$(237)	$(226)	$(139)	$(14)

(1)	The unaudited pro forma presentation for the nine months ended September 30, 2006 reflects the Predecessor period from January 1, 2006 to May 23, 2006 preceding the Valcon Acquisition adjusted to reflect the pro forma effect of the Valcon Acquisition and its related financing as if it had occurred on January 1, 2006 and the Successor period from May 24, 2006 to September 30, 2006. Pro forma adjustments include: increased interest expense/income, net ($231 million), reversal of transaction costs directly related to the Valcon Acquisition ($95 million), fees associated with extinguishment of bridge financing ($60 million) increased amortization related to the purchase price allocation ($44 million), decreased selling, general and administrative expenses ($6 million) consisting of decreased pension costs related to the Valcon Acquisition ($10 million) and increased sponsor fees ($4 million), and the related income tax effects.

The pro forma basis amounts for the nine months ended September 30, 2006 are compared to the nine months ended September 30, 2007 on a reported basis.

The following table sets forth, for the periods indicated, certain supplemental revenue data:

	Successor	Pro Forma	Successor	Predecessor
(IN MILLIONS)	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Period from May 24, 2006 to September 30, 2006	Period from Jan. 1, 2006 to May 23, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues by segment
Consumer Services	$1,976	$1,707	$802	$905
Media	1,067	984	477	507
Business Media	389	401	185	216
Corporate	(3)	(3)	(1)	(2)

Total	$3,429	$3,089	$1,463	$1,626

Consumer Services revenues by service
Retail Measurement Services	$1,296	$1,180	$576	$604
Consumer Panel Services	156	144	71	73
Customized Research Services	197	177	88	89
Other Services	327	280	141	139
Deferred Revenue Adj.	—	(74)	(74)	—

Total	$1,976	$1,707	$802	$905

Media revenues by division
Media	$876	$812	$392	$420
Entertainment	120	113	55	58
Internet Measurement	71	59	30	29

Total	$1,067	$984	$477	$507

Revenues by geography
United States	$1,941	$1,813	$851	$962
Other Americas	320	285	140	145
The Netherlands	27	25	13	12
Other Europe, Middle East & Africa	826	686	322	364
Asia Pacific	315	280	137	143

Total	$3,429	$3,089	$1,463	$1,626

	Successor	Pro Forma	Successor	Predecessor
(% of Revenue)	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Period from May 24, 2006 to September 30, 2006	Period from Jan. 1, 2006 to May 23, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues by segment
Consumer Services	58%	55%	55%	56%
Media	31%	32%	32%	31%
Business Media	11%	13%	13%	13%

Total	100%	100%	100%	100%

Consumer Services revenues by service
Retail Measurement Services	38%	38%	39%	37%
Consumer Panel Services	4%	5%	5%	5%
Customized Research Services	6%	6%	6%	5%
Other Services	10%	9%	10%	9%
Deferred Revenue Adj.	—	(3)%	(5)%	—

Total	58%	55%	55%	56%

Media revenues by division
Media	26%	26%	27%	26%
Entertainment	3%	4%	4%	3%
Internet Measurement	2%	2%	1%	2%

Total	31%	32%	32%	31%

Business Media	11%	13%	13%	13%

Revenues by geography
United States	57%	59%	58%	59%
Other Americas	9%	9%	10%	9%
The Netherlands	1%	1%	1%	1%
Other Europe, Middle East & Africa	24%	22%	22%	22%
Asia Pacific	9%	9%	9%	9%

Total	100%	100%	100%	100%

The following table sets forth certain supplemental revenue growth data, both on an as reported and constant currency basis. In order to determine the percentage change in items on a constant currency basis, we adjust these items to remove the positive and negative impacts of foreign exchange. The 2006 deferred revenue adjustment referred to below resulted from the Valcon Acquisition purchase price allocation for the estimated fair value of deferred revenue. All percentages are calculated using actual amounts. The percentage changes were determined by the Company for the nine months ended September 30, 2007 versus the pro forma nine months ended September 30, 2006.

	Unaudited Revenue Growth for the nine months ended September 30, 2007
	Revenue for Nine Months Ended September 30, 2007	Less: Deferred Revenue Adjustment	Unaudited Pro Forma Total Revenue
Revenue growth, as reported
Consumer Services	15.7%	(4.7)%	11.0%
Media	8.4%	—	8.4%
Business Media	(3.0)%	—	(3.0)%
Total	11.0%	(2.6)%	8.4%

Revenue growth, constant currency
Consumer Services	11.0%	(4.6)%	6.4%
Media	7.4%	—	7.4%
Business Media	(3.4)%	—	(3.4)%
Total	8.1%	(2.6)%	5.5%

Nine months ended September 30, 2007 compared to the pro forma nine months ended September 30, 2006

When comparing Nielsen’s results for the nine months ended September 30, 2007 with pro forma results for the nine months ended September 30, 2006, the following should be noted:

Items affecting Operating Income for the nine months ended September 30, 2007

•	For the nine months ended September 30, 2007, foreign currency exchange rate fluctuations increased revenue growth by 3% and decreased pro forma operating income growth by 3%.

•	Nielsen incurred $134 million of restructuring expense.

•	Nielsen incurred approximately $16 million in payments in connection with compensation agreements and recruiting expenses for certain corporate executives.

•	Nielsen//NetRatings incurred $7 million of deal related costs.

•	Nielsen incurred a $5 million operating loss related to Telephia’s results (including a $7 million deferred revenue purchase price adjustment).

Items affecting Operating Income for the pro forma nine months ended September 30, 2006

•	Nielsen recorded a purchase price adjustment to deferred revenue related to the Valcon Acquisition that reduced Consumer Services’ revenue by $74 million.

•	Nielsen incurred approximately $43 million in payments in connection with compensation agreements and recruiting expenses for certain corporate executives.

•	Nielsen incurred $8 million of restructuring expense.

Revenues

Nielsen Consolidated. Nielsen revenues increased 11.0% to $3,429 million for the nine months ended September 30, 2007 versus $1,463 million for the Successor period from May 24, 2006 to September 30, 2006, and $1,626 million for the Predecessor period from January 1, 2006 to May 23, 2006. When assessing our financial results, we focus on growth in revenue excluding the effect of the deferred revenue adjustment from the Valcon Acquisition. Excluding the deferred revenue adjustment of $74 million in 2006 related to the Valcon Acquisition (for Consumer Services), and the favorable impact of foreign exchange related to the depreciation of the U.S. Dollar versus the Euro and other currencies, Nielsen’s constant currency revenues increased 5.5%. Constant currency revenues (excluding the deferred revenue adjustment) increased 6.4% at Consumer Services and 7.4% at Media, while Business Media experienced a decrease of 3.4% primarily reflecting a shift of Exposition events into October, 2007 and the sale of certain publications in 2006.

Consumer Services. Revenues for the nine months ended September 30, 2007 were $1,976 million, versus $802 million for the Successor period from May 24, 2006 to September 30, 2006 and $905 million for the Predecessor period from January 1, 2006 to May 23, 2006. Excluding the favorable impact of foreign exchange and the $74 million deferred revenue adjustment in 2006, constant currency revenues increased by 6.4%. The increase in constant currency revenue is primarily attributable to 4.5% growth in Retail Measurement Services due primarily to growth across all regions except the U.S. which was impacted by price compression. In addition, Other Services constant currency revenues increased by 15.6% predominantly due to growth in Analytical, BASES and Claritas revenues.

Media. Revenues for Media increased 8.4% to $1,067 million for the nine months ended September 30, 2007 versus $477 million for the Successor period from May 24, 2006 to September 30, 2006 and $507 million for the Predecessor period from January 1 to May 23, 2006. Excluding the favorable impact of foreign exchange on revenues, constant currency revenues increased 7.4%. The constant currency revenue growth is primarily attributable to a 6.5% increase in the Media division (Nielsen Media Research U.S. and International), and a 21.0% increase in Internet Measurement revenue driven by growth in both the U.S. and international markets. The Media division’s constant currency increase was primarily attributable to NMR U.S.’s growth of 8.0% due to continued demand for Nielsen Media Research’s television audience measurement services, new business and price increases, the continued National People Meter (NPM) and the Local People Meter (LPM) expansion and cable network upgrades.

Business Media. Revenues for the nine months ended September 30, 2007 were $389 million versus $185 million for the Successor period from May 24, 2006 to September 30, 2006 and $216 million for the Predecessor period from January 1, 2006 to May 23, 2006. On a constant currency basis, revenues decreased 3.4% due to continued softness in advertising revenues and the shift of two trade shows from September to October ($13 million revenue shift), and the sale of certain publications in 2006 ($8 million revenue impact). Adjusting for these items, constant currency revenues increased by $7 million or 1.9% as Exposition performance offset Publication’s advertising softness.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues was $1,558 million for the nine months ended September 30, 2007 versus $686 million for the Successor period from May 24, 2006 to September 30, 2006, and $787 million for the Predecessor period from January 1, 2006 to May 23, 2006. Excluding the unfavorable impact of foreign exchange, cost of revenues increased by 2.5%. Constant currency cost of revenues increased due to an increase of 9.4% at Media, and a 1.0% increase at Consumer Services, partly offset by a 8.9% decrease at Business Media.

Media’s constant currency cost of revenues increase resulted primarily from the continued expansion of NPM and LPM in the U.S., and a revenue driven increase at Internet Measurement. The increase in constant currency cost of revenues at Consumer Services was due to higher revenue growth, particularly in Latin America, Emerging Markets, Asia Pacific, and Advisory Services, partly offset by strong cost and headcount controls, particularly in the U.S. and Europe. Business Media’s constant currency cost of revenues decrease resulted from a shift in revenues as stated above, the sale of certain publications in 2006 and cost savings initiatives in circulation, manufacturing and distribution and headcount reductions.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses were $1,170 million for the nine months ended September 30, 2007 versus $549 million for the Successor period from May 24, 2006 to September 30, 2006 and $554 million for the Predecessor period from January 1, 2006 to May 23, 2006. On a pro forma basis, selling, general and administrative expense increased 3.4% for the nine months ended September 30, 2007 in constant currency. The increase in constant currency selling, general administrative expenses was primarily attributable to continued investment for top-line growth in developing markets within Consumer, spending on corporate initiatives, increased share option expense (inclusive of the acceleration and settlement of Nielsen//NetRatings’ options), Nielsen//NetRatings’ deal costs, and incremental Telephia costs, partially offset by lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives.

Depreciation and Amortization

Depreciation and amortization was $334 million for the nine months ended September 30, 2007 versus depreciation and amortization for the pro forma nine months ended September 30, 2006 of $315 million, an increase of 5.9%. Excluding the unfavorable impact of foreign exchange, depreciation and amortization expense increased $12 million, or 3.8% when compared with the pro forma nine months ended September 30, 2006.

Transaction Costs

On March 8, 2006, Nielsen and Valcon announced a tender offer to acquire shares of Nielsen. Nielsen also agreed to reimburse Valcon's transaction expenses up to $36 million if the transaction was terminated. In November 2005, in connection with the termination of our planned merger with IMS Health, Nielsen agreed to pay $45 million to IMS Health should Nielsen be acquired within twelve months following the termination. On May 24, 2006, due to the consummation of the transaction by Valcon, we made the $45 million payment to IMS. In total, during the Predecessor period from January 1, 2006 to May 23, 2006, we recorded $95 million in transaction expenses, which are excluded from the pro forma statement of operations.

Restructuring Costs

As discussed in Note 6 to our condensed consolidated financial statements, “Restructuring Activities”, during 2007 and 2006, we initiated restructuring plans that resulted in the involuntary termination of certain employees and incurred related consulting expense for performance improvement initiatives. These initiatives are expected to be fully implemented by the end of 2008. For the nine months ended September 30, 2007, Nielsen incurred $101 million in severance costs, $28 million in consulting fees and other related costs and $5 million in asset write-offs, for a total of $134 million in restructuring expense related to the reduction of headcount and the review of corporate functions and outsourcing opportunities. Charges for consulting relate to performance improvement initiatives which are expensed as incurred. For the nine months ended September 30, 2006, Nielsen incurred $6 million in consulting fees and other related costs and $2 million in severance, for a total of $8 million in restructuring expense. All severance and consulting fees have been or will be settled in cash.

On October 18, 2007 the Company announced it had reached an agreement in principle for outsourcing a portion of its Information Technology (“IT”) and Operations functions worldwide. Nielsen and Tata Consulting Services (“TCS”) are in negotiations on a definitive agreement which we expect to execute in the near future. Under the proposed ten-year agreement, valued at approximately $1 billion, TCS will assume responsibility for important IT and Operational processes and help Nielsen integrate and centralize multiple systems, technologies and processes on a global scale. TCS also will assume responsibility for certain Finance and Human Resources business processes, which will be executed on new business process outsourced platforms built by TCS.

Operating Income

Operating income for the nine months ended September 30, 2007 was $233 million, versus $82 million for the Successor period from May 24, 2006 to September 30, 2006, and $57 million of income for the Predecessor period from January 1, 2006 to May 23, 2006. On a pro forma basis, constant currency operating income increased 21.9%. On a pro forma basis, as a result of restructuring expense ($134 million in 2007, $8 million in 2006), the impact of deferred revenue ($74 million in 2006), payments in connection with compensation agreements and recruiting expense for certain corporate executives ($16 million in 2007, $43 million in 2006), Nielsen//NetRatings deal related costs ($7 million in 2007) and the impact of Telephia’s results (a $5 million loss in 2007 including the $7 million deferred revenue purchase price adjustment), Nielsen’s constant currency operating income for the nine months ended September 30, 2007 increased 23.4% versus the comparable pro forma period in the prior year.

Interest Income and Expense

Interest income was $23 million for the nine months ended September 30, 2007 versus $7 million for the Successor period from May 24, 2006 to September 30, 2006, and $8 million for the Predecessor period from January 1, 2006 to May 23, 2006, and, on a pro forma basis, $10 million for the nine months ended September 30, 2006. Interest expense was $477 million for the nine months ended September 30, 2007 versus $215 million for the Successor period from May 24, 2006 to September 30, 2006 and $48 million for the Predecessor period from January 1, 2006 to May 23, 2006. On a pro forma basis, interest expense was $489 million for the nine months ended September 30, 2006. The decrease in interest expense was primarily due to lower actual balances of the Euro denominated term loan that was partially repaid with the proceeds of the sale from BME. See “Liquidity and Capital Resources” below.

Gain/(Loss) on Derivative Instruments

The gain on derivative instruments was $32 million for the nine months ended September 30, 2007 versus a loss of $5 million for the pro forma nine months ended September 30, 2006. The change resulted primarily from currency movements in the current and prior period.

Loss on Early Extinguishment of Debt

There was no loss on early extinguishment of debt for the nine months ended September 30, 2007 versus a loss of $63 million in the Successor period from May 24, 2006 to September 30, 2006. The loss resulted from the write-off of deferred financing costs related to the repayment of the senior secured bridge facility by Valcon (entered into to complete the Valcon Acquisition and subsequently repaid in August, 2006) and the debt refinancing in August, 2006 that replaced the senior secured bridge facility. The pro forma amount reflects the reversal of the $60 million related to fees associated with the repayment of the bridge facility.

Foreign Currency Exchange Transaction (Loss)/Gain, net

Foreign currency exchange transaction (loss)/gain, net represents the gain or loss on revaluation of intercompany loans and external debt. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on Nielsen’s operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.34 to €1.00 and $1.23 to €1.00 for the nine months ended September 30, 2007 and the pro forma nine months ended September 30, 2006, respectively.

Foreign currency exchange resulted in an $81 million loss for the nine months ended September 30, 2007 versus a $32 million loss for the pro forma nine months ended September 30, 2006 as a result of the U.S. Dollar’s depreciation against the Euro and other currencies.

Equity in Net Income of Affiliates

Equity in net income of affiliates was $1 million of income for the nine months ended September 30, 2007 versus $5 million of income for the pro forma nine months ended September 30, 2006.

Other (Expense)/Income, net

Other expense for the nine months ended September 30, 2007 was $2 million versus income of $14 million for the Predecessor period from January 1, 2006 to May 24, 2006. There was no income or loss for the Successor period from May 24 to December 30, 2006.

(Loss)/Income from Continuing Operations before Income Taxes and Minority Interests

For the nine months ended September 30, 2007, there was a $271 million loss from continuing operations before income taxes and minority interest versus a $215 million loss for the Successor period from May 24, 2006 to September 30, 2006 and $25 million income for the Predecessor period from January 1, 2006 to May 23, 2006. On a pro forma basis, there was a $304 million loss for the nine months ended September 30, 2006. The current period compared with the pro forma results primarily reflect improved operating performance, offset by increased foreign currency exchange losses, restructuring expenses related to the Transformation Initiative, increased share option expense, and payments in connection with compensation arrangements and recruiting expenses for certain corporate executives.

Benefit/(Provision) for Income Taxes

Nielsen operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

The effective tax rate for the nine months ended September 30, 2007 was 11.8% (benefit), which is lower than the Dutch statutory rate as a result of the valuation allowance on foreign tax credits.

The effective tax rate for the Predecessor period ended May 23, 2006 was higher than the statutory rate primarily due to the low tax benefit on the transaction costs related to the Valcon Acquisition. The effective tax rate for the Successor period from May 24, 2006 to September 30, 2006 was lower than the statutory rate primarily due to the low tax benefit accrued on the interest expense on the senior secured bridge facility.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a decrease of $5 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of goodwill. Due to the Valcon Acquisition on May 24, 2006, the decrease in tax benefits will be accounted for as a change to goodwill since the tax benefits relate to periods prior to the Valcon Acquisition. As of the date of adoption, the Company’s unrecognized tax benefits totaled $119 million. Included in these unrecognized tax benefits are approximately $26 million of uncertain tax positions. Due to the Valcon Acquisition, most of the tax benefits will not affect the annual effective income tax rate since the unrecognized tax benefits, if recognized, relate to tax matters originating prior to the Valcon Acquisition. There have been no material changes in the amount of unrecognized tax benefits since adoption of FIN 48.

Estimated interest related to the underpayment of income taxes is classified as a component of tax expense in the condensed consolidated statement of operations. At January 1, 2007, the Company accrued $8 million for the potential payment of interest. During the nine months ended September 30, 2007, the Company accrued an additional $8 million in potential interest associated with uncertain tax positions. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reflected as a reduction of the overall income tax provision or goodwill depending on whether the interest was accrued prior to, or subsequent to, the Valcon Acquisition.

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

The U.S. Internal Revenue Service commenced examinations of certain of the Company’s U.S. federal income tax returns for 2004 in the third quarter of 2006. The Company is also under corporate examination in the Netherlands for the years 2002-2004. In addition, the Company is waiting for clearance from taxing authorities on certain elections made in connection with the Valcon Acquisition. Unrecognized tax benefits associated with the years currently under examination are $30 million as of January 1, 2007. Based on the outcome of these examinations, or as a result of the expiration of statutes of limitations in specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions at January 1, 2007. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods. The Company anticipates that several of these audits may be finalized in the foreseeable future; however, Nielsen does not believe that the outcome of any examination will have a material impact on its statement of operations. There have been no significant changes to the status of these examinations during the nine months ended September 30, 2007.

Results of Operations – Successor (three months ended September 30, 2007), Pro Forma (three months ended September 30, 2006), and Successor (three months ended September 30, 2006).

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations and unaudited pro forma results for the three months ended September 30, 2006:

	Successor	Pro Forma(1)	Successor
(IN MILLIONS)	Three months ended September 30, 2007	Three months ended September 30, 2006	Three months ended September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,188	$1,070	$1,070
Costs of revenues, exclusive of depreciation and amortization	536	491	491
Selling, general and administrative expenses, exclusive of depreciation and amortization	385	383	384
Depreciation and amortization	111	105	102
Restructuring costs	79	1	1

Operating income	77	90	92

Interest income	7	3	5
Interest expense	(164)	(166)	(159)
Gain on derivative instruments	19	6	6
Loss on early extinguishment of debt	—	(3)	(63)
Foreign currency exchange transaction (loss)/gain, net	(47)	(82)	(82)
Equity in net loss of affiliates	(5)	(4)	(4)
Other expense, net	—	2	2

Loss from continuing operations before income taxes and minority interests	(113)	(154)	(203)
Benefit for income taxes	12	85	103
Minority interests	—	—	—

Loss from continuing operations	$(101)	$(69)	$(100)

(1)	The unaudited pro forma presentation for the three months ended September 30, 2006 reflects the period following the Valcon Acquisition adjusted to reflect the pro forma effect of the Valcon Acquisition and its related financing as if it had occurred on January 1, 2006. Pro forma adjustments include: fees associated with extinguishment of bridge financing ($60 million), increased interest expense/income, net ($9 million), increased amortization related to purchase price allocation ($3 million), decreased selling, general and administrative expenses ($1 million) consisting of decreased pension costs related to the Valcon Acquisition, and the related income tax effects.

The pro forma basis amounts for the three months ended September 30, 2006 are compared to the three months ended September 30, 2007 on a reported basis.

The following table sets forth, for the periods indicated, certain supplemental revenue data:

	Successor	Successor
(IN MILLIONS)	Three months ended September 30, 2007	Three months ended September 30, 2006
	(Unaudited)	(Unaudited)
Revenues by segment
Consumer Services	$690	$597
Media	372	336
Business Media	128	138
Corporate	(2)	(1)

Total	$1,188	$1,070

Consumer Services revenues by service
Retail Measurement Services	$448	$405
Consumer Panel Services	51	44
Customized Research Services	72	61
Other Services	119	98
Deferred Revenue Adj.	—	(11)

Total	$690	$597

Media revenues by division
Media	$306	$277
Entertainment	40	39
Internet Measurement	26	20

Total	$372	$336

Revenues by geography
United States	$660	$625
Other Americas	113	97
The Netherlands	9	9
Other Europe, Middle East & Africa	291	242
Asia Pacific	115	97

Total	$1,188	$1,070

The Nielsen Company B.V.

	Successor	Successor
(% of Revenue)	Three months ended September 30, 2007	Three months ended September 30, 2006
	(Unaudited)	(Unaudited)
Revenues by segment
Consumer Services	58%	56%
Media	31%	31%
Business Media	11%	13%

Total	100%	100%

Consumer Services revenues by service
Retail Measurement Services	38%	38%
Consumer Panel Services	4%	4%
Customized Research Services	6%	6%
Other Services	10%	9%
Deferred Revenue Adj.	—	(1)%

Total	58%	56%

Media revenues by division
Media	26%	26%
Entertainment	3%	3%
Internet Measurement	2%	2%

Total	31%	31%

Business Media	11%	13%

Revenues by geography
United States	55%	58%
Other Americas	10%	9%
The Netherlands	1%	1%
Other Europe, Middle East & Africa	24%	23%
Asia Pacific	10%	9%

Total	100%	100%

The Nielsen Company B.V.

The following table sets forth certain supplemental revenue growth data, both on an as reported and constant currency basis. In order to determine the percentage change in items on a constant currency basis, we adjust these items to remove the positive and negative impacts of foreign exchange. The 2006 deferred revenue adjustment referred to below resulted from the Valcon Acquisition preliminary purchase price allocation for the estimated fair value of deferred revenue. All percentages are calculated using actual amounts. The percentage changes were determined by the Company for the three months ended September 30, 2007 versus the pro forma three months ended September 30, 2006.

	Unaudited Revenue Growth for the three months ended September 30, 2007
	Revenue for Three Months Ended September 30, 2007	Less: Deferred Revenue Adjustment	Unaudited Pro Forma Total Revenue
Revenue growth, as reported
Consumer Services	15.6%	(2.0)%	13.6%
Media	10.6%	—	10.6%
Business Media	(7.7)%	—	(7.7)%
Total	11.0%	(1.1)%	9.9%

Revenue growth, constant currency
Consumer Services	10.4%	(1.8)%	8.6%
Media	9.6%	—	9.6%
Business Media	(8.2)%	—	(8.2)%
Total	7.8%	(1.0)%	6.8%

Successor period for the three months ended September 30, 2007 compared to the pro forma three months ended September 30, 2006

When comparing Nielsen’s results for the three months ended September 30, 2007 with pro forma results for the Successor period for the three months ended September 30, 2006, the following should be noted:

Items affecting Operating Income for the three months ended September 30, 2007

•	For the three months ended September 30, 2007, foreign currency exchange rate fluctuations increased revenue growth by 3% and negatively impacted pro forma operating income by 1%.

•	Nielsen incurred $79 million of restructuring expense.

•	Nielsen incurred a $5 million operating loss related to Telephia’s results (including a $7 million deferred revenue purchase price adjustment).

•	Nielsen incurred approximately $2 million in payments in connection with compensation agreements for certain corporate executives.

•	Nielsen//NetRatings incurred $1 million in deal related costs.

The Nielsen Company B.V.

Items affecting Operating Income for the pro forma three months ended September 30, 2006

•	Nielsen incurred approximately $43 million in payments in connection with compensation agreements and recruiting expenses for certain corporate executives.

•	Nielsen recorded a $11 million purchase price adjustment to deferred revenue resulting from the Valcon Acquisition purchase accounting that reduced Consumer’s second quarter revenue.

•	Nielsen incurred $1 million of restructuring expense.

Revenues

Nielsen Consolidated. Nielsen revenues increased 11.0% to $1,188 million for the three months ended September 30, 2007 versus $1,070 million for the three months ended September 30, 2006. When assessing our financial results, we focus on growth in revenue excluding the effect of the purchase price deferred revenue adjustment from the Valcon Acquisition. Excluding the deferred revenue adjustment of $11 million in 2006 related to the Valcon Acquisition (for Consumer Services) and the favorable impact of foreign exchange, Nielsen constant currency revenues increased 6.8%. Constant currency revenue increased 8.6% at Consumer Services, 9.6% at Media and decreased 8.2% at Business Media.

Consumer Services. Revenues for the three months ended September 30, 2007 were $690 million, versus $597 million for the Successor period for the three months ended September 30, 2006. Excluding the favorable impact of foreign exchange and the $11 million deferred revenue adjustment, constant currency revenues increased by 8.6%. The increase in constant currency is primarily attributable to 5.1% growth in Retail Measurement Services due primarily to growth in Latin America, Emerging Markets, Asia Pacific, and Canada, partially offset by price compression in the U.S. In addition, Other Services constant currency revenues increased by 17.3% predominantly due to growth in Analytical, BASES and Claritas revenues.

Media. Revenues for Media increased to $372 million for the three months ended September 30, 2007 versus $336 million for the Successor period for the three months ended September 30, 2006. Excluding the favorable impact of foreign exchange on revenues, constant currency revenues increased 9.6%. The constant currency increase is primarily attributable to an 8.8% increase in the Media division, and 22.0% increase in Internet Measurement in both the U.S. and international markets. The Media division’s constant currency increase was primarily attributable to NMR U.S.’s growth of 10.2% due to continued demand for Nielsen Media Research’s television audience measurement services, new business and price increases, the continued NPM and LPM expansion and cable network upgrades.

Business Media. Revenues for the three months ended September 30, 2007 were $128 million versus $138 million for the Successor period for the three months ended September 30, 2006. Excluding the favorable impact of foreign exchange, Business Media constant currency

The Nielsen Company B.V.

revenues decreased 8.2% due to the shift of two trade shows to the fourth quarter in 2007 versus third quarter in 2006 ($13 million revenue impact), and discontinued publications sold in 2006 ($3 million revenue impact). Adjusting for these items, constant currency revenues increased 3% as Exposition performance offset Publication’s advertising softness.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues was $536 million for the three months ended September 30, 2007 versus $491 million for the Successor period for the three months ended September 30, 2006. Excluding the unfavorable impact of foreign exchange, cost of revenues for the three months decreased versus the prior year. Constant currency cost of revenues increased primarily due to an increase of 15.3% at Media and 3.8% at Consumer Services, partially offset by a decrease of 8.5% at Business Media.

Media’s constant currency cost of revenues increase resulted primarily from continued expansion of NPM and LPM in the U.S., the impact of Telephia costs, and a revenue driven increase at Internet Measurement. The increase in constant currency cost of revenues at Consumer Services was due to higher revenue growth, particularly in Latin America, Emerging Markets, Asia Pacific, and Advisory Services, especially BASES, partly offset by strong cost and headcount controls, particularly in the U.S. and Europe. Business Media’s constant currency cost of revenues decrease resulted from a shift in revenue as stated above, efficiency initiatives, lower page volumes and headcount reductions.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses were $385 million for the three months ended September 30, 2007 versus $383 million for the pro forma three months ended September 30, 2006. Selling, general and administrative expenses for the three months ended September 30, 2007 decreased 3.5% compared with the pro forma three months ended September 30, 2006 in constant currency. This decrease in constant currency selling, general and administrative expenses primarily reflects lower corporate costs associated with payments in connection with compensation agreements for certain corporate executives, partly offset by higher stock option expense.

Depreciation and Amortization

Depreciation and amortization was $111 million for the three months ended September 30, 2007 versus depreciation and amortization for the pro forma three months ended September 30, 2006 of $105 million. Excluding the unfavorable impact of foreign exchange, depreciation and amortization expense for the three months ended September 30, 2007 would have increased $3 million when compared with the pro forma three months ended September 30, 2006.

The Nielsen Company B.V.

Restructuring Costs

As discussed in Note 6 to our condensed consolidated financial statements, “Restructuring Activities”, we initiated restructuring plans during 2007 and 2006 that resulted in the involuntary termination of certain employees and incurred related consulting expense for performance improvement initiatives. These initiatives are expected to be fully implemented by the end of 2008. Nielsen incurred $71 million in severance costs, $3 million in consulting fees and other related costs and $5 million in asset write-offs, for a total of $79 million in restructuring expense for the three months ended September 30, 2007. For the three months ended September 30, 2006, Nielsen incurred $1 million in restructuring expense consisting of consulting fees and related costs. All severance and consulting fees have been or will be settled in cash.

Operating Income

Operating income for the three months ended September 30, 2007 was $77 million versus a $92 million income for the Successor period for the three months ended September 30, 2006. Constant currency pro forma operating income decreased 13.6%. Excluding restructuring expense ($79 million in 2007, $1 million in 2006), a deferred revenue adjustment ($11 million in 2006), payments in connection with compensation arrangements and recruiting expense for certain corporate executives ($2 million in 2007, $43 million in 2006), the impact of Telephia’s results (a $5 million operating loss including a $7 million deferred revenue Purchase Price adjustment), and Nielsen//NetRatings deal related costs ($1 million in 2007), Nielsen’s constant currency operating income for the three months ended September 30, 2007 increased 13.1% versus the comparable pro forma period in the prior year.

Interest Income and Expense

Interest income was $7 million for the three months ended September 30, 2007 and $5 million for the Successor period for the three months ended September 30, 2006. On a pro forma basis, interest income was $3 million for the period for the three months ended September 30, 2006. Interest expense was $164 million for the three months ended September 30, 2007, and $159 million for the Successor period for the three months ended September 30, 2006. Interest expense was $166 million for the pro forma three months ended September 30, 2006. The decrease in interest expense was primarily due to lower actual balances of the Euro denominated term loan that was partially repaid with the proceeds of the sale of BME. See “Liquidity and Capital Resources” below.

Gain on Derivative Instruments

The gain on derivative instruments was $19 million for the three months ended September 30, 2007 versus $6 million for the pro forma three months ended September 30, 2006. The change resulted from the influence of currency in both periods.

The Nielsen Company B.V.

Loss on Early Extinguishment of Debt

There was no loss on early extinguishment of debt for the three months ended September 30, 2007 versus a $63 million loss for the three months ended September 30, 2006. The loss resulted from the write-off of deferred financing costs related to the repayment of the senior secured bridge facility by Valcon (entered into to complete the Valcon Acquisition and subsequently repaid in August, 2006) and the debt refinancing in August 2006 that replaced the senior secured bridge facility. The pro forma amount reflects the reversal of the $60 million related to fees associated with the repayment of the bridge facility.

Foreign Currency Exchange Transaction Gain/(Loss)

Foreign currency exchange transaction gain/(loss) represents the revaluation of intercompany loans and external debt. As a result fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on Nielsen’s operating results. The foreign exchange loss is $47 million for the three months ended September 30, 2007 versus $82 million for the pro forma three months ended September 30, 2006. The variance is primarily due to the U.S. Dollar’s depreciation against the Euro and other currencies.

The average U.S. Dollar to Euro exchange rate was $1.37 to €1.00 and $1.27 to €1.00 for the three months ended September 30, 2007 and the three month period from July 1, 2006 to September 30, 2006, respectively.

Equity in Net Loss of Affiliates

Equity in net income of affiliates was a $5 million loss in the three months ended September 30, 2007 versus $4 million loss for the pro forma three months ended September 30, 2006.

Other (Expense)/Income, net

There was no other expense or income for the three months ended September 30, 2007 and $2 million of income for the Successor period for the three months ended September 30, 2006.

Loss from Continuing Operations before Income Taxes and Minority Interests

Loss from continuing operations before income taxes and minority interest was $113 million for the three months ended September 30, 2007 versus a $203 million loss for the Successor period for the three months ended September 30, 2006. The loss was $154 million for the pro forma three months ended September 30, 2006. The pro forma variance primarily reflects improved operating performance and a decrease in the foreign exchange loss recorded in the Successor period versus the prior year, offset by increased restructuring expenses related to the Transformation Initiative, increased share option expense, and payments in connection with compensation arrangements and recruiting expenses of certain corporate executives.

The Nielsen Company B.V.

Benefit/(Provision) for Income Taxes

Nielsen operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

The effective tax rate for the three months ended September 30, 2007 was 10.6% (benefit), which is lower than the Dutch statutory rate as a result of the valuation allowance on foreign tax credits.

The effective tax rate for the three months ended September 30, 2006 was higher than the statutory rate primarily due to the low tax benefit accrued on the interest expense on the senior secured bridge facility.

Estimated interest related to the underpayment of income taxes is classified as a component of tax expense in the condensed consolidated statement of operations. During the three months ended September 30, 2007, the Company accrued an additional $3 million in potential interest associated with uncertain tax positions. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reflected as a reduction of the overall income tax provision or goodwill depending on whether the interest was accrued prior to, or subsequent to, the Valcon Acquisition.

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

The U.S. Internal Revenue Service commenced examinations of certain of the Company’s U.S. federal income tax returns for 2004 in the third quarter of 2006. The Company is also under corporate examination in the Netherlands for the years 2002-2004. In addition, the Company is awaiting clearance from taxing authorities on certain elections made in connection with the Valcon Acquisition. Unrecognized tax benefits associated with the years currently under examination are $30 million as of January 1, 2007. Based on the outcome of these examinations, or as a result of the expiration of statutes of limitations in specific jurisdictions, it is reasonably possible that the related unrecognized benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions at January 1, 2007. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods. The Company anticipates that several of these audits may be finalized in the foreseeable future; however, Nielsen does not believe that the outcome of any examination will have a material impact on its statement of operations. There have been no significant changes to the status of these examinations during the three months ended September 30, 2007.

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

In addition, depending on prevailing capital market conditions, we may choose from time to time to repurchase all or a portion of the notes and/or our other debt securities and we may do so by making open market purchases.

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

We entered into the following transactions in the nine months ended September 30, 2007:

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

•

On February 9, 2007, Nielsen applied $328 million of the BME sale proceeds towards making a mandatory pre-payment on the €800 million senior secured term loan facility. By making this pre-payment, Nielsen is no longer required to pay the scheduled quarterly installments for the remainder of the term of the senior secured term loan facility.

•

Effective January 22, 2007, Nielsen obtained a 50 and 25 basis point reduction of the applicable margin on its USD and EUR senior secured term loan facilities. As of September 30, 2007, this reduction has resulted in estimated interest savings of $16 million.

•

Effective May 31, 2007, Nielsen obtained a further 25 basis point reduction of the applicable margin on its USD and EUR senior secured term loan facilities as a result of achieving a secured leverage ratio below 4.25 as of March 31, 2007. At the end of the third quarter, Nielsen exceeded the 4.25 secured leverage (4.3) ratio. This was driven by the Telephia acquisition and weakening of the U.S. Dollar (impacting our non-dollar denominated debt) and will result in an increase of the applicable margin again by 25 basis points.

The Nielsen Company B.V.

•	To finance the acquisition of Nielsen//NetRatings, Nielsen borrowed under its $688 million senior secured revolving credit facility.

•

On August 9, 2007, the Company completed the acquisition of Telephia, Inc. for approximately $453 million. $350 million of the purchase price was borrowed under the incremental provision of its senior secured term loan facilities and the balance funded through the availability under the Company's senior secured revolving credit facility and cash on hand.

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

Cash Flows

We based the following cash flow discussion on the nine months ended September 30, 2007 and the sum of amounts reported for the combined Successor period from May 24, 2006 to September 30, 2006 and Predecessor period from January 1, 2006 to May 23, 2006. This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented in this manner because we believe it enables a meaningful comparison.

At September 30, 2007, cash and cash equivalents were $340 million, a decrease of $291 million from December 31, 2006. Our total indebtedness was $8.3 billion and we had $563 million available for borrowing under our senior secured revolving credit facility at September 30, 2007.

Operating activities. Net cash provided was $47 million for the nine months ended September 30, 2007 and $300 million was provided in the combined Successor period from May 24, 2006 to September 30, 2006 and Predecessor period from January 1, 2006 to May 23, 2006. The primary changes in activity in 2007 were higher interest and tax payments of $314 million, increased restructuring payments of $59 million, and the collection timing on trade and other receivables, partially offset by the 2006 Information Resources, Inc. (“IRI”) payments ($55 million) and deal related costs.

Investing activities. Net cash used was $494 million for the nine months ended September 30, 2007 and $203 million was used in the combined Successor period from May 24, 2006 to September 30, 2006 and Predecessor period from January 1, 2006 to May 23, 2006. The increase in net cash used is primarily due to a $751 million increase in cash paid for acquisitions in 2007, offset by $380 million in higher proceeds from the sale of subsidiary assets and $126 million in net receipts from sales/maturities of marketable securities.

Financing activities. Net cash provided was $129 million for the nine months ended September 30, 2007 and net cash used was $724 million for the combined Successor period from May 24, 2006 to September 30, 2006 and Predecessor period from January 1, 2006 to May 23, 2006. The increase is mainly driven by 2007 proceeds from issuance of debt and lower 2007 debt repayments partially offset by the 2006 proceeds from the settlement of derivatives.

The Nielsen Company B.V.

Capital Expenditures. Investments in property, plant equipment, software and other assets totaled $185 million for the nine months ended September 30, 2007 versus $84 million in the Successor period from May 24, 2006 to September 30, 2006 and $69 million in the Predecessor period from January 1, 2006 to May 23, 2006. The primary reason for the increase in capital expenditures is the expansion of the LPM program and investments in computer software.

Covenant EBITDA

Nielsen’s senior secured credit facility contains a covenant that requires our wholly-owned subsidiary Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a maximum ratio of consolidated total net debt to Covenant EBITDA of 10.0 to 1.0, calculated for the trailing four quarters (as determined under our senior secured credit facility), commencing with the fiscal quarter ended September 30, 2007. For test periods commencing:

(1)	between October 1, 2007 and December 31, 2007, the maximum ratio is 10.0 to 1.0;

(2)	between January 1, 2008 and September 30, 2008, the maximum ratio is 9.5 to 1.0;

(3)	between October 1, 2008 and September 30, 2009, the maximum ratio is 8.75 to 1.0;

(4)	between October 1, 2009 and September 30, 2010, the maximum ratio is 8.0 to 1.0;

(5)	between October 1, 2010 and September 30, 2011, the maximum ratio is 7.5 to 1.0; and,

(6)	between October 1, 2011 and September 30, 2012, the maximum ratio is 7.0 to 1.0.

This covenant “steps down” over time to a maximum ratio of consolidated total net debt to Covenant EBITDA of 6.25 to 1.0 as of the first day of the fiscal quarter ending December 31, 2012.

In addition, Nielsen’s senior secured credit facility contains a covenant that requires Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a minimum ratio of Covenant EBITDA to Consolidated Interest Expense, including Nielsen interest expense, of 1.25 to 1.0, calculated for the trailing four quarters (as determined under our senior secured credit facility), commencing with the fiscal quarter ended September 30, 2007. This covenant “steps up” over time to a minimum ratio of Covenant EBITDA to consolidated interest expense of 1.75 to 1.0 as of the last day of the fiscal quarter ending September 30, 2011. For test periods commencing:

(1)	between October 1, 2011 and September 30, 2012, the minimum ratio is 1.60 to 1.0; and

(2)	after October 1, 2012 the minimum ratio is 1.50 to 1.0.

Failure to comply with either of these covenants would result in an event of default under our senior secured credit facility unless waived by our senior credit lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our senior secured credit facility and these covenants are material to us. As of September 30, 2007, the Company was in compliance with the covenants described above.

The Nielsen Company B.V.

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

The Nielsen Company B.V.

The following is a reconciliation of our loss from continuing operations, for twelve month period ended September 30, 2007, to Covenant EBITDA as defined above per our senior secured credit facilities:

Unaudited Covenant EBITDA
(IN MILLIONS)	Twelve Months Ended Sept. 30, 2007
Loss from continuing operations	$(378)
Interest expense, net	606
Benefit for taxes	(61)
Depreciation and amortization	446

EBITDA	613
Non-cash charges(1)	50
Unusual or non-recurring items(2)	194
Restructuring charges and business optimization costs(3)	216
Cost savings(4)	125
Sponsor monitoring fees(5)	10
Other(6)	15

Covenant EBITDA	$1,223

Credit Statistics:
Current portion of long term debt, capital lease obligation and other short-term borrowings	$314
Long term debt and capital lease obligations	7,992

Total debt	8,306

Cash and cash equivalents	340
Less: Cash of unrestricted subsidiaries	(3)
Less: Additional deduction per credit agreement	(10)

Cash and cash equivalents excluding cash of unrestricted subsidiaries/deduction	327

Net debt, including Nielsen net debt(7)	7,979

Less: Unsecured debenture loans	(2,595)
Less: Other unsecured net debt	(127)

Net secured debt(8)	$5,257

Total debt, excluding unrestricted subsidiaries and Senior Discount note ($326 million at September 30, 2007)	7,979
Net debt, excluding $326 million (at September 30, 2007) of Nielsen net debt(9)	7,653
Ratio of secured net debt to Covenant EBITDA	4.3
Ratio of total net debt (excluding Nielsen net debt) to Covenant EBITDA(10)	6.3
Consolidated interest expense, including Nielsen interest expense(11)	502
Ratio of Covenant EBITDA to Consolidated Interest Expense, including Nielsen interest expense	2.4

(1)	Consists of non-cash items that are permitted adjustments in calculating covenant compliance under the senior secured credit facility, primarily stock-based compensation expense.

The Nielsen Company B.V.

(2)	Unusual or non-recurring items include (amounts in millions):

Deferred Revenue Purchase Price Adjustment(a)	$22
Currency exchange rate differences on financial transactions and other gains(b)	122
Loss on Early Extinguishment of Debt	3
Compensation arrangements(c)	30
Duplicative running costs(d)	21
U.S. Listing/Consulting Fees Costs	10
Gain on Derivative Instruments	(34)
Other Financial Gain	11
Nielsen//NetRatings Deal Costs	7
Other(e)	2

Total	$194

_________

(a)	Purchase Price Adjustment to Deferred Revenue which reduces revenue resulting from the purchase accounting for the Valcon Acquisition in 2006 and the Telephia Acquisition in 2007.
(b)	Represents foreign exchange gains or losses on revaluation of intercompany loans and external debt.
(c)	Represents payments incurred in connection with compensation arrangements for certain corporate executives.
(d)	Represents the costs incurred in Europe as a result of the parallel running of data factory systems, which are expected to be eliminated during 2008. Also includes duplicative Transformation running costs.
(e)	Includes other unusual or non-recurring items that are required or permitted adjustments in calculating covenant compliance under the senior secured credit facility.

(3)	Restructuring charges and business optimization costs include costs associated with Transformation Initiative, executive severance payments and certain costs incurred in our European operations.
(4)	Represents the amount of run rate cost savings related to the Transformation Initiative projected by Nielsen in good faith to be realized as a result of specified actions, which is a permitted adjustment in calculating covenant compliance under the senior secured credit facility. See Note 6 to the condensed consolidated financial statements for discussion of the Transformation Initiative.

The adjustments reflecting estimated cost savings constitute forward looking statements described within the Private Securities Litigation Reform Act of 1995, as amended. In addition, Covenant EBITDA does not take into account approximately $175 million in additional implementation costs to be incurred in connection with achieving an annual run rate cost savings of $125 million.

We may not realize the anticipated cost savings related to Transformation Initiative pursuant to the anticipated timetable or at all. We also cannot assure you that we will not exceed one time restructuring costs associated with implementing the anticipated cost savings. Run rate savings represent estimated annualized savings expected to be realized one year from September 30, 2007. Estimated savings are not provided on an interim basis.

(5)	Represents the Sponsor monitoring fees as of the acquisition date. The annual amount is $11 million during 2007, increasing by 5% on an annual basis.

The Nielsen Company B.V.

(6)	These adjustments include the EBITDA impact of significant businesses that were acquired in 2006 and 2007, gain on sale of fixed assets, subsidiaries and affiliates, dividends received from affiliates; equity in net income of affiliates, and the exclusion of Covenant EBITDA attributable to unrestricted subsidiaries.
(7)	Net debt, including Nielsen net debt, is not a defined term under GAAP. Net debt is calculated as total debt less cash and cash equivalents at September 30, 2007 excluding a contractual $10 million threshold.
(8)	The net secured debt is the consolidated total net debt that is secured by a lien on any assets or property of a loan party or a restricted subsidiary. This amount represents the amounts borrowed under our senior secured credit facilities.
(9)	Net debt, as defined, excluding $326 million of Nielsen net debt, is not a defined term under GAAP. Nielsen and our unrestricted subsidiaries are not subject to the restrictive covenants contained in the senior secured credit facility, and Nielsen’s Senior Discount Notes are not considered obligations of any of Nielsen’s subsidiaries. Therefore, these notes will not be taken into account when calculating the ratios under the senior secured credit facility.
(10)	For the reasons discussed in footnote (9) above, the ratio of net debt (excluding The Nielsen Company B.V’s Senior Discount Notes) to Covenant EBITDA presented above does not include in net debt $326 million of Nielsen indebtedness.
(11)	Consolidated interest expense is not a defined term under GAAP. Consolidated interest expense for any period is defined in our senior secured credit facility as the sum of (i) the cash interest expense of Nielsen Holding and Finance B.V. and its subsidiaries with respect to all outstanding indebtedness, including all commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance and net costs under swap contracts, net of cash interest income, and (ii) any cash payments in respect of the accretion or accrual of discounted liabilities during such period related to borrowed money (with a maturity of more than one year) that were amortized or accrued in a previous period, excluding, in each case, however, among other things, the amortization of deferred financing costs and any other amounts of non-cash interest, the accretion or accrual of discounted liabilities during such period, commissions, discounts, yield and other fees and charges incurred in connection with certain permitted receivables financing and all non-recurring cash interest expense consisting of liquidated damages for failure to timely comply with registration rights obligations and financing fees. Consolidated interest expense, including Nielsen interest expense, is not a defined term under GAAP. Consolidated interest expense, including Nielsen interest expense, is calculated as total consolidated interest expense for the four consecutive fiscal quarter periods ended September 30, 2007, including $39 million of interest expense of Nielsen as follows:

Pro Forma Interest Income	$14
Pro Forma Interest Expense	(654)

Net Pro Forma Interest Expense	(640)
Minus: non cash interest Discount Notes	109
Minus: amortization of deferred financing costs	14
Minus: other non cash interest	4

Pro Forma Cash Interest Expense for the twelve months ended December 31, 2006	(513)
Plus: Pro Forma impact for the acquisitions and divestitures	(17)
Other	28

Pro Forma Cash Interest Expense for the twelve months ended September 30, 2007	$(502)

See “Liquidity and Capital Resources” for further information on our indebtedness and covenants.

The Nielsen Company B.V.

Transactions with Sponsors

For the nine months ended September 30, 2007, the Company recorded $8 million in selling, general and administrative expenses related to Sponsor management fees, travel and consulting.

At September 30, 2007, other loans included a $50 million long-term payable to Valcon. In addition, short-term debt included $45 million payable to Dutch Holdco and $22 million payable to Valcon. For the nine months ended September 30, 2007, the Company recorded $3 million in interest expense related to these loans.

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

In connection with the acquisition of NMR, Nielsen recorded in 1999, a liability for NMR’s aggregate liability for payments related to the D&B Legacy Tax Matters. Currently the parties are in arbitration over one tax related dispute. Nielsen believes it has adequately provided for any remaining liability related to these matters. Nielsen believes its accrual of $14 million is adequate to cover any remaining liability related to these matters.

World Directories. In November 2004, Nielsen completed the sale of its Directories segment. The sales price is subject to adjustment based on final agreement on working capital and net indebtedness. On August 31, 2006, a notice of disagreement was filed by World Directories Acquisition Corp. (“WDA”) against Nielsen and certain of our subsidiaries pursuant to the Sale and Purchase Agreement ( “SPA”) between the parties dated September 26, 2004 under which our

The Nielsen Company B.V.

World Directories business was sold. The claim arises in connection with certain post-closing matters under the SPA related to the submission of the completion accounts related to the business. WDA asserts a claim for approximately €44 million ($59 million) and Nielsen, in opposition to WDA’s claim, has claimed approximately €8 million ($11 million). The matter has been submitted to arbitration pursuant to the SPA.

erinMedia. erinMedia, llc (“erinMedia”) filed a lawsuit in federal district court in Tampa, Florida on June 16, 2005. The suit alleges that NMR, a wholly owned subsidiary of Nielsen, violated Federal and Florida state antitrust laws by attempting to maintain a monopoly in the market for producing national television audience measurement data. The complaint does not specify the amount of damages sought, but does request that the court terminate NMR’s contracts with the four major national broadcast television networks. On November 17, 2005, the court granted NMR’s motion to dismiss in part, and dismissed erinMedia’s affiliated company, ReacTV, and its claims. The case is now in discovery on the remaining claims by erinMedia. Although it is too early to predict the outcome of the case, Nielsen believes the action is without merit.

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

Except as described above, there are no other pending actions, suits or proceedings against or affecting Nielsen which, if determined adversely to Nielsen, would individually or in the aggregate, have a material effect on Nielsen’s business, consolidated financial position, results of operations or prospects.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditure or capital resources.

The Nielsen Company B.V.

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

It em 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We are exposed to market risk, primarily related to foreign exchange and interest rates. We actively monitor these exposures. To manage the volatility relating to these exposures, historically, we entered into a variety of derivative financial instruments, mainly interest rate swaps, cross-currency swaps and forward rate agreements. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings, cash flows and the value of their net investments in subsidiaries resulting from changes in interest rates and foreign currency rates. Currently we only employ basic contracts, that is, without options, embedded or otherwise. It is our policy not to trade in financial instruments.

Foreign Currency Exchange Risk

We operate globally, deriving approximately 57% of revenues for the Successor period from January 1, 2007 to September 30, 2007 in U.S. Dollars. We generate revenue and expenses in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure.

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

The Nielsen Company B.V.

The table below details the percentage of revenues and expenses by currency for the Successor period from January 1, 2007 to September 30, 2007:

Successor period from January 1, 2007 to September 30, 2007

	U.S. Dollars	Euro	Other currencies
Revenues	57%	14%	29%
Operating costs	57%	14%	29%

Based on the Successor period, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $4 million annually, with an immaterial impact on operating income.

Interest Rate Risk

At September 30, 2007, we had $5,383 million nominal amount of debt under our new senior secured credit facilities which are based on a floating rate index and $142 million nominal amount of debt under our EMTN floating rate notes. One percent point increase in these floating rates would increase annual interest expense by approximately $55 million. Given our increased exposure to volatility in floating rates after the Valcon Acquisition and the subsequent refinancing, we evaluated hedging opportunities and entered into hedging transactions in November, 2006 and January 2007. After giving effect to these interest rate swap agreements, a one percentage point increase in interest rates would increase annual interest expense by $23 million.

Equity Price Risk

We are not exposed to material equity risk.

I tem 4T. Controls and Procedures

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in

The Nielsen Company B.V.

Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

It em 1. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
4.1(e)	Amendment No. 2, dated as of August 9, 2007, to the Credit Agreement, dated as of August 9, 2006, as amended, among Nielsen Finance LLC, as a U.S. Borrower, The Nielsen company (US), Inc., as a U.S. Borrower, VNU Holding and Finance B.V., as Dutch Borrower, the Guarantors thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent, and JPMorgan Chase Bank , N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents

4.2	Second Supplemental Indenture, dated as of August 15, 2007, among NetRatings, Inc. as a U.S. Guaranteeing Subsidiary and affiliate of Nielsen Finance LLC as a U.S. Borrower, and Nielsen Finance Co. as a U.S. Borrower, and Law Debenture Trust Company of New York, as trustee.

4.3	Second Supplemental Indenture, dated as of August 15, 2007, among NetRatings, Inc. as a U.S. Guaranteeing Subsidiary and affiliate of Nielsen Finance LLC as a U.S. Borrower, and Nielsen Finance Co. as a U.S. Borrower, and Law Debenture Trust Company of New York, as trustee.

4.4	Third Supplemental Indenture, dated as of August 15, 2007, among Telephia, Inc. as a U.S. Guaranteeing Subsidiary and affiliate of Nielsen Finance LLC as a U.S. Borrower, and Nielsen Finance Co. as a U.S. Borrower, and Law Debenture Trust Company of New York, as trustee.

4.5	Third Supplemental Indenture, dated as of August 15, 2007, among Telephia, Inc. as a U.S. Guaranteeing Subsidiary and affiliate of Nielsen Finance LLC as a U.S. Borrower, and Nielsen Finance Co. as a U.S. Borrower, and Law Debenture Trust Company of New York, as trustee.

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SI GNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V.
(Registrant)

/s/ David E. Berger
Date: November 14, 2007	David E. Berger
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer