Form 10-K
period 2007-12-31
Nielsen CO B.V.
filed 2008-03-31
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number

The Nielsen Company B.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-0366864
(State of incorporation)	(I.R.S. Employer Identification No.)

770 Broadway New York, New York 10003 (646) 654-5000	Ceylonpoort 5 2037 AA Haarlem The Netherlands +31 23- 546 3463

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant: is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting stock held by nonaffiliates is zero. The registrant is a privately held corporation.

There were 258,463,857 shares of the registrant’s Common Stock outstanding as of March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “believe,” “estimate,” “forecast,” “project” and other words of similar meaning. These forward-looking statements address various matters, including:

•

general economic conditions, including the effects of any economic downturn on advertising spending levels, the costs of, and demand for, consumer packaged goods, media, entertainment and technology products and any interest rate or exchange rate fluctuations;

•	our ability to realize anticipated cost savings related to our Transformation Initiative;

•	the effect of disruptions to our information processing systems;

•	the timing and scope of technological advances;

•	our substantial indebtedness;

•	certain covenants in our debt documents;

•	customer procurement strategies that could put additional pricing pressure on us;

•	consolidation in our customers’ industries may reduce the aggregate demand for our services;

•	regulatory review by governmental agencies that oversee information gathering and changes in data protection laws;

•	the impact of tax planning initiatives and resolution of audits of prior tax years;

•	the financial statement impact of changes in generally accepted accounting principles;

•	the ability to attract and retain customers and key personnel;

•	risks to which our international operations are exposed, including local political and economic conditions, the effects of foreign currency fluctuations and the ability to comply with local laws;

•	criticism of our audience measurement services;

•	the possibility that our owners’ interests will conflict with ours or yours;

•	the impact of competitive products;

•	the effect of disruptions in the mail, telecommunication infrastructure and/or air services;

•	the ability to maintain the confidentiality of our proprietary information gathering processes;

•	the ability to successfully integrate our company in accordance with our strategy; and

•	the other factors set forth under Item 1A, “Risk Factors”.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward looking statements contained in this report may not in fact occur. We undertake no obligation to publicly update or revise any forward looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 1.	Business

Our Company

The Nielsen Company B.V. (also referred to herein as Nielsen, the Company and “we” or “our”) is a leading global information and media company providing essential integrated marketing and media measurement information, analytics and industry expertise to clients across the world. In addition, our trade shows, online media assets and publications occupy leading positions in a number of their targeted end markets. Through our broad portfolio of products and services, we track sales of consumer products each year, report on television viewing habits in countries representing more than 60% of the world’s population, measure internet audiences and produce trade shows, print publications and online newsletters. For the year ended December 31, 2007, we generated revenue of $4,707 million and Covenant EBITDA (as defined herein) of $1,304 million.

Our Consumer Services segment provides critical consumer behavior information and analysis primarily to businesses in the consumer packaged goods industry. Nielsen is a global leader in retail measurement services and consumer household panel data. Our extensive database of retail and consumer information, combined with advanced analytical capabilities, yields valuable strategic insights and information that influence our clients’ critical business decisions such as enhancing brand management strategies, developing and launching new products, identifying new marketing opportunities and improving marketing return on investment.

Our Media segment provides measurement information for multiple media platforms, including broadcast and cable television, motion pictures, music, print, the internet and mobile telephones. Nielsen is the industry leader in U.S. television audience measurement, and our measurement data is widely accepted as the “currency” in determining the value of programming and advertising opportunities on U.S. television.

Our Business Media segment is a leading market-focused provider of integrated information and sales and marketing solutions. Through a multi-channel approach consisting of trade shows, online media assets and publications, Business Media offers attendees, exhibitors, readers and advertisers the insights and connections that assist them in gaining a competitive edge in their respective markets.

Our business generates a stable and predictable revenue stream and is characterized by long-term client relationships, multi-year contracts and high contract renewal rates related to marketing and media measurement services. Advertising across our segments represented only 4% of our total revenue in 2007. We serve a global client base across multiple end markets including consumer packaged goods, retail, broadcast and cable television, telecommunications, music and online media. The average length of relationship with our top ten clients including The Procter & Gamble Company, NBC/Universal, the Unilever Group, News Corp., Nestlé S.A. and The Coca-Cola Company is over 30 years.

Our revenue is highly diversified by business segment, geography and client. In 2007, 56% of our revenues were generated from our Consumer Services segment, 33% from our Media segment and the remaining 11% from our Business Media segment. We conduct our business activities in more than 100 countries, with 56% of our revenues generated in the U.S., 10% in North and South America excluding the U.S., 25% in Europe, the Middle East and Africa, and the remaining 9% in Asia Pacific. No single client accounted for more than 5% of our total revenue in 2007.

Recent Developments

On December 18, 2006, we announced a corporate strategy and related restructuring to integrate our various service offerings, historically conducted in separate businesses, into a single organization focused on four major areas: sales and client service, product development and product management, global business services combining all of our information technology systems, facilities and operations, and corporate functions including finance, human resources, legal and communications. We currently operate, and therefore report, in three segments, Consumer Services, Media and Business Media.

On February 8, 2007, we completed the sale of a significant portion of its Business Media Europe unit (“BME”) to 3i, a European private equity and venture capital firm for $414 million. A portion of the proceeds from the sale of BME was used to pay down our debt under our senior secured credit facility. On October 30, 2007, we completed the sale of our 50% interest in VNU Exhibitions Europe B.V. to Jaarbeurs (Holding) B.V. for $51 million.

In early 2006, we acquired a majority interest in BuzzMetrics, Inc. (“BuzzMetrics”) and on June 4, 2007, we acquired its remaining outstanding shares for $47 million. On June 22, 2007, we acquired the remaining minority interest in NetRatings, Inc. (“NetRatings”) for $330 million (including $33 million to settle all outstanding share-based awards). On October 15, 2007, the Company announced the formation of Nielsen Online, comprised of the NetRatings and BuzzMetrics services, providing independent measurement and analysis of online audiences, advertising, video, blogs, consumer-generated media, word-of-mouth, commerce and consumer behavior.

On August 9, 2007, Nielsen completed the acquisition of Telephia, Inc. (“Telephia”), a provider of syndicated consumer research in the telecom and mobile media markets, for approximately $449 million (including non-cash consideration of $6 million). On October 15, 2007, we announced the formation of Nielsen Mobile, which combines Telephia with several existing Nielsen initiatives in the mobile market, to understand and interpret the behaviors, attitudes and experiences of mobile consumers.

On October 18, 2007, we announced a relationship with Tata Consultancy Services Limited (“TCS”) for the outsourcing of a portion of our information technology and operations functions worldwide. TCS will assist us in integrating and centralizing multiple systems, technologies and processes on a global scale and will provide us with a broad suite of information technology and business process services, including general and process consulting, product engineering, program management, application development and maintenance, coding, data management, finance and accounting services and human resource services. TCS will also assist us in streamlining and simplifying our IT infrastructure and our applications and operational platforms across its businesses. This relationship was formalized in an agreement, valued at approximately $1 billion over ten years, signed on February 19, 2008.

Our Strengths

Global Leadership Positions. We hold industry-leading positions in marketing information services, media measurement services, trade shows and business publications. We have achieved leading positions within each of our business segments, primarily as a result of our ability to offer clients comprehensive and integrated marketing communications products and services that are essential for our clients to successfully operate their businesses. As demand for market analysis from a single global source continues to grow, Nielsen’s consumer retail measurement, panel-based and analytical product offerings are well positioned to benefit. In Media, we have leading market positions across multiple media platforms and geographies. For example, our measurement information is trusted as the “currency” in determining the value of programming and advertising opportunities on U.S. television. Our Business Media segment is one of the largest global providers of business-to-business information and, through its trade shows, online media assets and publications, provides clients with leading coverage of their industries. We believe our size and leading market positions will continue to contribute to our consistent growth and strong operating margins.

Extensive Portfolio of Successful Products. For over 80 years, Nielsen has provided trusted service to the world’s top consumer packaged goods and merchandising clients. ScanTrack, Nielsen Homescan and BASES provide point-of-sale retail measurement, consumer household purchase panels and new product concept testing, respectively. For over 50 years, Nielsen has been recognized as a trusted source of television audience measurement by virtually all of the leading broadcast and cable networks, television stations, syndicators and advertisers in the U.S. Nielsen Entertainment provides, among other things, box office results and music sales, Nielsen Online provides internet audience measurement and Nielsen Mobile provides syndicated consumer research in the telecom and mobile media markets. In Business Media, we publish some of the most recognizable business-to-business magazine titles across various segments including Billboard and The Hollywood Reporter. We believe that our products along with the quality of service we provide will continue to enable us to attract new business and retain existing business resulting in both revenue and cash flow growth.

Strong Client Relationships. Our long-standing client relationships and multi-year contracts contribute to a stable and predictable revenue stream. We have cultivated strong long-standing client relationships with many of the world’s leading consumer packaged goods, media and entertainment companies. In Consumer Services, our clients include the largest consumer packaged goods and merchandising companies in the world. The average length of our relationships with Consumer Services’ top ten clients in 2007 was over 30 years. In many cases, our sales and service staff are located on-site at our clients’ offices and customize the analysis related to specific client issues and needs. Given our essential products and strong client service, our business in Consumer Services is characterized by multi-year agreements, with more than 50% of each year’s revenues under agreement by the beginning of the fiscal year. Within Media, our client base includes leading media companies to whom we have been providing audience measurement information for over 50 years. Our Media clients typically enter into multi-year contracts and have high renewal rates (over 95% in our U.S. television audience measurement business). The average length of our relationships with Media’s top ten clients in 2007 was over 30 years. We expect our strong client relationships to contribute to our ongoing success and growth.

Diversified Global Business Mix. Our Consumer Services, Media and Business Media segments contributed 56%, 33% and 11% of our revenue in 2007, respectively. Our broad portfolio of product offerings, large client base, multiple end markets and wide geographic presence provide us with a diverse revenue stream, with advertising across our segments representing only 4% of our total revenue in 2007. We believe our global presence will continue to expand as we grow our business in rapidly developing markets and our business mix will continue to broaden as we invest in new products and services.

Highly Resilient Business Model with Consistent Cash Flow Generation. Our clients’ continuous need for information related to key marketing and business development decisions as well as for media measurement has historically provided us with strong constant currency revenue growth and consistent cash flow generation. On a pro forma basis in 2006, and in 2007, we achieved constant currency revenue growth of 5% and 7%, respectively (excluding a $90 million deferred revenue adjustment in 2006). For purposes of calculating revenue growth on a constant currency basis, we have removed the exchange rate impact of 0% and 3% respectively, for revenue growth in 2006 and 2007. Both Consumer Services and Media have multi-year client agreements and high contract renewal rates. In addition, Business Media benefits from advance payments related to bookings for trade shows. We have a disciplined approach to capital expenditures based on new product growth and return on invested capital analysis. We believe that the largely resilient nature of our revenue base along with our disciplined approach to spending will enable us to convert a significant portion of our revenue to cash available for debt service.

Attractive Industry Outlook. We operate in two distinct industries: (i) the global marketing and media research industry (through our Consumer Services and Media segments), and (ii) the business information industry (through our Business Media segment). Consumer packaged goods companies use our Consumer Services segment’s marketing information to monitor brand performance and stay competitive. Growth in our Consumer Services segment is expected to be driven by continued globalization and geographic expansion of consumer packaged goods companies, increased demand for higher value-added information and related services, as well as the need to improve brand performance, develop and launch new products and increase marketing return on investment. Growth of our Media business is related in part to television and other media advertising spending. The 2007 VSS Industry Forecast projects U.S. television advertising growth of 4% compound annual growth rate (“CAGR”) from 2007 to 2011. In addition, according to the 2007 VSS Industry Forecast, film entertainment (box office) and internet advertising are expected to grow at CAGRs of 27% and 21%, respectively, from 2007 through 2011. We also participate in the global business information sector through our Business Media segment by offering trade shows, online media assets and print publications. According to the 2007 VSS Industry Forecast, the size of the U.S. market for business-to-business magazines, e-media and trade shows is estimated to grow at a CAGR of approximately 6% from 2007 through 2011. We believe that continued strength in these industries will enhance our growth potential.

Experienced Management Team. We have a strong and committed management team that has substantial relevant industry knowledge and a proven track record of operational success. We believe that our management team positions us well to successfully implement our growth strategy and productivity initiatives.

Our Strategy

Our goals are to continue to increase the value we deliver to our clients, streamline our operations and grow our business. Our strategy involves a company restructuring to phase out over time our historical business unit structure in the Consumer Services and Media segments and integrate Nielsen with consolidated global business services and functions. We intend to execute our goals through the following business strategies:

Build on our Brand and Core Services. On January 18, 2007, we announced a change of our name to “The Nielsen Company” to emphasize our best-known brand name and our commitment to create an integrated, streamlined global organization. We will continue to maintain our focus on our leading brand to drive growth in each of our businesses. Our Nielsen brand has positioned us well in the market for retail measurement and audience measurement services. We expect to build on our brand by continuing to improve the quality of our products and enhance our services. We will continue to improve the measurement of media audiences through increased granularity of our demographic market data, and of retail information through increased store coverage and worldwide expansion of Nielsen Homescan, our consumer household panel. In addition, we expect to take advantage of our brand recognition to grow our revenues in areas such as value-added services, analytics and new measurement opportunities through BASES, Nielsen Online and Nielsen Mobile, among others. We believe that building on our brand will drive continued demand for our existing and new products, leading to strong revenue growth.

Lead Innovation of Measurement Services. We continue to develop new solutions and technologies to improve the measurement of consumer trends and measure audiences across the latest media platforms. In the global market for consumer packaged goods, we have an arrangement with Yahoo! to determine the impact of online advertising on offline purchasing behavior.

In media and entertainment, Nielsen continues to deploy advanced metering technology (such as People Meters and Active/Passive Meters) and expand its measurement of television viewing habits through initiatives capturing digital video recording, video on demand and television via the internet. We continue to invest in high growth products and services such as integrated television and internet measurement, and the measurement of media consumption on personal electronic devices, such as downloads for cell phones and iPods. For example, our Anytime Anywhere Media Measurement, (“A2/M2”) initiative will deliver integrated ratings for all forms of video viewing, regardless of the delivery medium. In addition, we have entered into a strategic relationship with Google to provide it with demographic data critical to the clients of its television advertising platform.

These initiatives along with our expanded consumer analysis capabilities have created significant revenue opportunities and broadened our service offerings. We will continue to focus on developing innovative solutions to provide our clients with increasingly relevant and precise measurement information.

Expand Globally. We intend to extend our already strong global reach and increase our global leadership. Global reach is increasingly important given our clients’ growth into new markets, and we are well positioned to increase our global presence in each of our operating segments. Our substantial presence in rapidly developing markets such as Brazil, Russia, India and China illustrates our success with this strategy. In 2007, our AGB Nielsen Media Research television audience measurement (“TAM”) joint venture, covering 26 countries, continued its expansion in China, where People Meters have been introduced in 16 provinces, including all major metropolitan areas. Media also has other TAM joint ventures and investments covering an additional 15 countries including in Latin America with IBOPE, and separate ventures in Canada, Finland and India.

Optimize our Portfolio of Product Offerings. We will continue to evaluate our products and services to determine the optimal offering given current and forecasted client demand. We will look to develop businesses that best serve our clients while maintaining a focus on profitability, thereby maximizing our return on invested capital. For example, Nielsen and the Digimarc Corporation are working together to provide a new service, Nielsen Digital Media Manager, that will enable media companies, social networks, peer-to-peer services and user-generated content sites to monitor and manage the distribution of media content across the internet using digital watermarking and fingerprinting. NielsenConnect provides integrated solutions to the issues faced by our media, marketing and other clients by combining assets throughout Nielsen and creating new products and services. For example, Nielsen In-Store measures and evaluates in-store marketing vehicles to assist marketing and retailing professionals in better understanding how to reach and influence consumers in retail environments.

We will also consider select acquisitions of complementary businesses that would enhance our product portfolio. In addition, we will consider opportunistically divesting operations that we believe to be non-core to our operations. As marketing activities continue to shift from mass to targeted audiences, we believe the optimization of our product portfolio will offer more focused solutions to our clients.

Pursue our Integration Strategy and Continue to Reduce Costs. In December 2006, we announced our intention to expand then current cost-saving programs to all areas of our operations worldwide. The Company further announced strategic changes as part of a major corporate Transformation Initiative designed to make the Company a more successful and efficient enterprise. The initiative includes the integration of critical data acquisition, processing, validation, delivery and application-development functions in a streamlined Global Business Services (“GBS”) organization. GBS is harmonizing and simplifying systems and processes formerly managed separately in Nielsen’s business units to improve efficiency, quality and delivery speed, reduce costs and provide a stronger platform for the development of integrated information services. Nielsen’s relationship with TCS provides additional business-process expertise, lower-cost resources and technology capacity to support the achievement of the Company’s transformation goals. The transformation also includes streamlining corporate functions and expanding the outsourcing of certain operational and production processes.

Our Business Segments

Consumer Services

Our Consumer Services segment provides essential market research and analysis primarily to businesses in the consumer packaged goods industry. Our Consumer Services segment provides an array of services including retail measurement services (ScanTrack), household consumer panels (Nielsen Homescan), new product testing (BASES), consumer segmentation and targeting (Spectra), customized research services and marketing optimization services (Analytical Consulting). We believe these products and services give our clients a competitive advantage in making informed decisions in today’s fast-moving and complex marketplace. Our Consumer Services segment operates in more than 100 countries. We believe one of our primary strengths is our global presence, which is increasingly important in today’s environment as our largest clients operate globally and continue to expand and invest in developing markets.

Consumer Services’ client base comprises the world’s leading consumer packaged goods companies including the Colgate-Palmolive Company, Kraft Foods, The Coca-Cola Company, Nestlé S.A., The Procter & Gamble Company and the Unilever Group as well as leading retail chains such as Carrefour, Kroger, Safeway, Tesco and Walgreens. With a broad global client base and long-standing client relationships, Consumer Services’ revenues are stable, predictable and highly diversified. In 2007, the average length of our relationships with Consumer Services’ top ten clients was over 30 years. These long-term relationships are strengthened by our ability to integrate products and services into clients’ workflow and provide a wide range of comparable and consistent data and analyses. This comparability of information over time enhances our clients’ ability to use our information in their decision-making and management processes. In addition, our client service professionals are often located on-site at our clients’ offices, where they assist in analyzing information by providing industry context for better decision-making and in developing strategic and tactical recommendations. Consumer Services’ strength of client relationships is exemplified by average client renewal rates in excess of 90% in the U.S. and Europe from 2004 to 2007. At the beginning of each fiscal year, more than 50% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. For the fiscal year ended December 31, 2007, Consumer Services generated approximately 56% of our revenue.

Our Consumer Services segment provides the following services on a global basis: retail measurement services, consumer panel services, customized research services and various other advisory services including new product launch services and consumer targeting and segmentation. While each of these products and services provides significant value on a stand alone basis, they can be combined to provide clients with more enhanced and in-depth analyses.

Retail Measurement Services (“RMS”)

RMS provides clients with information and analytics across 99 countries on competitive sales volumes, market shares, distribution, pricing, merchandising and promotional activities. By combining this detailed information with our in-house expertise and professional assistance we enable our clients to improve their key marketing decisions. We offer these services through ScanTrack, Market Audit and other products.

RMS collects retail sales information from stores using electronic point-of-sale technology and teams of local field auditors. These stores include grocery, drug and discount retailers who, through various cooperation arrangements, share their sales data with us. The method of collection depends upon the sophistication of the retailers’ systems. RMS downloads to our servers on a regular basis electronic retail sales information collected by stores through checkout scanners. Where electronic retail sales information is unavailable, such as in certain developing markets, we collect retail sales information through in-store inventory and price checks conducted by field auditors. Across all of our markets, field auditors collect data regarding product placement in stores, including the facing and positioning on store shelves as well as other causal information.

RMS quality control systems validate, confirm and correct the collected data. The data are then processed into client-specific databases and reports by product, brand and category. Clients access RMS databases using proprietary Nielsen software that allows them to query the databases, conduct customized analysis and generate customized reports and alerts. Many clients gain access to these and other services through the Nielsen Answers Web portal.

Consumer Panel Services (“CPS”)

CPS provides clients with consumer purchasing information, including demographics, based upon individual household consumption. Clients use this information to more precisely target and better segment their consumers. In addition, we are able to use CPS information to augment our retail measurement information in circumstances where we do not collect retail data from certain retailers. CPS is primarily offered through our Nielsen Homescan and Homepanel products.

Nielsen Homescan collects data from household panelists who use in-home scanners to record purchases from each shopping trip. In the U.S., over 100,000 selected households, constituting a demographically balanced sample of U.S. households, participate in the household panel. Data received from CPS household panels undergoes a quality control process, including UPC verification and validation before it is processed into databases and reports. CPS clients may access these databases and perform analysis using our Panelfact proprietary software. In addition, CPS provides clients with templated alerts, dashboards and reports which can be accessed over the internet or through a desktop application.

Customized Research Services (“CRS”)

CRS is a suite of customized research services as well as consumer and industry studies we offer our clients. CRS clients are able to use these services and studies to derive information and insights into consumer attitudes and purchasing behavior, to evaluate and understand why marketing campaigns succeed or fail, and to address issues such as promotions, pricing, consumer targeting and marketing mix. CRS is offered through products such as Winning Brands, ShopperTrends and Brand3.

CRS collects information through surveys, personal interviews, focus groups, online evaluations, from panels maintained by CRS and third party panel providers. Once information is collected, it is subject to CRS quality control standards and is then processed into databases and reports. CRS provides customized research services and consumer and industry studies to clients through presentations and reports.

New Product Launch Services (BASES)

BASES is a sales forecasting service for our clients’ new products and product restages across a number of industries, particularly in the consumer packaged goods field. Clients use this information to evaluate the sales potential of new products, identify potential clients, forecast sales volume and refine concept design and communication.

BASES maintains panels, including online panels, in several countries and uses third party panel providers to survey consumers. Panelists are exposed to new product ideas and prototypes in order to gauge their interest. BASES quality control systems organize and validate the information it collects. Using this information BASES delivers marketing recommendations and additional diagnostics to help clients refine product, price and marketing plans.

Consumer Targeting and Segmentation (Spectra)

Spectra provides clients in the consumer packaged goods industry with consumer targeting and segmentation analytics, integrating information about households, geographies and retail shopping locations. Clients use Spectra services, including its proprietary consumer segmentation grid (the Spectra Grid), for category management and media and marketing planning. Spectra uses multiple database sources, including those from Consumer Services, Scarborough and third parties, to develop the Spectra Grid. The Spectra Grid is typically accessed through an extranet web portal.

Analytical Consulting Services

Analytic Consulting consists of software tools and analysis to help clients make decisions with respect to marketing, marketing investment and pricing and promotion. Analytic Consulting’s proprietary Decisionsmart software tool enables clients to develop trade planning and promotion schedules and forecasts, interpret outputs of applications and provide recommendations to better drive trade planning and promotions. In addition, Analytic Consulting consultants with industry expertise assist clients with their marketing decisions.

Media

Our Media segment is a leading provider of media and entertainment measurement information. This segment measures audiences for U.S. television (Nielsen Media Research), international television (50% ownership of AGB Nielsen Media Research), the internet (Nielsen Online), motion pictures (Nielsen EDI), tracks sales of music (Nielsen SoundScan), cell phone transactions and usage activity (Nielsen Mobile) and other media, and provides competitive advertising information (Nielsen Monitor-Plus). Using our critical measurement information, media owners, advertising agencies, advertisers and retailers plan and optimize their marketing strategies. During 2007, to conform to a change in our management reporting, we reclassified our Claritas business from Consumer Services to the Media segment. Media is particularly strong in the U.S. television audience measurement market where our Nielsen audience estimates are widely accepted as the “currency” for both buyers and sellers of U.S. television advertising, an industry that had over $62 billion of annual expenditures in 2006 according to the PricewaterhouseCoopers Global Entertainment & Media Outlook. Nielsen Media Research estimates television usage both nationally and across all the 210 local television markets in the U.S. Our leading market position in researching the U.S. television audience has been achieved as a result of continued investment and over 50 years of experience providing clients with reliable audience estimates.

Media has a diversified client base, consisting of over 25,000 individual clients including leading broadcast, cable and Internet companies such as CBS, Comcast, Disney/ABC, NBC/Universal, News Corp., Time Warner and Univision; leading advertising agencies such as IPG, Omnicom and WPP; leading wireless companies such as Verizon and AT&T; leading film studios such as 20th Century Fox, Disney, Paramount and Warner Bros.; and other leading media companies. Media’s business model allows for both high revenue visibility and consistent, predictable growth as a result of multi-year contracts and high contract renewal rates (over 95% in the U.S. television audience measurement service). The average length of Media’s relationships with its top ten clients in 2007 was more than 30 years. Our clients value the high quality service offerings and technology, which we maintain and improve through continuous innovation and protect via over 200 existing and pending patents in the U.S. alone. For the fiscal year ended December 31, 2007, Media generated approximately 33% of our revenue.

Our Media segment is comprised of four principal divisions, Media Research, Online, Entertainment and Mobile. These divisions provide many different services including television audience measurement, internet usage measurement, movie box office measurement and mobile media measurement.

Media Research

Television Audience Measurement. Nielsen and AGB Nielsen Media Research collectively measure the size and demographic composition of television audiences in 42 countries worldwide. Advertisers use this information to plan television advertising campaigns, evaluate the effectiveness of their commercial messages and negotiate advertising rates. Television broadcasters and cable networks use this information as a tool to establish the value of their airtime and more effectively schedule and promote their programming.

Nielsen in the U.S. and Canada and AGB Nielsen Media Research in countries outside the U.S. collect audience data from demographically balanced samples of randomly selected households. In the U.S., Nielsen Media Research provides two principal ratings services: measurement of national television audiences (“National Ratings Services”) and measurement of local television audiences in each of the 210 designated television markets (“Local Ratings Services”). The measurement of national and local television audiences among Hispanic households has been integrated into the National and Local services.

Both Nielsen and AGB Nielsen Media Research use various methods to collect the data from households including electronic meters and written diaries. Our electronic meters include our Set Meters (either Mark2 or Active/Passive) and People Meters. A Set Meter is attached to a device (TV, VCR, PVR, etc.) and electronically captures household-level tuning data by monitoring the channel to which the device is tuned. In 2005, we introduced into our U.S. samples electronic meters based on our next-generation, patented Active/Passive metering technology, which is designed to measure television tuning in a digital environment and has enabled us to reflect time-shifted viewing on digital video recorders in our ratings. A People Meter is an attachment to any Set Meter which adds electronic persons measurement functionality to the Set Meter, enabling Nielsen to not only collect television device tuning data (i.e., what channel is being viewed) but also the demographics of the audience (i.e., who in the household is watching). Our National Ratings Service is based on a sample of approximately 14,000 households using meters for tuning and persons measurement. Approximately 85% of such households are measured using Active/Passive Meters.

Our Local Ratings Service uses People Meters in the top 13 local television markets, a combination of Set Meters and written diaries in the next 43 local television markets, and only written diaries in the remaining 154 local television markets. Local People Meters will be introduced into an additional five television markets in 2008, with an additional 38 markets planned between 2009 and 2012. When Local People Meters are introduced into these additional markets, approximately 70% of households in our Local Ratings Service will be measured by People Meters.

Information is downloaded from the electronic meters to our servers where it is subject to quality control including digital coding program, station, cable system, network and syndicated verification. We then process the information into databases and reports which are then distributed overnight to clients. In addition, our clients can license Nielsen software which enables them to access, manipulate and customize varying levels of information directly from the Nielsen database.

In response to the transformation of the television industry into a multi-platform business, in June of 2006, Nielsen announced the launching of its Anytime Anywhere Media Measurement research and testing program, known as “A2/M2”. This initiative develops and deploys technology to measure new ways consumers are watching television, such as on the internet, outside the home and via cell phones, iPods and other personal mobile devices. Nielsen will continue its focus on providing the most accurate estimates available of in-home television viewing through its Active/Passive Meters, but through the A2/M2 initiative is also pursuing the measurement of online streaming video and internet measurement in Nielsen’s People Meter samples, the addition of out-of-home measurement in Nielsen’s People Meter samples, the introduction of further electronic measurement in local markets, the development of new meters to measure video viewed on portable media devices and the creation of new methods for measuring viewer “engagement” in television programming.

Advertising Information Services (“AIS”). AIS provides commercial occurrence data and tracks the proportion of all advertising in international markets within a product category attributable to a particular brand or advertiser and is similar to our Monitor-Plus service in the U.S.. We measure advertising expenditures, placements and creative content in 22 countries by company, by brand, and by product category across monitored media. Such media include print, outdoor advertising, radio and freestanding inserts as well as television. Clients use this service to manage their media spend by benchmarking their own performance against that of their competitors. We provide advertising information services in the U.S. under our Monitor-Plus brand.

Media Solutions Services. Our Media division also provides a number of other products and services. Claritas provides segmentation services similar to Spectra. It provides recommendations on site selection for new retail stores and information for consumer targeting for direct mail campaigns, in each case primarily outside of the consumer packaged goods industry. Clients use Claritas to determine certain characteristics of their potential and existing clients such as where they live and shop, what they buy and how to best reach them. This information contributes to clients’ strategies regarding direct mailing activities at household and individual levels, as well as mass-marketing activities.

SRDS collects information on media advertising rates, publishing dates and contact data on media outlets in the U.S. Interactive Market Systems (“IMS”) provides media planning and analysis software to analyze both industry and proprietary research data. The software is used by advertising agencies, advertisers, publishers, broadcasters, other media owners and researchers. IMS software can be used for television, press, radio, outdoor and internet planning.

Scarborough Research. Scarborough Research, a joint venture between Nielsen and Arbitron, Inc., measures the lifestyle and shopping patterns, media behaviors, and demographics of consumers in the U.S. A total of 81 local markets are measured at regular intervals through telephone surveys, product booklets and diaries.

Online

In October of 2007, Nielsen announced the formation of Nielsen Online, comprised of its NetRatings and BuzzMetrics services. Nielsen Online is a global provider of internet media and market research. Its clients use this data to make informed business decisions regarding their internet marketing strategies including buying and selling online advertising, tracking consumer behavior and competitive benchmarking. Its services include: internet audience and demographic measurement (NetView, SiteCensus, Market Intelligence and @Plan); internet advertising intelligence (AdRelevance); and internet market research (MegaView Search, Retail and Travel, Homescan Online and Custom Analytics and Surveys). Our SiteCensus product employs a technology at the client’s server side to deliver a census-based count of internet traffic by site. Clients access this information in real time and the aggregated SiteCensus data forms our Market Intelligence service.

Nielsen Online collects information through representative panels that track panelists’ at-home and at-work computer and internet activity. Panelists are recruited through a variety of methods, including random digit dialing and online surveys, as well as through partnerships with local market research providers. We have approximately 430,000 individuals under measurement in countries including the U.S., the United Kingdom, France and Germany. We use the data to produce syndicated and custom reports that are delivered to clients via online delivery tools on a weekly or monthly basis.

Nielsen Online also tracks, measures and analyzes consumer-generated media (“CGM”) on the internet, including opinions, advice, consumer-to-consumer discussions, reviews, shared personal experiences, photos, images, videos and podcasts, to provide market intelligence to its clients. Internet sources include online forums, boards, blogs and Usenet newsgroups. CGM plays an influential role in driving consumer perceptions, awareness and purchase behavior. We deliver studies and services to clients to help them understand the impact of CGM and how to integrate CGM into brand building, product development, customer service and corporate communications strategies.

Mobile

Nielsen Mobile provides syndicated consumer research and independent measurement for telecom and media companies in the convergence marketplace. Clients rely upon our data to make consumer marketing, competitive strategy and resource allocation decisions. We measure media and data content and analyze consumer behavior, attitudes and experiences on mobile devices worldwide. Among other things, Nielsen Mobile measures point-of-sale revenue performance (e.g., purchases of mobile games, music and ring tones) and share of mobile internet, TV and video audiences. By integrating our mobile media data with Nielsen’s other audience measurement services, we track and measure consumer behavior across multiple media platforms. We also benchmark the end-to-end consumer experience to pinpoint problem areas in the service delivery chain, track key performance metrics for mobile devices and identify key market opportunities (e.g., by tracking demand for device features and services).

Entertainment

Nielsen Entertainment provides measurement information to the entertainment industry through various products and services including the following:

Nielsen EDI captures box-office results from more than 50,000 movie screens across 18 countries, including, among others, the U.S., Canada and Mexico. Clients use this information in deciding where and for how long a movie will play, as well as the allocation of advertising and promotional dollars. Through Nielsen Soundscan, Bookscan and Videoscan, Nielsen tracks and reports in-store and online retail sales of audio products, books and video entertainment products. Clients use these services to monitor their market share. Nielsen National Research Group (“NRG”) tests movie promotional materials, predicts the gross box office receipts of upcoming and recently released movies and compiles film awareness studies in the U.S. Clients use NRG’s research to develop, or make changes to, their marketing plans. NRG’s clients include major film studios in the U.S. We also offer similar services in Europe, Australia and Japan.

Business Media

Our Business Media segment is one of the largest providers of integrated business-to-business information in the world. This segment has approximately 65 trade shows, 40 print publications and 200 digital products (including websites, online newsletters, virtual tradeshows and webinars), targeted to specific industry groups. Through 2006, our Business Media segment was comprised of two divisions: Nielsen Business Media U.S. and Nielsen Business Media Europe (“BME”), each with its own trade shows, online media assets and publications. On February 8, 2007, Nielsen completed the sale of BME to 3i, a European private equity and venture capital firm. The Company’s financial statements reflect BME’s business as a discontinued operation.

Our Business Media segment is anchored by the U.S. trade show business, which is characterized by high margins, diversified end markets and strong free cash flow. The trade show business operates leading trade shows across a wide range of industries, such as jewelry, general merchandise and kitchen & bath design. In addition, our publications, such as Billboard and The Hollywood Reporter, benefit from leading brand name recognition and established audiences. Clients include professionals and advertisers from a variety of industries including marketing, media, advertising, entertainment, informational technology, career management and finance. For the fiscal year ended December 31, 2007, Business Media generated approximately 11% of our revenue.

Trade Shows. Each year, we produce approximately 65 trade shows in the U.S., for attendees principally comprised of retailers, distributors and business professionals. Industry leaders use these events to sell existing products and to promote the launch of new products in order to reach decision-makers in their respective industries. In 2006, our U.S. trade shows led in both number of shows produced and in net square footage according to the 2007 annual Tradeshow Week rankings of the top 200 U.S. trade shows. Our portfolio is diversified across a large number of end markets. Leading events include the Hospitality Design Conference and Expo, the Kitchen/Bath Industry Show and Conference, Associated Surplus Dealers/Associated Merchandise Dealers shows, the Interbike International Bike Show and Expo and the JA International Jewelry Summer and Winter Shows.

Online Media & Publications. In the U.S., we publish trade publications and maintain related online sites across various segments including marketing and media, retail trade, construction, real estate, travel, entertainment, health, jewelry and gifts, among others. These publications are distributed to approximately 1.2 million readers. Titles include Billboard, The Hollywood Reporter, Adweek, Brandweek, Film Journal International, Commercial Property News and National Jeweler. Billboard covers leading music artists and the marketing plans for their upcoming releases, including music videos. The Hollywood Reporter is a leading film and entertainment magazine which keeps industry professionals abreast of films that are in production and development. Brandweek and Adweek are leading sources for the latest brand management strategies and tools. The websites related to these titles provide further information on their respective industry groups and developments. Our online media offerings and publications attract brand managers who we then help to build an integrated, business-to-business marketing campaign that reaches retailers through many of the same online and print media.

Trade Show Joint Ventures Outside U.S. In October of 2007, Nielsen completed the sale of its 50% interest in VNU Exhibitions Europe B.V. to Jaarbeurs (Holding) B.V. VNU Exhibitions Europe B.V. operates trade shows in the Benelux countries, Russia and Asia.

Sales and Marketing

Our Consumer Services and Media services are typically comprised of information, the software tools to access that information and a client service team to help interpret the information and ensure that the client derives maximum value from our services. In Consumer Services, the client service team is often located at the client site, and can also be available on an “as needed” basis, either in person or by phone. Client service is responsible for both managing the client relationship and developing new sales opportunities with the client. The majority of services are usually provided on an ongoing or continuous basis, and therefore typically agreed to for multiple years.

Large clients typically subscribe to a market measurement service from Nielsen or one of its competitors, so an important role of client service is to focus on client retention and to win business held by competitors. Another key client service responsibility is to sell additional products and services beyond the core measurement services. These additional services include targeting and segmentation (Nielsen Homescan, Spectra), new product testing (BASES) and other advisory services.

Our large clients often need to monitor their business on a regional or global basis. To meet this need, Nielsen will sometimes assign a senior client service professional to be the regional or global account manager. This person may be based at the client’s headquarters building, where he or she can develop relationships with the client’s senior executives, further enhancing our client relationship. At the same time, many smaller target companies do not subscribe to a continuous measurement service so we also employ a specialist client service team to target this market opportunity with offerings tailored to fit the needs of smaller companies.

Marketing activities are focused on strategic marketing, product management, new product development and ensuring that our client service team is well-equipped with information and support materials on Nielsen’s product and service offerings. Marketing strategy is set globally, while marketing activities are managed on a regional basis. Nielsen’s investment in client service means that we have personal contact with our clients on a daily basis. Therefore, marketing communications efforts are focused on supporting client service with brochures, fact sheets, client advisory boards, websites and, in larger markets, annual conferences and newsletters. Spending on advertising and public relations is not considered key to our business success and is therefore limited.

Competition

Consumer Services

Nielsen has numerous competitors in its various lines of business throughout the world. Competition includes companies specializing in marketing research, the in-house research departments of manufacturers and advertising agencies, retailers that sell information directly or through brokers, information management and software companies, and consulting and accounting firms. In retail measurement services, Nielsen’s principal competitor in the U.S. is Information Resources, Inc. Information Resources, Inc. is also active in Europe and, through partial ownership of MEMRB, in Eastern Europe and other geographies. Our consumer panel services, custom research services, and other data and advisory services business have direct and/or indirect competitors, including Taylor Nelson Sofres plc and GfK AG, in many markets in which they operate. Principal competitive factors include innovation, quality, timeliness, reliability and comprehensiveness of data and analytical services, flexibility in tailoring services to client needs, price, and geographic and market coverage.

Media

Nielsen has maintained a strong leadership position in the television ratings measurement industry in the U.S. Taylor Nelson Sofres plc and Rentrack both provide analytical, quantitative audience information obtained from set-top box and other cable distributor-generated data. Nielsen’s ratings have been criticized on occasion by various participants in the television industry. This criticism, in part, may increase the likelihood of additional competition in the media research business. Outside of the U.S. AGB Nielsen Media Research faces competition from various competitors in several of the jurisdictions in which it operates. Nielsen Online faces competition in the United States and abroad for each of its products and services. Direct competitors include companies that provide panel-based internet measurement services, such as comScore Networks, providers of site-centric Web analytics solutions, including Omniture, Coremetrics and WebTrends, and companies that measure consumer generated media on the internet, such as Cymfony, BuzzLogic and Umbria. Nielsen Online also faces increased competition from individual websites that utilize their own method of measuring their audience and from other companies that develop new or alternative audience measurement technologies.

Our other Media businesses also face direct and indirect competition in most markets in which they operate. Principal competitive factors include innovation, quality, timeliness, reliability and comprehensiveness of data and analytical services, flexibility in tailoring services to client needs, price, and geographic and market coverage.

Business Media

The Business Media group faces competition in each of its principal product markets. Typically, there are several competitors that target the same industry sector. Furthermore, trade publications are subject to competition for advertising revenues from other media including the internet and trade shows. In the U.S., our trade publications face competition from Reed Elsevier. The competition for trade shows is highly fragmented, both by product offering and geography. Because of the availability of alternative venues and dates and the ability to define events for particular industry segments, the range of competition for exhibitor spending, sponsorships and attendees is extensive. Trade associations, with strong industry ties, also provide significant competition. The principal competitive factors in Business Media include the quality of information, quality and breadth of services, as well as level of client support, level of technical expertise and price.

Regulation

Data Protection

Our operations are subject to and affected by data protection laws in many countries. The number of countries in key business jurisdictions with data protection laws has been increasing. Compliance with these laws can impose administrative and operational burdens and other costs, and these are more significant where the data is considered to be sensitive. The consequences of a compliance failure can include civil and criminal sanctions, negative publicity, data being blocked from use, and liability under contractual warranties of compliance.

Data protection laws constrain whether and how personal data may be collected, how it may be used, how it must be stored, and whether and to whom and where it may be transferred. While the laws on personal data vary from country to country, certain basic principles are common to most data protection laws, regardless of region or subject matter. For example, the data subject should receive notice of certain details of what information is being collected, and of its planned use, storage and transfer. Data protection laws usually contemplate some degree of choice on the part of the data subject over the collection and use of personal data. Future uses of personal data generally must conform to the disclosures in the notice that was the basis for consent. Personal data should be maintained in accurate form, and the data subject should have some level of access to the information to ensure accuracy. Finally, these laws generally require sufficient security around the personal data.

In many countries, “personal data” means information relating to an identifiable individual. Data protection laws do not apply to anonymous data, and usually do not apply to information about corporations. Personal data may be characterized as “sensitive” when it reveals information about a person’s health, religion and/or philosophy, politics, race and/or ethnicity, sexual preferences and/or practices, union membership, criminal records, finances, or location. All personal data may be subject to the data protection laws, but “sensitive” personal data typically is more highly regulated than non-sensitive data. Generally this means that for sensitive data the data subject’s consent should be more explicit and more fully informed, and that security measures should be more rigorous.

Our products and services incorporate both non-sensitive and sensitive personal data. Sensitive personal data may be revealed by certain demographic data that is collected and by several of the consumption preferences that are tracked. These preferences include those concerning such items as books, magazines, music, videos, healthcare products and services, religious products and services such as kosher or vegetarian items, internet activity, and cable/satellite television.

The greater constraints that apply to the collection and use of highly regulated data can have several consequences for us. For example, for panel management the more rigorous consent measures may significantly depress cooperation from panel recruits and increase the administrative and operational burden and costs of panel recruitment and management. That and the more rigorous security measures required can significantly increase costs as compared to those for non-sensitive data. Also affected are products that incorporate data from or enhance the databases of third parties, especially such highly regulated entities as financial, telecommunications, and healthcare institutions. Regulation of data from these sources can either eliminate their availability or increase the cost of using them due to the larger administrative and operational burden and expense associated with the required compliance measures. There also is a greater enforcement focus on highly regulated personal data as compared to non-sensitive data. In the event of a compliance failure there is a relatively higher risk of sanctions, civil and criminal liability, and negative publicity.

In certain cases, regulation of third-party sources of data may offer us a competitive advantage where we are not covered by the regulation. For example, the value of our data on subjects such as video and cable or satellite viewing in the U.S. may be higher due to the fact that U.S. law prohibits the suppliers of those services from disclosing such personal data.

Certain means of data collection are more highly regulated than others. There is a greater regulatory focus on data collection methods that may not always be obvious to the data subject or that otherwise present a higher risk of abuse. Examples include: collecting data online, especially by means of cookies or similar technologies, or directly from children; collecting information by means of radio frequency identification tags; and tracking location, for example by using global positioning satellites or RFID tags. The increased compliance costs associated with these means of data collection may reduce their cost-effectiveness or other advantages. Our product development plans contemplate certain of these data collection methods.

Transfer of data outside the country where it is collected is constrained by many data protection laws, and most significantly by the European Union. This has an impact on how data can be most efficiently managed. For example, these constraints have a bearing on centralized database management, because multinational access to a central database may constitute a transfer of data to the point of access. Cross-border transfers are not flatly prohibited, but the compliance measures that must be implemented before such transfers are permitted impose significant operational burdens and costs. Most of the available compliance measures also increase our exposure to liability in the event of a compliance failure.

Employees

On December 31, 2007, we had approximately 34,700 full-time equivalent employees worldwide. A number of our employees outside of the U.S. are members of workers councils or other similar organizations. We believe that our success depends partly on our continuing ability to retain and attract highly qualified technical, sales and management personnel. Although qualified personnel are in high demand and competition exists for their services, we believe that we have been able to retain and attract highly qualified personnel. We believe our relationships with our employees are good.

Intellectual Property

We own registered marks for “Nielsen,” “ACNielsen” and several other Nielsen brands and own or have applied for trademark registrations in the U.S. and in numerous jurisdictions outside the U.S. for many of our services and software products. We also have numerous trade secrets relating to data processing that are of material importance to our business. We have a number of registrations of our copyrights and a number of patents and patent applications pending including patents relating to audience measurement systems, broadcast encoding, internet content monitoring systems, and automated data collection.

To protect our proprietary services and software, we rely on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, service mark and trade secret laws. We also have established policies requiring our personnel and representatives to maintain the confidentiality of our proprietary property. We will continue to apply for software and business method patents on a case-by-case basis and will continue to monitor ongoing developments in the evolving software and business method patent field.

Technology and Operations

Our businesses are supported by an infrastructure that features advanced data processing technologies and services. We use leading technologies to support our proprietary data collection and warehousing systems. Examples include, in-home point-of-sale scanning solutions, internet-enabled retailer point-of-sale uploads, mobile handheld devices for our retail store auditing teams, proprietary in-home television monitoring capabilities (Set Meter, People Meter, Active/Passive Meter) and internet-based survey delivery and data capture. Scalable, networked, midrange and mainframe processors manage, manipulate and store this information in highly structured databases. Our delivery and data analysis software platforms enable access to our information products, as well as the ability to download information to the client’s desktop for use in common spreadsheet and presentation software. We provide these capabilities to our clients and other businesses via consistent, secure and convenient access through internet-based or dedicated telecommunication links. These technologies and services are supported by data center networks including Nielsen’s Global Technology and Information Center (“GTIC”) in Oldsmar, Florida. The GTIC campus includes our data center and network operations facility. This facility is designed for high-availability, high-performance delivery of information products to our clients and other businesses on a 365 day per year, 24 hour per day, continuous schedule. The GTIC is also designed for high-capacity database operations and is equipped with full internet backbone networking capability for connectivity to our clients and our other business locations.

Financial Information about Segments and Geographic Areas

Further information regarding our operating segments and our geographic areas is set forth in Note 17, “Segments” to our consolidated financial statements.

Item 1A.	Risk Factors

The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our financial health.

We have now and will continue to have a significant amount of indebtedness. On December 31, 2007, we had total indebtedness of $8,250 million. Furthermore, the interest payments on our indebtedness could reduce the availability of our cash flow.

Our substantial indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	restrict us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limit our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;

•	limit our ability to adjust to changing market conditions; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

In addition, the indentures governing our outstanding notes and our credit facilities contain financial and other restrictive covenants that will limit the ability of our operating subsidiaries to engage in activities that may be in our best interests long-term. The failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Our restructuring and integration of our business may not benefit the combined business and may lead to higher operating costs. In addition, we may not realize the anticipated cost savings related to this Transformation Initiative pursuant to the anticipated timetable or at all. We also cannot assure you that we will not exceed one time restructuring costs associated with implementing the anticipated cost savings.

On December 18, 2006, we announced a corporate strategy and related restructuring to phase out over time our Consumer Services and Media group structures and integrate Nielsen with consolidated global business services and functions. The restructuring calls for the combination of product innovation, research and development and marketing into a single organization to identify new product opportunities and accelerate their development and commercialization. We will also transition to a unified global client service organization to simplify client interactions and more easily access internal expertise to offer integrated solutions. In addition, we intend to centralize operational and information technology functions into our global business services organization. In addition, Nielsen recently announced a relationship with Tata Consultancy Services for the outsourcing of a portion of Nielsen’s information technology and operations functions worldwide and to help Nielsen integrate and centralize multiple systems, technologies and processes on a global scale.

The restructuring and integration of our business may not be successful or benefit the combined business through cost savings or revenue enhancements and may lead to higher operating costs. Successful restructuring and integration of our business will depend upon our management’s ability to manage the integrated operations effectively and to benefit from cost savings and operating efficiencies through, for example, the reduction of overhead and costs. Furthermore, if the reorganization and integration effort is not successful, our ability to operate as we have operated before may be negatively affected.

Other risks that may result from the restructuring and integration include:

•	the difficulty of integrating the operations and personnel of our Consumer Services and Media group structures;

•	the potential disruption of both groups’ business;

•	the diversion of management’s attention and other resources;

•	the process of integrating may be more complex and require a longer than anticipated time frame to achieve a successful integration; and

•	the possible inability of the groups to maintain uniform standards, controls, procedures and policies.

In addition, we estimate that this initiative will require us to incur approximately an additional $50 million in restructuring costs. Our ability to successfully realize cost savings and the timing of any realization may be affected by a variety of factors including, without limitation, our ability to reduce our purchasing expenditures, consolidate our information technology infrastructure, extend our outsourcing programs and reduce other general and administrative expenses and our ongoing relationship with Tata Consultancy Services. The restructuring costs associated with implementing our Transformation Initiative may exceed the anticipated implementation costs. We may not achieve the anticipated cost savings and we may not achieve the cost savings and integration within the time we currently expect.

We may be unable to adapt to significant technological change which could adversely affect our business.

We operate in businesses that require sophisticated data collection and processing systems and software and other technology. Some of the technologies supporting the industries we serve are changing rapidly. If we are unable to successfully adapt to changing technologies, either through the development and marketing of new products and services or through enhancements to our existing products and services to meet client demand, our business, financial position and results of operations would be adversely affected. There can be no guarantee that we will be able to develop new techniques for data collection, processing and delivery or that we will be able to do so as quickly or as cost-effectively as our competition.

Moreover, the introduction of new products and services embodying new technologies and the emergence of new industry standards could render existing products and services obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our existing products and services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our products and services. New products and services, or enhancements to existing products and services, may not adequately meet the requirements of current and prospective clients or achieve any degree of significant market acceptance.

The increased use of radio frequency identification (“RFID”) technology may make it more difficult for our household panelists to transmit purchase data to us and may increase our costs of processing retail data, as our data processing systems are not configured to process RFID codes or handle the volume of data RFID codes would generate.

Traditional methods of television viewing are changing as a result of fragmentation of channels and digital and other new television technologies, such as video-on-demand, digital video recorders and internet viewing. This may have an adverse effect on the rates that our clients are willing to pay for network television commercials and consequently on the amounts they are willing to pay for our services. If we are unable to successfully adapt our media measurement systems to new viewing habits, our business, financial position and results of operations could be adversely affected.

There is a general industry trend toward online adoption of traditional print media in the business-to-business information field. Many of the publications produced by our Business Media segment are print publications. If we are unable to successfully adapt our Business Information products to an online media format, our business, financial position and results of operations could be adversely affected.

Consolidation in the consumer packaged goods, media, entertainment and technology industries could put pressure on the pricing of our information products and services, thereby leading to decreased earnings.

Consolidation in the consumer packaged goods, media, entertainment and technology industries could reduce aggregate demand for our products and services in the future and could limit the amounts we earn for our products and services. When companies merge, the products and services they previously purchased separately are often purchased by the combined entity in the aggregate in a lesser quantity than before, leading to volume compression and loss of revenue. While we attempt to mitigate the revenue impact of any consolidation by expanding our range of products and services, there can be no assurance as to the degree to which we will be able to do so as industry consolidation continues, which could adversely affect our business, financial position and operating results.

Client procurement strategies could put additional pressure on the pricing of our information products and services, thereby leading to decreased earnings.

Certain of our clients may continue to seek further price concessions from us. This puts pressure on the pricing of our information products and services, which could limit the amounts we earn. While we attempt to mitigate the revenue impact of any pricing pressure through effective negotiations and by providing services to individual businesses within particular groups, there can be no assurance as to the degree to which we will be able to do so, which could adversely affect our business, financial position and operating results.

An economic downturn generally, and in the consumer packaged goods, media, entertainment or technology industries in particular, could adversely impact our revenue.

We expect that revenues generated from our marketing information and television audience measurement services and related software and consulting services will continue to represent a substantial portion of our overall revenue for the foreseeable future. To the extent the businesses we service, especially our clients in the consumer packaged goods, media, entertainment and technology industries, are subject to the financial pressures of, for example, increased costs or reduced demand for their products, the demand for our services, or the prices our clients are willing to pay for those services, may decline.

Clients of our Media segment derive a significant amount of their revenue from the sale or purchase of advertising. During challenging economic times, advertisers may reduce advertising expenditures and advertising agencies and other media may be less likely to purchase our media information services.

Our Business Media segment derives a significant amount of its revenues from the sale of business-to-business publications and reductions by our clients in the number of their subscriptions to our publications may adversely affect the revenue of our trade publications.

The success of our business depends on our ability to recruit sample participants to participate in our research samples.

Our business uses scanners and diaries to gather consumer data from sample households as well as Set Meters, People Meters, Active/Passive Meters and diaries to gather television audience measurement data from sample households. It is increasingly difficult and costly to obtain consent from households to participate in the surveys. In addition, it is increasingly difficult and costly to ensure that the selected sample of households mirrors the behaviors and characteristics of the entire population and covers all of the demographic segments our clients’ request. Additionally, as consumers adopt modes of telecommunication other than traditional telephone service, such as mobile, cable and internet calling, it may become more difficult for our businesses to reach and recruit participants for consumer purchasing and audience measurement services. If we are unsuccessful in our efforts to recruit appropriate participants and maintain adequate participation levels, our clients may lose confidence in our ratings services and we could lose the support of the relevant industry groups. If this were to happen, our consumer purchasing and audience measurement businesses may be materially and adversely affected.

Data protection laws may restrict our activities and increase our costs.

Data protection laws affect our collection, use, storage and transfer of personally identifiable information both abroad and in the U.S. Compliance with these laws may require investment or may dictate that we not offer certain types of products and services. Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, data being blocked from use and liability under contractual warranties. In addition, there is an increasing public concern regarding data protection issues, and the number of jurisdictions with data protection laws has been slowly increasing. There is also the possibility that the scope of existing privacy laws may be expanded. For example, several countries including the U.S. have regulations that restrict telemarketing to individuals who request to be included on a do-not-call list. Typically, these regulations target sales activity and do not apply to survey research. If the laws were extended to include survey research, our ability to recruit research participants could be adversely affected. There can be no assurance that these initiatives or future initiatives would not adversely affect our ability to generate or assemble data or to develop or market current or future products or services.

Our success will depend on our ability to protect our intellectual property rights.

The success of our business will depend, in part, on:

•	obtaining patent protection for our technology, products and services;

•	defending our patents, copyrights, trademarks, service marks and other intellectual property;

•	preserving our trade secrets and maintaining the security of our know-how and data; and

•	operating without infringing upon patents and proprietary rights held by third parties.

We rely on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, service mark and trade secret laws to protect the proprietary aspects of our brands, technology, data and estimates. These legal measures afford only limited protection, and competitors may gain access to our intellectual property and proprietary information. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Our trade secrets, data and know how could be subject to unauthorized use, misappropriation, or disclosure, despite having required our employees, consultants, clients, and collaborators to enter into confidentiality agreements. Our trademarks could be challenged, forcing us to rebrand our products or services, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights.

There can be no assurance that the intellectual property laws and other statutory and contractual arrangements we currently depend upon will provide sufficient protection in the future to prevent the infringement, use or misappropriation of our trademarks, patents, data, technology and other products and services. In addition, the growing need for global data, along with increased competition and technological advances, puts increasing pressure on us to share our intellectual property for client applications. Any future litigation, regardless of outcome, could result in substantial expense and diversion of resources with no assurance of success and could adversely affect our business, results of operation and financial condition.

If third parties claim that we infringe upon their intellectual property rights, our operating profits could be adversely affected.

We face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could:

•	be expensive and time consuming to defend;

•	cause us to cease providing our products and services that incorporate the challenged intellectual property;

•	require us to redesign or rebrand our products or services; if feasible;

•	divert management’s attention and resources; or

•	require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products or services, any of which could have a negative impact on our operating profits and harm our future prospects and financial condition.

We generate revenues throughout the world which are subject to exchange rate fluctuations and our revenue and net income may suffer due to currency translations.

Our U.S. operations earn revenue and incur expenses primarily in dollars, while our European operations earn revenue and incur expenses primarily in Euros. Outside the U.S. and the European Union, we generate revenue and expenses predominantly in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. Dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. This risk could have a material adverse effect on our business, results of operations and financial condition.

Our international operations are exposed to risks which could impede growth in the future.

We continue to explore opportunities in major international markets around the world. Our recent progress in rapidly developing markets such as China, Russia, India and Brazil illustrates our success with this strategy. We believe there is demand internationally for quality consumer packaged goods retail information from global retailers and audience information from global advertisers. However, international business is exposed to various additional risks, which could adversely affect our business, including:

•	costs of customizing services for clients outside of the U.S.;

•	reduced protection for intellectual property rights in some countries;

•	the burdens of complying with a wide variety of foreign laws;

•	difficulties in managing international operations;

•	longer sales and payment cycles;

•	exposure to foreign currency exchange rate fluctuation;

•	exposure to local economic conditions; and

•	exposure to local political conditions, including the risks of an outbreak of war, the escalation of hostilities, acts of terrorism and seizure of assets by a foreign government.

In countries where there has not been a historical practice of using consumer packaged goods retail information or audience measurement information in the buying and selling of advertising time, it may be difficult for us to maintain subscribers.

Criticism of our audience measurement service by various industry groups and market segments could adversely affect our business.

Due to the high-profile nature of our services in the media, internet and entertainment information industries, we could become the target of criticism by various industry groups and market segments. We strive to be fair, transparent and impartial in the production of audience measurement services and the quality of our U.S. ratings services are voluntarily reviewed and accredited by the Media Rating Council, a voluntary trade organization, whose members include many of our key client constituencies. However, criticism of our business by special interests, and by clients with competing and often conflicting demands on the measurement service, could result in government regulation. While we believe that government regulation is unnecessary, no assurance can be given that legislation will not be enacted in the future that would subject our business to regulation, which could adversely affect our business.

A relatively small number of clients contribute a significant percentage of our total revenues.

A relatively small number of clients contribute a significant percentage of our total revenues. In 2007, our top ten clients accounted for approximately 22% of our total revenues. We cannot assure you that any of our clients will continue to use our services to the same extent, or at all, in the future. A loss of one or more of our largest clients, if not replaced by a new client or an increase in business from existing clients, would adversely affect our prospects, business, financial condition and results of operations.

We rely on third parties to provide certain data and services in connection with the provision of our current services.

We rely on third parties to provide certain data and services for use in connection with the provision of our current services. For example, our Consumer Services segment enters into agreements with third parties (primarily retailers of fast-moving consumer goods) to obtain the raw data on retail product sales it processes and edits and from which it creates products and services. These suppliers of data may increase restrictions on our use of such data, fail to adhere to our quality control standards, increase the price they charge us for this data or refuse altogether to license the data to us. In addition, we may need to enter into agreements with third parties to assist with the marketing, technical and financial aspects of expanding our services for other types of media. In the event we are unable to use such third party data and services or if we are unable to enter into agreements with third parties, when necessary, our business and/or our potential growth could be adversely affected. In the event that such data and services are unavailable for our use or the cost of acquiring such data and services increases, our business could be adversely affected.

We rely on a third party for the performance of a portion of our worldwide information technology and operations functions, various services and assistance in certain integration projects. A failure to provide these functions, services or assistance in a satisfactory manner could have an adverse affect on our business.

Pursuant to the terms of a ten year agreement, signed on February 19, 2008, we are dependant upon TCS for the performance of a portion of our information technology and operations functions worldwide, the provision of a broad suite of information technology and business process services, including general and process consulting, product engineering, program management, application development and maintenance, coding, data management, finance and accounting services and human resource services, as well as assistance in integrating and centralizing multiple systems, technologies and processes on a global scale. The success of our business depends in part on maintaining our relationships with TCS, and their continuing ability to perform these functions and services in a timely and satisfactory manner. If we experience a loss or disruption in the provision of any of these functions or services or they are not performed in a satisfactory manner, we may have difficulty in finding alternate providers on terms favorable to us, or at all, and our business could be adversely affected.

Long term disruptions in the mail, telecommunication infrastructure and/or air service could adversely affect our business.

Our business is dependent on the use of the mail, telecommunication infrastructure and air service. Long term disruptions in one or more of these services, which could be caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, and/or acts of terrorism could adversely affect our business, financial position and operating results.

Hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements may harm our business.

Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While many of our businesses have appropriate disaster recovery plans in place, we currently do not have full backup facilities everywhere in the world to provide redundant network capacity in the event of a system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver our products and services to our clients. Additionally, significant delays in the planned delivery of system enhancements and improvements, or inadequate performance of the systems once they are completed, could damage our reputation and harm our business. Finally, long-term disruptions in infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, and acts of terrorism (particularly involving cities in which we have offices) could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

Our services involve the storage and transmission of proprietary information. If our security measures are breached and unauthorized access is obtained, our services may be perceived as not being secure and panelists and survey respondents may hold us liable for disclosure of personal data, and clients and venture partners may hold us liable or reduce their use of our services.

We store and transmit large volumes of proprietary information and data that contains personally identifiable information about individuals. Security breaches could expose us to a risk of loss of this information, litigation and possible liability and our reputation could be damaged. For example, hackers or individuals who attempt to breach our network security could, if successful, misappropriate proprietary information or cause interruptions in our services. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and resources to protect against or to alleviate problems. We may not be able to remedy any problems caused by hackers or saboteurs in a timely manner, or at all. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, therefore we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose current and potential clients.

If we are unable to attract, retain and motivate employees, we may not be able to compete effectively and will not be able to expand our business.

Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people, with the increasingly diverse skills needed to serve clients and expand our business, in many locations around the world. Competition for highly qualified, specialized technical and managerial, and particularly consulting personnel, is intense. Recruiting, training and retention costs and benefits place significant demands on our resources. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us, including our ability to obtain and successfully complete important client engagements and thus maintain or increase our revenues.

Our internal controls over financial reporting may not be effective and we and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

Section 404 of the Sarbanes Oxley Act of 2002 and rules and regulations of the SEC thereunder require that companies who are required to file reports under section 13(a) or 15(d) of the Securities Exchange Act 1934 evaluate their internal controls over financial reporting in order to allow management to report on, and their independent auditors to attest to, their internal controls over financial reporting. We are not currently required to comply with Section 404 but we will become subject to Section 404 as of December 31, 2008, and we may identify conditions that may be categorized as significant deficiencies or material weaknesses in our internal controls over financial reporting. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs to improve our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations.

Changes in tax laws or their application or the loss of Dutch tax residence may adversely affect our reported results.

We operate in more than 100 countries worldwide and our earnings are subject to taxation in many differing jurisdictions and at differing rates. We seek to organize our affairs in a tax efficient manner, taking account of the jurisdictions in which we operate. We are treated as a Netherlands tax resident for Dutch tax purposes. Tax laws that apply to our business may be amended by the relevant authorities, for example as a result of changes in fiscal circumstances or priorities. In addition, we may lose our status as a Dutch tax resident. Such amendments or their application to our business or loss of tax residence, may significantly adversely affect our reported results.

We are controlled by a group of private equity firms, whose interests may not be aligned with ours or yours.

AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co. and Thomas H. Lee Partners (collectively the “Sponsors”) have the power to control our affairs and policies. The Sponsors also control the election of the supervisory board, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. Ten of our thirteen supervisory board members are affiliated with the Sponsors. The members elected by the Sponsors have the authority, subject to the terms of our debt, to issue additional shares, implement share repurchase programs, declare dividends, pay advisory fees and make other decisions, and they may have an interest in our doing so. The interests of the Sponsors could conflict with your interests in material respects. Furthermore, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major clients of our businesses. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the Sponsors continue to own a significant amount of our outstanding ordinary shares, they will continue to be able to strongly influence or effectively control our decisions.

We are subject to significant competition.

We are faced with a number of competitors in the markets in which we operate. Our competitors in each market may have substantially greater financial marketing and other resources than we do and there can be no assurance that they will not in the future engage in aggressive pricing action to compete with us. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we cannot assure you that we will be able to do so or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations and cash flow.

The presence of our Global Technology and Information Center in Florida heightens our exposure to hurricanes and tropical storms.

Our technological data processing operations are concentrated at our Global Technology and Information Center at a single location in Florida. Our geographic concentration in Florida heightens our exposure to a hurricane or tropical storm. These weather events could cause severe damage to our property and technology and could cause major disruption to our operations. Although our Global Technology and Information Center was built in anticipation of a severe weather event and we have insurance coverage, if we were to experience a catastrophic loss, we may exceed our policy limits and/or we may have difficulty obtaining similar insurance coverage in the future. We cannot assure you that a hurricane or tropical storm could not have an adverse impact on our business.

We may be subject to antitrust litigation or government investigation in the future.

In the past, certain of our business practices have been investigated by government antitrust or competition agencies, and we have on several occasions been sued by private parties for alleged violations of the antitrust and competition laws of various jurisdictions. Following some of these actions, we have changed certain of our business practices to reduce the likelihood of future litigation. Each of these material prior legal activities has been resolved. There is a risk based upon the leading position of certain of our business operations that we could, in the future, be the target of investigations by government entities or actions by private parties challenging the legality of our business practices. There is currently an inquiry of this kind in Australia involving the pricing of one of our media services. Also, in markets where the retail trade is concentrated, regulatory authorities may perceive certain of our retail services as potential vehicles for collusive behavior by retailers or manufacturers. An inquiry of this type is currently pending in Finland. There can be no assurance that any such investigation or challenge will not result in an award of money damages, penalties or some form of order that might require a change in the way that we do business, which change could adversely affect our revenue stream and/or profitability.

The use of joint ventures, over which we do not have full control, could prevent us from achieving our objectives.

We have conducted and will continue to conduct a number of business initiatives through joint ventures, some of which are or may be controlled by others and which may prevent us from achieving our objectives. Our joint venture partners might have economic or business objectives that are inconsistent with our objectives. Our joint venture partners could go bankrupt, leaving us liable for their share of joint venture liabilities. Although we generally will seek to maintain sufficient control of any joint venture to permit our objectives to be achieved, we might not be able to take action without the approval of our joint venture partners. Also, our joint venture partners could take actions binding on the joint venture without our consent. Accordingly, the use of joint ventures could prevent us from achieving their intended objectives. The terms of our joint venture agreements may limit our business opportunities.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties and Facilities

We lease property in more than 570 locations worldwide. We also own seven properties worldwide, including ACNielsen’s offices in Oxford, United Kingdom, Mexico City, Mexico and Sao Paulo, Brazil. Our leased property includes offices in New York, New York, Oldsmar, Florida, and Markham, Canada. Nielsen Media Research leases property in Oldsmar, Florida which we use as our GTIC. The obligations of Nielsen Media Research under this lease are guaranteed by The Nielsen Company B.V. In addition, Nielsen is subject to certain covenants including the requirement that it meet certain conditions in the event it merges into or conveys, leases, transfers or sells its properties or assets as an entirety or substantially as an entirety to, any person or persons, in one or a series of transactions.

Item 3.	Legal Proceedings

In addition to the legal proceedings described below, we are presently a party to certain lawsuits arising in the ordinary course of our business. We believe that none of our current legal proceedings will have a material adverse effect on our business, financial condition or results of operations.

erinMedia, LLC (“erinMedia”) filed a lawsuit in federal district court in Tampa, Florida on June 16, 2005. The lawsuit alleged that Nielsen Media Research, a wholly owned subsidiary of Nielsen, violated Federal and Florida state antitrust laws by attempting to maintain a monopoly in the market for producing national television audience measurement data. The parties entered into a stipulated settlement and release of all claims as of February 25, 2008, and the case was ordered closed by the court.

On April 12, 2006, Wrapsidy, LLC filed a lawsuit in California Superior Court in Santa Clara County. The lawsuit originally alleged claims against Nielsen Media Research for violation of the California Franchise Investment Act, misappropriation of trade secrets, unfair competition and business practices, anticipatory breach of contract and other claims arising out of certain contracts between the parties. Wrapsidy alleged harm arising out of certain contractual and pricing practices of Nielsen Media Research. The parties entered into a Settlement Agreement and Release of All Claims dated as of December 20, 2007, and the Court entered a Stipulation and Order of Dismissal With Prejudice on December 31, 2007, disposing of the litigation in its entirety.

In November 2004, Nielsen completed the sale of its Directories segment. The sales price was subject to adjustment based on final agreement on working capital and net indebtedness. On August 31, 2006, a notice of disagreement was filed by World Directories Acquisition Corp., now known as Truvo Acquisition Corporation, against Nielsen and certain of our subsidiaries pursuant to the Sale and Purchase Agreement (“SPA”) between the parties dated September 26, 2004 under which our World Directories business was sold. The claim arose in connection with certain post-closing matters under the SPA related to the submission of the completion accounts related to the business. The matter was submitted to arbitration pursuant to the SPA. The dispute has been settled by the parties and mutual releases have been exchanged by agreement dated February 29, 2008.

D&B Legacy Tax Matters

In November 1996, D&B, then known as The Dun & Bradstreet Corporation (“Old D&B”) separated into three public companies by spinning off the A.C. Nielsen Company (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Spin-Off”).

In June 1998, Old D&B changed its name to R.H. Donnelley Corporation (“Donnelley”) and spun-off The Dun & Bradstreet Corporation (“New D&B”) (the “D&B Spin”), and Cognizant changed its name to Nielsen Media Research, Inc. (“NMR”) and spun-off IMS Health (the “Cognizant Spin”). In September 2000, New D&B changed its name to Moody’s Corporation (“Moody’s”) and spun-off a company now called The Dun & Bradstreet Corporation (“Current D&B”) (the “Moody’s spin”). In November 1999, Nielsen acquired NMR and in 2001 Nielsen acquired ACNielsen.

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

In connection with the acquisition of NMR, Nielsen recorded in 1999, a liability for NMR’s aggregate liability for payments related to the D&B Legacy Tax Matters. The parties are currently in arbitration over one tax related dispute. Nielsen believes its accrual of $14 million is adequate to cover any remaining liability related to these matters.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. As of December 31, 2007, Valcon Acquisition B.V. owned approximately 99.4% of Nielsen’s issued and outstanding share capital. Following the consummation of a statutory squeeze-out procedure pursuant to Dutch legal and regulatory requirements, which is expected to be completed in the first half of 2008, all of Nielsen’s issued and outstanding share capital will be held by Valcon Acquisition B.V.

No dividends have been declared on our common stock for the year ended December 31, 2007 and the period from May 24, 2006 through December 31, 2006. Our senior secured credit facility and debenture loans contain restrictions on our ability to pay dividends on our common stock. See Note 11 to the Consolidated Financial Statements, “Long-term Debt and Other Financing Arrangements,” for a description of our senior secured credit facility, debenture loans and these dividend restrictions.

Item 6.	Selected Financial Data

The following table sets forth selected historical consolidated financial data of Nielsen as of the dates and periods indicated. The selected consolidated statement of operations data for the year ended December 31, 2005 and the period from January 1, 2006 to May 23, 2006 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data for the period May 24, 2006 to December 31, 2006 and the selected consolidated balance sheet data as of December 31, 2006 have been derived from our successor audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The results of operations for any period are not necessarily indicative of the results to be expected for any future period. The selected consolidated statement of operations data for the year ended December 31, 2003 and 2004 and the selected consolidated balance sheet data as of December 31, 2003, 2004 and 2005 have been derived from our predecessor audited consolidated financial statements which are not included in this Form 10-K. The audited financial statements from which the historical financial information for the periods set forth below have been derived were prepared in accordance with U.S. GAAP. The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K.

	(Successor)		(Predecessor)
(IN MILLIONS)	Year Ended December 31, 2007	May 24- December 31, 2006(1)	January 1- May 23, 2006	Year Ended December 31,
				2005(2)	2004(3)	2003
						(unaudited)
Statement of Income Data:
Revenues	$4,707	$2,548	$1,626	$4,059	$3,814	$3,429
(Loss)/income from continuing operations	(282)	(279)	(14)	172	278	335
(Loss)/income from continuing operations per common share (basic)	*	*	(0.06)	0.64	1.07	1.32
(Loss)/income from continuing operations per common share (diluted)	*	*	(0.06)	0.64	1.07	1.31
Cash dividends declared per common share	—	—	—	0.15	0.66	0.61

*	Not included for the Successor periods as no publicly traded shares were outstanding.

	(Successor)		(Predecessor)
	December 31,		December 31,
(IN MILLIONS)	2007	2006	2005	2004	2003
					(unaudited)
Balance Sheet Data:
Total assets	$16,254	$16,023	$10,663	$13,801	$13,577
Long-term debt excluding capital leases	7,967	7,674	2,482	4,531	4,905
Capital leases	130	145	155	163	156

(1)	The loss in the period May 24, 2006 to December 31, 2006 was primarily due to $372 million of interest expense, the $90 million deferred revenue purchase price adjustment, $71 million in foreign currency exchange transaction losses and $68 million in restructuring costs.

(2)	The 2005 income from continuing operations included $55 million in costs from the settlement of the antitrust agreement with IRI, a $36 million payment of failed deal costs to IMS Health and a $102 million loss from the early extinguishment of debt.

(3)	The 2004 income from continuing operations included a $135 million goodwill impairment charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read together with the accompanying consolidated financial statements and related notes thereto. In addition, the following discussion and analysis covers periods both prior to and subsequent to the Valcon Acquisition (as defined below). Accordingly, historical periods may not be comparable with the periods presented after the Valcon Acquisition. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. These forward-looking statements are subject to numerous risks and uncertainties. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements. Unless required by context, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries.

Overview and Outlook

We are a leading global information and media company providing essential marketing and media measurement information, analytics and industry expertise to customers across the world. We operate in over 100 countries and are headquartered in Haarlem in the Netherlands and New York in the United States (U.S.). Through our broad portfolio of products and services, we track sales of consumer products each year, report on television viewing habits in countries representing more than 60% of the world’s population, measure internet audiences in 30 countries and produce trade shows, print publications and digital products. We operate in three segments: Consumer Services, Media and Business Media.

Our Business Segments

Our Consumer Services segment provides essential market research and analysis primarily to businesses in the consumer packaged goods industry. Our Consumer Services segment provides an array of services including retail measurement services (ScanTrack), household consumer panels (Nielsen Homescan), new product testing (BASES), consumer segmentation and targeting (Spectra), customized research services and marketing optimization services (Analytical Consulting). We believe these products and services give our clients a competitive advantage in making informed decisions in today’s fast-moving and complex marketplace.

Our Media segment is a leading provider of media and entertainment measurement information. This segment measures audiences for U.S. television (Nielsen Media Research), international television (50% ownership of AGB Nielsen Media Research), the internet (Nielsen Online), motion pictures (Nielsen EDI), tracks sales of music (Nielsen SoundScan), cell phone transactions and usage activity (Nielsen Mobile) and other media, and provides competitive advertising information (Nielsen Monitor-Plus). Using our critical measurement information, media owners, advertising agencies, advertisers and retailers plan and optimize their marketing strategies. During 2007, to conform to a change in presentation reflected in management reporting, we reclassified our Claritas business from Consumer Services to the Media segment.

Our Business Media segment is one of the largest providers of integrated business-to-business information in the world. This segment has approximately 65 trade shows, 40 print publications and 200 digital products (including websites, online newsletters, virtual tradeshows and webinars), targeted to specific industry groups.

Acquisitions/Divestitures

On February 8, 2007, Nielsen completed the sale of a significant portion of its Business Media Europe unit (“BME”) to 3i, a European private equity and venture capital firm for $414 million. A portion of the proceeds from the sale of BME was used to pay down our debt under our senior secured credit facility. (See “—Factors Affecting Nielsen’s Financial Results—Divestitures” and Note 4 to the consolidated financial statements, “Business Divestitures”). On October 30, 2007, Nielsen completed the sale of its 50% interest in VNU Exhibitions Europe B.V. to Jaarbeurs (Holding) B.V. for $51 million.

In early 2006, we acquired a majority interest in BuzzMetrics, Inc. and on June 4, 2007, we acquired its remaining outstanding shares for $47 million. On June 22, 2007, we acquired the remaining minority interest in NetRatings, Inc. for $330 million (including $33 million to settle all outstanding share-based awards). On October 15, 2007, the Company announced the formation of Nielsen Online, comprised of the NetRatings and BuzzMetrics services, providing independent measurement and analysis of online audiences, advertising, video, blogs, consumer-generated media, word-of-mouth, commerce and consumer behavior.

On August 9, 2007, Nielsen completed the acquisition of Telephia, Inc., a provider of syndicated consumer research in the telecom and mobile media markets, for approximately $449 million (including non-cash consideration of $6 million). On October 15, 2007, the Company announced the formation of Nielsen Mobile, which combines Telephia, Inc. with several existing Nielsen initiatives in the mobile market, to understand and interpret the behaviors, attitudes and experiences of mobile consumers.

On May 24, 2006, Nielsen was acquired through a tender offer to shareholders by Valcon Acquisition B.V. (“Valcon”), an entity formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, the “Sponsors”). Valcon was formed for the purpose of facilitating the acquisition. Valcon’s cumulative purchases totaled 99.4% of Nielsen’s outstanding common shares as of December 31, 2007. Valcon also acquired 100% of the preferred B shares which were subsequently canceled during 2006. Valcon intends to acquire the remaining Nielsen common shares through a statutory squeeze-out procedure, pursuant to Dutch legal and regulatory requirements, which is expected to be completed in 2008. The common and preferred shares were delisted from the Euronext Amsterdam on July 11, 2006.

Nielsen became a subsidiary of Valcon upon the consummation of the acquisition by Valcon (the “Valcon Acquisition”). See “—Liquidity and Capital Resources” for a discussion of the financing transactions related to the Valcon Acquisition.

In connection with the Valcon Acquisition in May 2006, Valcon entered into a senior secured bridge facility (“Valcon Bridge Loan”) under which Valcon had borrowed $6,164 million as of August 2006 when the Valcon Bridge Loan was settled and replaced with permanent financing consisting of (i) senior secured credit facilities consisting of seven-year $4,175 million and €800 million senior secured term loan facilities and a six-year $688 million senior secured revolving credit facility and (ii) debt securities, consisting of $650 million 10% and €150 million 9% Senior Notes due 2014 of Nielsen Finance LLC and Nielsen Finance Co., $1,070 million 12.5% Senior Subordinated Discount Notes due 2016 of Nielsen Finance LLC and Nielsen Finance Co. and €343 million 11.125% Senior Discount Notes due 2016 of Nielsen.

Valcon’s cost of acquiring Nielsen and related debt has been pushed down to establish the new accounting basis in Nielsen. The Valcon Acquisition has been accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The allocation of purchase price was based on fair values of the assets acquired and liabilities assumed as of May 24, 2006.

Nielsen’s consolidated statements of operations, cash flows and shareholders’ equity are presented for two periods: Successor, for the year ended December 31, 2007 and the period from May 24, 2006 to December 31, 2006 following the consummation of the Valcon Acquisition; and Predecessor, for the period from January 1, 2006 to May 23, 2006 preceding the Valcon Acquisition and for the year ended December 31, 2005. As a result of the Valcon Acquisition and the resulting change in ownership, we are required to separately present our operating results for the Successor and the Predecessor periods for the year ended December 31, 2006.

In the following discussion, the 2006 results are adjusted to reflect the pro forma effect of the Valcon Acquisition as if it had occurred on January 1, 2006. The pro forma basis amounts for the year ended December 31, 2006 are compared to the Predecessor year ended December 31, 2005 on a historical basis. In addition, the results for the year ended December 31, 2007 are compared to the pro forma basis for the year ended December 31, 2006. Management believes this to be the most meaningful and practical way to comment on our results of operations.

Critical Accounting Policies

The discussion and analysis of Nielsen’s financial condition and results of operations is based on Nielsen’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. The most significant of these estimates relate to revenue recognition, business combinations, goodwill and indefinite-lived intangible assets, reserves for severance, pension costs and other post-retirement benefits, accounting for income taxes and valuation of long lived assets, including computer software and share-based compensation. We base Nielsen’s estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the valuation of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results could vary from these estimates under different assumptions or conditions. The accounting policies followed by Nielsen for the Successor period are consistent with those of the Predecessor period except for the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Post Retirement Plans” which we early adopted as of the Valcon Acquisition date and the adoption of the provisions of FASB interpretation No. 48, “Accounting For Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. For a summary of the significant accounting policies, including critical accounting policies discussed below, see Note 1 to the consolidated financial statements “Description of Business and Basis of Presentation”.

Revenue Recognition

In accordance with the provisions of SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, we recognize our revenues for the sale of services and products when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable, and the collectibility related to the services and products is reasonably assured.

A significant portion of our revenue is generated from our media and marketing services. We review all contracts to evaluate them pursuant to SAB 104 and recognize revenue from the sale of our services and products based upon fair value as the services are performed, which is generally ratably over the term of the contract(s). Invoiced amounts are recorded as deferred revenue until earned.

Our revenue recognition arrangements may include multiple elements as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. In these arrangements, the individual deliverables within the contract are separated and recognized upon delivery based upon their fair values relative to the total contract value, to the extent that the fair values are readily determinable and the deliverables have stand alone value to the customer (the “relative fair value method”).

A discussion of Nielsen’s revenue recognition policies, by segment, follows:

Consumer Services

Revenue, primarily from retail measurement services and consumer panel services, is recognized on a straight-line basis over the period during which the services are performed and information is delivered to the customer. Software sold as part of these arrangements is considered to be incidental to the arrangements and is not recognized as a separate element.

Nielsen performs customized research projects for which revenue is recognized as value is delivered to the customer. The pattern of revenue recognition for these contracts varies depending on the terms of the individual contracts, and may be recognized proportionally or deferred until the end of the contract term and recognized when the final report has been delivered to the customer.

Media

Revenue is primarily generated from television audience and internet measurement services and is recognized on a straight-line basis over the contract period, as the service is delivered to the customer. Software sold as part of these arrangements is considered to be incidental to the arrangements and is not recognized as a separate element.

Business Media

Revenue for publications, sold in single copies via newsstands and/or dealers, is recognized in the month in which the magazine goes on sale. Revenue from printed circulation and advertisements included therein is recognized on the date it is available to the consumer. Revenue from electronic circulation and advertising is recognized over the period during which both are electronically available. The unearned portion of paid magazine subscriptions is deferred and recognized on a straight-line basis with monthly amounts recognized on the magazines’ cover date.

For products, such as magazines and books, sold to customers with the right to return unsold items, revenues are recognized when the products are shipped, based on gross sales less an allowance for future estimated returns. Revenue from trade shows and certain costs are recognized upon completion of each event.

Business Combinations

Nielsen accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires significant judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are stated at historical cost less accumulated impairment losses.

Goodwill and other indefinite-lived intangible assets, consisting of certain trade names and trademarks, are tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. Nielsen reviews the recoverability of its goodwill by comparing the estimated fair values of reporting units with their respective carrying amounts. We established reporting units based on our internal reporting structure. Goodwill has been allocated to reporting units. The estimates of fair value of a reporting unit, which is generally one level below Nielsen’s operating segments, are determined using a combination of valuation techniques, primarily a discounted cash flow analysis and a market-based approach for the Nielsen internet reporting unit. A discounted cash flow analysis requires the use of various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on Nielsen’s budget and business plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. In estimating the fair values of its reporting units, Nielsen also uses market comparisons and recent comparable transactions. The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace.

Pension Costs

We provide a number of retirement benefits to Nielsen employees, including defined benefit pension plans and post retirement medical plans. Pension costs, in respect of defined benefit pension plans, primarily represent the increase in the actuarial present value of the obligation for pension benefits based on employee service during the year and the interest on this obligation in respect of employee service in previous years, net of the expected return on plan assets. Differences between this expected return and the actual return on these plan assets and actuarial changes are not recognized in the statement of operations, unless the accumulated differences and changes exceed a certain threshold. The excess is amortized and charged to the statement of operations over, at the maximum, the average remaining term of employee service. We recognize obligations for contributions to defined contribution pension plans as expenses in the statement of operations as they are incurred.

We account for Nielsen retirement plans in accordance with SFAS No. 158, “Employers’ Accounting for Pensions and other Post Retirement Benefits” and, accordingly, the determination of benefit obligations and expenses is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, the expected return on plan assets and the assumed rate of compensation increases. Nielsen provides retiree medical benefits to a limited number of participants in the U.S. and has ceased to provide retiree health care benefits to certain of its Dutch retirees. Therefore, retiree medical care cost trend rates are not a significant driver of post retirement costs for Nielsen. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as the turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them as necessary.

The discount rate is the rate at which the benefit obligations could be effectively settled. For Nielsen’s U.S. plans, the discount rate is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency. We believe the timing and amount of cash flows related to the bonds in this portfolio is expected to match the estimated payment benefit streams of Nielsen’s U.S. plans. For the Dutch and other non-U.S. plans, the discount rate is set by reference to market yields on high quality corporate bonds.

To determine the expected long-term rate of return on pension plan assets, we consider, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For Nielsen’s U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on Nielsen’s principal plans by approximately $1 million per year. For Nielsen’s primary Dutch plan, a similar 50 basis point decrease in the expected return on assets would increase pension expense on Nielsen’s principal Dutch plans by approximately $3 million per year. We assumed that the weighted averages of long-term returns on Nielsen’s pension plans was 6.1% for the year ended December 31, 2007 and 6.3% for the Successor period from May 24, 2006 to December 31, 2006. The actual return on plan assets will vary from year to year versus this assumption. Although the actual return on plan assets will vary from year to year, we believe it is appropriate to use long-term expected forecasts in selecting our expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts.

Income Taxes

We operate in over 100 countries worldwide. Over the past five years, we completed many material acquisitions and divestitures, which have generated complex tax issues requiring management to use its judgment to make various tax determinations. We try to organize the affairs of our subsidiaries in a tax efficient manner, taking into consideration the jurisdictions in which we operate. Due to outstanding indemnification agreements, the tax payable on select disposals made in recent years has not been finally determined. Although we are confident that tax returns have been appropriately prepared and filed, there is risk that additional tax may be assessed on certain transactions or that the deductibility of certain expenditures may be disallowed for tax purposes. Our policy is to estimate tax risk to the best of our ability and provide accordingly for those risks and take positions in which a high degree of confidence exists that the tax treatment will be accepted by the tax authorities. The policy with respect to deferred taxation is to provide in full for temporary differences using the liability method.

Deferred tax assets and deferred tax liabilities are computed by assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The carrying value of deferred tax assets is adjusted by a valuation allowance to the extent that these deferred tax assets are not considered to be realized on a more likely than not basis. Realization of deferred tax assets is based, in part, on our judgment and is dependent upon our ability to generate future taxable income in jurisdictions where such assets have arisen. Valuation allowances are recorded in order to reduce the deferred tax assets to the amount expected to be realized in the future. In assessing the adequacy of our valuation allowances, we consider various factors including reversal of deferred tax liabilities, future taxable income, and potential tax planning strategies.

Long-Lived Assets

We are required to assess whether the value of Nielsen’s long-lived assets, including Nielsen buildings, improvements, technical and other equipment, and amortizable intangible assets have been impaired. An assessment is required whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires us to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and Nielsen’s assessments change.

Nielsen capitalizes software development costs with respect to major internal use software initiatives or enhancements in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The costs are capitalized from the time that the preliminary project stage is completed, and we consider it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to seven years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment is recognized. These estimates are subject to revision as market conditions and Nielsen’s assessments change.

Share-based compensation

We account for share-based awards in accordance with SFAS No.123(R), “Shared-Based Payment,” which, in the Predecessor period, we early adopted as of January 1, 2003 under the modified prospective approach. Share-based compensation expense is primarily based on the estimated grant date fair value using the Black-Scholes option pricing model for awards granted after January 1, 2003. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the expected term of stock options, expected volatility of our stock, and the number of stock-based awards expected to be forfeited due to future terminations. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our financial results. We consider several factors in estimating the expected life of our options granted, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees, which we believe are representative of future behavior. We estimate the stock price volatility based upon a combination of factors, including the stock price volatility of our formerly publicly traded stock adjusted for its new leverage and estimates of implied volatility of our peer group. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.

Factors Affecting Nielsen’s Financial Results

Foreign Currency

Our financial results are reported in U.S. Dollars and are therefore subject to the impact of movements in exchange rates on the translation of the financial information of individual businesses whose functional currencies are other than U.S. Dollars. Approximately 57% (60% in 2006 and 55% in 2005) of our revenues were denominated in U.S. Dollars during 2007. Nielsen’s principal foreign exchange exposure is spread across several currencies, primarily the Euro, Pound Sterling, and other currencies representing 14.1%, 4.4% and 24.5%, respectively, for the year ended December 31, 2007; 12.0%, 4.5%, and 24.3%, respectively, for the Successor period from May 24, 2006 to December 31, 2006; 12.2%, 4.2%, and 23.1%, respectively, for the Predecessor period from January 1, 2006 to May 23, 2006; 17.8%, 6.3%, 20.7%, respectively, for the year ended December 31, 2005.

As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on Nielsen’s operating results. Based on the above mix of currencies in 2007, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $5 million, with an immaterial impact on operating income. Impacts associated with fluctuations in foreign currency are discussed in more detail under “—Quantitative and Qualitative Disclosures about Market Risks”. In countries with currencies other than the U.S. Dollar, assets and liabilities are translated into Dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. Dollar to Euro exchange rate was $1.3723 to €1.00, $1.2431 to €1.00 and $1.2565 to €1.00 for the years ended December 31, 2007, 2006 and 2005, respectively.

Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

Acquisitions and Investments in Affiliates

For the year ended December 31, 2007, Nielsen completed several acquisitions with an aggregate consideration, net of cash acquired, of $837 million. Goodwill increased by $508 million as a result of these acquisitions. The most significant acquisitions were the purchase of the remaining minority interests in Nielsen BuzzMetrics ($47 million) on June 4, 2007, the purchase of the remaining minority interest of Nielsen//NetRatings ($330 million, including $33 million to settle all outstanding share-based awards) on June 22, 2007 and the acquisition of Telephia, (now Nielsen Mobile, for $449 million, including $6 million of non-cash consideration), a provider of syndicated consumer research in the telecom and mobile media markets, on August 9, 2007. Had these acquisitions occurred as of January 1, 2007, the impact on Nielsen’s consolidated results of operations would have been immaterial.

Prior to these acquisitions both Nielsen//NetRatings and Nielsen BuzzMetrics were consolidated subsidiaries of Nielsen. The allocation of the purchase price of Nielsen//NetRatings, Nielsen BuzzMetrics and Telephia, Inc. is based on preliminary fair values determined using management estimates and are subject to change.

On October 15, 2007, the Company announced the formation of Nielsen Online, comprised of the NetRatings and BuzzMetrics services, providing independent measurement and analysis of online audiences, advertising, video, blogs, consumer-generated media, word-of-mouth, commerce and consumer behavior.

The acquisition of Telephia will accelerate Nielsen’s strategy of providing clients worldwide with the most accurate measurement and analysis of consumer behavior and media use across all platforms.

During the Successor period from May 24, 2006 to December 31, 2006, Nielsen completed the acquisitions of Radio and Records for $19 million and The Modeling Group (TMG) for $10 million and $5 million in contingent consideration.

Nielsen completed several acquisitions during the Predecessor period from January 1, 2006 to May 23, 2006, with an aggregate consideration of $69 million. Had these acquisitions occurred at the beginning of the periods, the impact on Nielsen’s consolidated results of operations for the Predecessor period would have been immaterial.

For the year ended December 31, 2005, Nielsen completed several acquisitions for an aggregate consideration, net of cash acquired, of approximately $170 million. These acquisitions contributed $22 million of revenue and $5 million of operating income in 2005.

In 2005, we entered into a joint venture with the AGB Group. This arrangement is intended to increase Media’s coverage internationally, enabling Media to better serve the needs of media owners with multi-national interests. The newly formed entity is AGB Nielsen Media Research, of which we own 50% of the outstanding shares. Accordingly, as of March 1, 2005, Nielsen deconsolidated its international television audience measurement companies, and began accounting for the joint venture under the equity method.

Divestitures

Business Media Europe

On February 8, 2007, Nielsen completed the sale of a significant portion of its Business Media Europe (“BME”) unit for $414 million in cash. During the year ended December 31, 2007, Nielsen recorded a gain on sale of discontinued operations of $17 million, primarily related to BME’s previously recognized currency translation adjustments from the date of the Valcon Acquisition to the date of sale, and a pension curtailment gain. No other material gain was recognized on the sale because the sales price approximated the carrying value. Nielsen’s consolidated financial statements reflect BME’s business as discontinued operations. See Note 4 to our consolidated financial statements, “Business Divestitures”.

World Directories

In November 2004, pursuant to a Sale and Purchase Agreement dated September 26, 2004 (“SPA”) between Nielsen and World Directories Acquisition Corp. (“WDA”), Nielsen completed the sale of its Directories business. The sale price was subject to adjustment based on final agreement of working capital and net indebtedness in the completion accounts. On August 31, 2006, a notice of disagreement was filed by WDA against Nielsen and certain of our subsidiaries pursuant to the SPA. The claim related to certain post-closing and final working capital adjustments. The dispute has been settled by the parties and mutual releases have been exchanged by agreement dated February 29, 2008.

VNU Exhibitions Europe

On October 30, 2007, the Company completed the sale of its 50% share in VNU Exhibitions Europe to Jaarbeurs (Holding) B.V. for cash consideration of $51 million.

Results of Operations—Successor (Year Ended December 31, 2007), Pro Forma (Year Ended December 31, 2006), Successor (from May 24, 2006 to December 31, 2006), Predecessor (from January 1, 2006 to May 23, 2006) and Year Ended December 31, 2005

The following table sets forth, for the periods indicated, the amounts included in our Consolidated Statements of Operations and unaudited pro forma results for the year ended December 31, 2006:

	Successor	Pro Forma(1)	Successor	Predecessor
(IN MILLIONS)	Year ended December 31, 2007	Year ended December 31, 2006	Period from May 24, 2006 through December 31, 2006	Period from January 1, 2006 through May 23, 2006	Year ended December 31, 2005
		Unaudited
Revenues	$4,707	$4,174	$2,548	$1,626	$4,059

Cost of revenues, exclusive of depreciation and amortization shown separately below	2,112	1,989	1,202	787	1,904
Selling, general and administrative expenses exclusive of depreciation and amortization shown separately below	1,585	1,460	912	554	1,464
Depreciation and amortization	457	423	257	126	312
Transaction costs	—	—	—	95	—
Restructuring costs	137	75	68	7	6

Operating income	416	227	109	57	373

Interest income	30	14	11	8	21
Interest expense	(648)	(654)	(372)	(48)	(130)
Gain/(loss) on derivative instruments	40	(4)	5	(9)	13
Loss on early extinguishment of debt	—	(5)	(65)	—	(102)
Foreign currency exchange transaction (losses)/gains, net	(105)	(74)	(71)	(3)	11
Equity in net income of affiliates	2	12	6	6	9
Other income/(expense), net	1	7	(7)	14	8

(Loss)/income from continuing operations before income taxes and minority interests	(264)	(477)	(384)	25	203
(Provision)/benefit for income taxes	(18)	109	105	(39)	(31)
Minority interests	—	—	—	—	—

(Loss)/income from continuing operations	$(282)	$(368)	$(279)	$(14)	$172

(1)

The unaudited pro forma presentation for the year ended December 31, 2006 reflects the sum of the results for the Successor period from May 24, 2006 to December 31, 2006 following the Valcon Acquisition and the Predecessor period from January 1, 2006 to May 23, 2006 preceding the Valcon Acquisition. The 2006 pro forma results are adjusted to reflect the pro forma effect of the Valcon Acquisition and its related financing as if it had occurred on January 1, 2006. Pro forma adjustments include: increased interest expense/income ($239 million), reversal of transaction costs directly related to the Valcon Acquisition ($95 million), reversal of fees associated with extinguishment of bridge financing ($60 million), increased amortization related to purchase price allocation ($40 million), decreased selling, general and administrative expenses ($6 million) consisting of decreased pension costs related to the Valcon Acquisition ($10 million) and increased sponsor fees ($4 million), and the related income tax effects.

The pro forma basis amounts for the year ended December 31, 2006 are compared with the years ended December 31, 2007 and December 31, 2005 on an as reported basis.

The following table sets forth, for the periods indicated, certain supplemental revenue data:

(IN MILLIONS)	Successor	Pro Forma	Successor	Predecessor
	Year ended December 31, 2007	Year ended December 31, 2006	Period from May 24, 2006 through December 31, 2006	Period from January 1, 2006 through May 23, 2006	Year ended December 31, 2005
		Unaudited
Revenues by segment
Consumer Services	$2,650	$2,296	$1,425	$871	$2,265
Media	1,570	1,400	859	541	1,307
Business Media	490	482	266	216	490
Corporate and eliminations	(3)	(4)	(2)	(2)	(3)

Total	$4,707	$4,174	$2,548	$1,626	$4,059

Consumer Services revenues by service
Retail Measurement Services	$1,787	$1,608	$1,004	$604	$1,544
Consumer Panel Services	216	197	124	73	190
Customized Research Services	275	243	154	89	235
Other Services	372	311	206	105	296
Deferred Revenue Adjustment	—	(63)	(63)	—	—

Total	$2,650	$2,296	$1,425	$871	$2,265

Media revenues by division
Media	$1,297	$1,180	$730	$450	$1,080
Entertainment	159	153	95	58	160
Internet Measurement(1)	114	94	61	33	67
Deferred Revenue Adjustment	—	(27)	(27)	—	—

Total	$1,570	$1,400	$859	$541	$1,307

Revenues by geography
United States	$2,638	$2,430	$1,468	$962	$2,343
Other Americas	440	382	237	145	329
The Netherlands	35	34	22	12	33
Other Europe, Middle East & Africa	1,158	944	580	364	978
Asia Pacific	436	384	241	143	376

Total	$4,707	$4,174	$2,548	$1,626	$4,059

(1)	BuzzMetrics results have been transferred to Internet Measurement from Media for all periods to align with current management reporting.

(% of Revenue)	Successor	Pro Forma	Successor	Predecessor
	Year ended December 31, 2007	Year ended December 31, 2006	Period from May 24, 2006 through December 31, 2006	Period from January 1, 2006 through May 23, 2006	Year ended December 31, 2005
		Unaudited
Revenues by segment
Consumer Services	56%	55%	55%	54%	56%
Media	33%	34%	34%	33%	32%
Business Media	11%	11%	11%	13%	12%

Total Nielsen	100%	100%	100%	100%	100%

Consumer Services revenues by service
Retail Measurement Services	38%	38%	39%	37%	38%
Consumer Panel Services	4%	5%	5%	5%	5%
Customized Research Services	6%	6%	6%	6%	6%
Other Services	8%	7%	8%	6%	7%
Deferred Revenue Adjustment	—	(1)%	(3)%	—	—

Total Consumer Services	56%	55%	55%	54%	56%

Media revenues by division
Media	28%	29%	29%	28%	27%
Entertainment	3%	4%	4%	3%	3%
Internet Measurement(1)	2%	2%	2%	2%	2%
Deferred Revenue Adjustment	—	(1)%	(1)%	—	—

Total Media	33%	34%	34%	33%	32%

Business Media	11%	11%	11%	13%	12%

(1)	BuzzMetrics results have been transferred to Internet Measurement from Media for all periods to align with current management reporting.

The following table sets forth certain supplemental revenue growth data, both on an as reported and constant currency basis. In order to determine the percentage change in items on a constant currency basis, we adjust these items to remove the positive and negative impacts of foreign exchange. The deferred revenue adjustment referred to below resulted from the Valcon Acquisition purchase price allocation for the estimated fair value of deferred revenue. All percentages are calculated using actual amounts. The percentage changes were determined by the Company for the year ended December 31, 2007 versus the pro forma year ended December 31, 2006 with and without the impact of the deferred revenue purchase price adjustment:

	Unaudited Revenue Growth for the Year Ended December 31, 2007
(% of Revenue)	Revenue Growth for Year Ended December 31, 2007	Exclude: 2006 Deferred Revenue Adjustment	Adjusted Revenue Growth (excluding deferred revenue adjustment)
Revenue growth
Consumer Services	15.4%	(3.1)%	12.3%
Media	12.2%	(2.2)%	10.0%
Business Media	1.6%	—	1.6%
Total Nielsen	12.8%	(2.4)%	10.4%

Revenue growth, constant currency
Consumer Services	9.7%	(2.9)%	6.8%
Media	11.1%	(2.1)%	9.0%
Business Media	1.2%	—	1.2%
Total Nielsen	9.3%	(2.4)%	6.9%

Year ended December 31, 2007 compared to the pro forma year ended December 31, 2006

When comparing Nielsen’s results for the year ended December 31, 2007 with pro forma results for the year ended December 31, 2006, the following should be noted:

Items affecting Operating Income for the year ended December 31, 2007

•	For the year ended December 31, 2007, foreign currency exchange rate fluctuations increased revenue growth by 3% and increased pro forma operating income growth by 5%.

•	Nielsen incurred $137 million of restructuring expense.

•	Nielsen incurred approximately $37 million in payments in connection with compensation agreements and recruiting expenses for certain corporate executives, deal related costs and legal settlements.

Items affecting Operating Income for the pro forma year ended December 31, 2006

•

Nielsen recorded a $90 million purchase price adjustment to deferred revenue related to the Valcon Acquisition that reduced Consumer Services’ revenue by $63 million and Media’s revenue by $27 million.

•	Nielsen incurred approximately $53 million in payments in connection with compensation agreements and recruiting expenses for certain corporate executives.

•	Nielsen incurred $75 million of restructuring expense.

Revenues

Nielsen Consolidated. Nielsen revenues increased 12.8% to $4,707 million for the year ended December 31, 2007 versus $2,548 million for the Successor period from May 24, 2006 to December 31, 2006, and $1,626 million for the Predecessor period from January 1, 2006 to May 23, 2006. When assessing our financial results, we focus on growth in revenue excluding the effect of the deferred revenue adjustment from the Valcon Acquisition. Excluding the deferred revenue adjustment of $90 million in 2006 related to the Valcon Acquisition ($63 million for Consumer Services and $27 million for Media), and the favorable impact of foreign exchange related to the depreciation of the U.S. Dollar versus the Euro and other currencies, Nielsen’s constant currency revenues increased 6.9%. Constant currency revenues (excluding the 2006 deferred revenue adjustment) increased 6.8% at Consumer Services and 9.0% at Media, while Business Media experienced a slight increase of 1.2% primarily reflecting the sale of certain publications in 2006.

Consumer Services. Revenues for the year ended December 31, 2007 were $2,650 million, versus $1,425 million for the Successor period from May 24, 2006 to December 31, 2006 and $871 million for the Predecessor period from January 1, 2006 to May 23, 2006. Excluding the favorable impact of foreign exchange and the $63 million deferred revenue adjustment in 2006, constant currency revenues increased by 6.8%. The increase in constant currency revenue is primarily attributable to 5.0% growth in Retail Measurement Services. There was solid growth across all regions, with double digit growth in Emerging Markets and Latin America, except the U.S. which was impacted by price compression. In addition, Other Services constant currency revenues increased by 15.2% predominantly due to growth in Analytical and BASES revenues.

Media. Revenues for Media increased 12.2% to $1,570 million for the year ended December 31, 2007 versus $859 million for the Successor period from May 24, 2006 to December 31, 2006 and $541 million for the Predecessor period from January 1, 2006 to May 23, 2006. Excluding the favorable impact of foreign exchange on revenues and $27 million deferred revenue adjustment, constant currency revenues increased 9.0%. The constant currency revenue growth is primarily attributable to an 8.4% increase in Nielsen Media Research U.S., a 22.3% increase in Internet Measurement revenues driven by growth in both the U.S. and international markets, and the partial first year impact of the Telephia acquisition ($35 million reported revenues in 2007, net of a $7 million purchase price adjustment related to deferred revenue). NMR U.S.’s growth was due to continued demand for Nielsen Media Research’s television audience measurement services, new business and price increases, the continued National People Meter (“NPM”) and the Local People Meter (“LPM”) expansion (including a roll-out in Houston, Tampa and Seattle in 2007) and cable network upgrades.

Business Media. Revenues for the year ended December 31, 2007 were $490 million versus $266 million for the Successor period from May 24, 2006 to December 31, 2006 and $216 million for the Predecessor period from January 1, 2006 to May 23, 2006. On a constant currency basis, revenues increased 1.2% as Exposition and eMedia’s performance was partly offset by continued softness in advertising revenues and the sale of certain publications in 2006. Adjusting for these disposed of publications, constant currency revenues increased by 3.2%.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues was $2,112 million for the year ended December 31, 2007 versus $1,202 million for the Successor period from May 24, 2006 to December 31, 2006, and $787 million for the Predecessor period from January 1, 2006 to May 23, 2006. Excluding the unfavorable impact of foreign exchange, cost of revenues increased by 2.4%. Constant currency cost of revenues increased due to an increase of 9.0% at Media, while Consumer Services held its cost of revenues in line with those for the prior year, and Business Media’s constant currency cost of revenues decreased by 4.4%.

Media’s constant currency cost of revenues increase resulted primarily from the continued expansion of NPM and LPM in the U.S., a revenue driven increase at Internet Measurement and the impact of the Telephia acquisition. Consumer Services constant currency cost of revenues were held in line with those for the prior year as higher revenue driven growth, particularly in Latin America, Emerging Markets, Asia Pacific, and Advisory Services, was offset by strong cost and headcount controls, particularly in the U.S. and Europe. Business Media’s constant currency cost of revenues decrease resulted from the sale of certain publications in 2006, cost savings initiatives in circulation, manufacturing and distribution, headcount reductions as well as lower page counts.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses were $1,585 million for the year ended December 31, 2007 versus $912 million for the Successor period from May 24, 2006 to December 31, 2006 and $554 million for the Predecessor period from January 1, 2006 to May 23, 2006. On a pro forma basis, selling, general and administrative expense increased 6.0% for the year ended December 31, 2007 in constant currency. The increase in constant currency selling, general and administrative expenses was primarily attributable to continued investment for top-line growth in developing markets within Consumer Services, increased share option expense (inclusive of the acceleration and settlement of Nielsen//NetRatings’ share options), spending on corporate initiatives, and the impact of Telephia’s results of operations, partially offset by lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives.

Depreciation and Amortization

Depreciation and amortization was $457 million for the year ended December 31, 2007 versus depreciation and amortization for the pro forma year ended December 31, 2006 of $423 million, an increase of 8.0%. Excluding the unfavorable impact of foreign exchange, depreciation and amortization expense increased $25 million, or 5.8% when compared with the pro forma year ended December 31, 2006.

Transaction Costs

On March 8, 2006, Nielsen and Valcon announced a tender offer to acquire shares of Nielsen. Nielsen also agreed to reimburse Valcon’s transaction expenses up to $36 million if the transaction was terminated. In November 2005, in connection with the termination of our planned merger with IMS Health, Nielsen agreed to pay $45 million to IMS Health should Nielsen be acquired within one year following the termination. On May 24, 2006, due to the consummation of the transaction by Valcon, we made the $45 million payment to IMS. In total, during the Predecessor period from January 1, 2006 to May 23, 2006, we recorded $95 million in transaction expenses, which are excluded from the pro forma statement of operations.

Restructuring Costs

Transformation Initiative

As discussed in Note 9 to our consolidated financial statements, “Restructuring Activities”, in December 2006, we announced our intention to expand current cost-saving programs to all areas of Nielsen’s operations worldwide. The Company further announced strategic changes as part of a major corporate transformation (“Transformation Initiative”) designed to make the Company a more successful and efficient enterprise. As such, we are in the process of reducing costs by streamlining corporate functions, centralizing certain operational and information technology functions, leveraging global procurement, consolidating real estate, and expanding outsourcing or the relocation offshore of certain operational and production processes. Savings have already been realized from cost savings initiatives which have been implemented. The program is expected to be completed by the end of 2008. We estimate this will result in over $125 million of additional targeted annual run rate cost savings.

We incurred $96 million in severance costs and $6 million in asset write-offs for the year ended December 31, 2007. We also incurred $35 million in consulting fees and other costs, related to review of corporate functions and outsourcing opportunities, for the year ended December 31, 2007. All severance and consulting fees have been or will be settled in cash. Consulting fees and related costs were recorded as incurred. Additional Transformation Initiative costs are expected to approximate $50 million. As of the year ended December 31, 2007, these actions provided for the elimination of approximately 3,400 positions globally.

We incurred $53 million in severance costs and $14 million in consulting fees and other related costs for the period from May 24, 2006 to December 31, 2006. Charges for severance benefits of $48 million during the period from May 24, 2006 to December 31, 2006 relate to outsourcing of operational and back office activities, primarily in Europe and the United States, rationalizing corporate functions and a significant reduction in headcount. In the Predecessor period from January 1, 2006 to May 23, 2006, we incurred $1 million in severance costs and $5 million in consulting fees and other related costs.

Other

Other restructuring liabilities at December 31, 2007 relating to other restructuring programs amount to $4 million. These initiatives have been completed but payments will continue until 2009.

Tata Consultancy Services (“TCS”) Agreement

On October 18, 2007, Nielsen announced a relationship with TCS for the outsourcing of a portion of Nielsen’s information technology and operations functions worldwide. TCS will assist Nielsen in integrating and centralizing multiple systems, technologies and processes on a global scale and will provide Nielsen with a broad suite of information technology and business process services, including general and process consulting, product engineering, program management, application development and maintenance, coding, data management, finance and accounting services and human resource services. TCS will also assist Nielsen in streamlining and simplifying its IT infrastructure and its applications and operational platforms across its businesses. The agreement, which is effective as of October 1, 2007, is valued at approximately $1 billion for ten years and was signed on February 19, 2008.

Operating Income

Operating income for the year ended December 31, 2007 was $416 million, versus $109 million for the Successor period from May 24, 2006 to December 31, 2006, and $57 million of income for the Predecessor period from January 1, 2006 to May 23, 2006. On a pro forma basis, constant currency operating income increased 78.0%. On a pro forma basis, excluding the above items from the respective 2007 and 2006 operating results, Nielsen’s 2007 constant currency pro forma operating income increased 26.8% versus the prior year. Excluding the items listed above, constant currency pro forma operating income increased 32.1% at Consumer Services, 29.0% at Media and 19.3% at Business Media.

Interest Income and Expense

Interest income was $30 million for the year ended December 31, 2007 versus $11 million for the Successor period from May 24, 2006 to December 31, 2006, and $8 million for the Predecessor period from January 1, 2006 to May 23, 2006, and, on a pro forma basis, $14 million for the year ended December 31, 2006. Interest expense was $648 million for the year ended December 31, 2007 versus $372 million for the Successor period from May 24, 2006 to December 31, 2006 and $48 million for the Predecessor period from January 1, 2006 to May 23, 2006. On a pro forma basis, interest expense was $654 million for the year ended December 31, 2006. The decrease in interest expense was primarily due to lower actual balances of the Euro denominated term loan that was partially repaid with the proceeds of the sale from BME. See “—Liquidity and Capital Resources” below.

Gain/(Loss) on Derivative Instruments

The gain on derivative instruments was $40 million for the year ended December 31, 2007 versus a loss of $4 million for the pro forma year ended December 31, 2006. The change resulted primarily from currency movements in the current and prior period, which resulted from a derivative transaction entered into during 2007.

Loss on Early Extinguishment of Debt

There was no loss on early extinguishment of debt for the year ended December 31, 2007 versus a loss of $65 million in the Successor period from May 24, 2006 to December 31, 2006. There were no gains or losses in the Predecessor period from January 1, 2006 to May 23, 2006. The loss resulted from the write-off of deferred financing costs related to the repayment of the senior secured bridge facility by Valcon (entered into to complete the Valcon Acquisition and subsequently repaid in August, 2006) and the debt refinancing in August, 2006 that replaced the senior secured bridge facility. The 2006 loss amount reflects the reversal of the $60 million related to fees associated with the repayment of the bridge facility which is excluded from the pro forma consolidated statement of operations.

Foreign Currency Exchange Transaction (Loss)/Gain, Net

Foreign currency exchange transaction (loss)/gain, net, represent the gain or loss on revaluation of external debt and intercompany loans. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on Nielsen’s operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.37 to €1.00 and $1.24 to €1.00 for the year ended December 31, 2007 and the pro forma year ended December 31, 2006, respectively.

Foreign currency exchange resulted in an $105 million loss for the year ended December 31, 2007 versus a $71 million loss recorded in the Successor period from May 24, 2006 to December 31, 2006 and a $3 million loss for the Predecessor period from January 1, 2006 to May 23, 2006 as a result of the continuing depreciation of the U.S. Dollar against the Euro and other currencies.

Equity in Net Income of Affiliates

Equity in net income of affiliates was $2 million for the year ended December 31, 2007 versus $6 million of income in the Successor period from May 24, 2006 to December 31, 2006 and $6 million of income in the Predecessor period from January 1, 2006 to May 23, 2006.

Other Income/(Expense), Net

There was $1 million of income for the year ended December 31, 2007 versus a $7 million loss for the Successor period from May 24 to December 31, 2006 and $14 million of income for the Predecessor period from January 1, 2006 to May 23, 2006.

(Loss)/Income from Continuing Operations before Income Taxes and Minority Interests

For the year ended December 31, 2007, there was a $264 million loss from continuing operations before income taxes and minority interest versus a $384 million loss for the Successor period from May 24, 2006 to December 31, 2006 and $25 million income for the Predecessor period from January 1, 2006 to May 23, 2006. On a pro forma basis, there was a $477 million loss for the year ended December 31, 2006. The current period compared with the pro forma results primarily reflect improved operating performance as discussed above, absence of the deferred revenue adjustment in 2006, lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives, and the gain on derivative instruments in 2007, partly offset by increased restructuring expenses related to the Transformation Initiative and increased foreign currency exchange losses in the year ended December 31, 2007.

Benefit/(Provision) for Income Taxes

Nielsen operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

Income taxes, expressed as a percentage of income from continuing operations before income taxes, equity in net income of affiliates and minority interests (effective tax rate) were a charge of 6.8% for the year ended December 31, 2007, a benefit of 26.9% for the Successor period from May 24, 2006 to December 31, 2006, and a charge of 205.3% for the Predecessor period from January 1, 2006 to May 23, 2006.

For the year ended December 31, 2007 the Company recorded a tax provision on a book pretax loss. This provision was primarily related to the tax impact on distributions from foreign subsidiaries. This tax provision was partially offset by the recognition of the tax benefit of interest expense related to the Valcon senior secured bridge facility based upon a favorable 2007 Dutch residency ruling. In addition, the change in estimates related to global tax contingencies and change in the valuation allowance also influenced the 2007 tax rate.

The effective tax rate for the Predecessor period ended May 23, 2006 was higher than the statutory rate primarily due to the low tax benefit on the transaction costs related to the Valcon Acquisition. The effective tax rate for the Successor period from May 24, 2006 to December 31, 2006 was lower than the statutory rate primarily due to the low tax benefit accrued on the interest expense on the senior secured bridge facility.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of $5 million in the liability for unrecognized tax benefits. This decrease was accounted for as a reduction to the January 1, 2007 balance of goodwill since the tax reserve related to periods prior to the Valcon Acquisition.

At December 31, 2007, the Company had gross unrecognized tax benefits of $195 million. In addition, the Company has accrued interest and penalties associated with these unrecognized tax benefits of $23 million.

Estimated interest and penalties related to the underpayment of income taxes is classified as a component of benefit/(provision) for income taxes in the Consolidated Statement of Operations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(IN MILLIONS)
Balance as of January 1, 2007	$112
Additions for current year tax positions	73
Additions for tax position of prior years	23
Reductions for lapses of statute of limitations	(21)
Cumulative translation of Non-U.S. denominated positions	8

Balance as of December 31, 2007	$195

Consistent with FIN 48, these gross contingency additions do not take into account offsetting tax benefits associated with the correlative effects of potential adjustments. The FIN 48 gross balance also includes cumulative translation adjustments associated with non-U.S. Dollar denominated tax exposures.

Of the $195 million of unrecognized tax benefits and additional interest and penalties accrued of $23 million, the release of approximately $58 million would affect the annual effective income tax rate, the balance ($160 million) of the unrecognized tax benefit will reverse through goodwill since these reserves relate to tax matters originating prior to the Valcon acquisition. Of the $73 million of current year tax additions, $29 million would affect the effective income tax rate upon release.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for 2003 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2006.

The Internal Revenue Service (“IRS”) commenced examinations of certain of the Company’s U.S. federal income tax returns for 2004 in the third quarter of 2006. The Company is under corporate examination in the Netherlands from 2002 to 2004. The Company is also being audited in Canada for the years from 2002 to 2006. It is anticipated that these examinations will be completed within the next twelve months. To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

It is reasonably possible that a reduction in the range of $10 million to $43 million of unrecognized tax benefits may occur within 12 months as a result of anticipated resolutions of worldwide tax examinations.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where Nielsen has lower statutory rates and higher than anticipated in countries where Nielsen has higher statutory rates, by changes in the valuation of Nielsen’s deferred tax assets, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

The following table sets forth certain supplemental revenue growth data, on an as reported and constant currency basis. The 2006 deferred revenue adjustment referred to below resulted from the Valcon Acquisition purchase price allocation for the estimated fair value of deferred revenue. In order to determine the percentage change in items on a constant currency basis, we adjust these items to remove the positive and negative impacts of foreign exchange. All percentages are calculated using actual amounts. The percentage changes were determined by the Company for the pro forma year ended December 31, 2006, with and without the impact of the deferred revenue purchase price adjustment, versus the year ended December 31, 2005:

	Unaudited Revenue Growth for the Year Ended December 31, 2006
(IN MILLIONS)	Unaudited Pro forma Total Revenue	Exclude: 2006 Deferred Revenue Adjustment	Adjusted Revenue for Year Ended December 31, 2006 (excluding deferred revenue adjustment)
Revenue
Consumer Services	$2,296	$63	$2,359
Media	1,400	27	1,427
Business Media	482	—	482
Corporate and eliminations	(4)	—	(4)

Total Nielsen	$4,174	$90	$4,264

Revenue growth
Consumer Services	1.4%	2.8%	4.2%
Media	7.1%	2.1%	9.2%
Business Media	(1.6)%	—	(1.6)%
Total Nielsen	2.9%	2.2%	5.1%

Revenue growth, constant currency
Consumer Services	1.6%	2.8%	4.4%
Media	7.2%	2.1%	9.3%
Business Media	(1.8)%	—	(1.8)%
Total Nielsen	3.0%	2.2%	5.2%

Year ended December 31, 2006 compared to the year ended December 31, 2005

When comparing Nielsen’s results for the pro forma year ended December 31, 2006 with those of the year ended December 31, 2005, the following should be noted:

Items Affecting Pro Forma Operating Income for the Year Ended December 31, 2006

•	Nielsen’s consolidated financial statements for the pro forma year ended December 31, 2006 reflect the effect of foreign currency exchange rates on operations and several acquisitions.

•

Nielsen recorded a $90 million purchase price adjustment to deferred revenue resulting from the purchase accounting for the Valcon Acquisition that reduced revenue in the Successor period from May 24, 2006 to December 31, 2006.

•	Nielsen incurred $75 million of restructuring expenses.

•	Nielsen recorded $108 million of increased amortization of intangible assets and other assets in 2006 related to certain purchase price adjustments from the Valcon Acquisition.

•	Nielsen incurred approximately $53 million in one-time payments in connection with compensation agreements for certain corporate executives.

Items Affecting Operating Income for the Year Ended December 31, 2005

•

In 2005, Nielsen settled antitrust litigation with Information Resources, Inc. (“IRI”). The antitrust litigation brought more than ten years ago by IRI against ACNielsen, Dun & Bradstreet and IMS Health, was settled on February 16, 2006 in exchange for the payment by us of $55 million to IRI.

•	In 2005, Nielsen terminated its agreement to merge with IMS Health. A charge of $36 million was recorded related to the failed deal costs of the merger.

•	Nielsen realized $17 million in gains from divesting an equity investment, the sale of certain publications and real estate.

•	Consumer Services recognized $6 million in Project Atlas restructuring charges (as described in “Note 9 to the consolidated financial statements, Restructuring Activities”).

Revenues

Nielsen Consolidated. Revenues were $2,548 million for the Successor period from May 24, 2006 to December 31, 2006 and $1,626 million for the Predecessor period from January 1, 2006 to May 23, 2006, an overall increase of 2.9% versus $4,059 million for the year ended December 31, 2005. When assessing Nielsen’s financial results, we focus on growth in revenue excluding the effect of the purchase price deferred revenue adjustment from the Valcon Acquisition. Excluding the $90 million deferred revenue adjustment and the 0.1% negative impact of foreign exchange, Nielsen’s revenues on a constant currency basis increased 5.2%. Constant currency revenues increased 4.4% at Consumer Services, 9.3% at Media, partly offset by a 1.8% decrease at Business Media.

Consumer Services. Revenues for the Successor period from May 24, 2006 to December 31, 2006 were $1,425 million and $871 million for the Predecessor period from January 1, 2006 to May 23, 2006. Excluding the $63 million deferred revenue adjustment, revenue for Consumer Services increased to $2,359 million for the pro forma year ended December 31, 2006 from $2,265 million for the year ended December 31, 2005. Excluding a 0.2% negative impact of foreign exchange and the deferred revenue adjustment, constant currency revenues increased 4.4%. The increase in constant currency revenues is primarily attributable to a 4.1% growth in Retail Measurement Services primarily due to growth in Latin America (Brazil, Mexico and Colombia, as well as the Datos acquisition in Venezuela), Emerging Markets (geographic expansion in Russia and growth in Turkey), Asia Pacific (geographical expansion in China and growth in India), Canada (launch of the Tobacco Index and higher key account service sales) and the Beverage Data Networks (BDN) and Decisions Made Easy (DME) acquisitions, partially offset by pricing compression in the U.S. and Europe.

Media. Revenues for the Successor period from May 24, 2006 to December 31, 2006 were $859 million and $541 million for the Predecessor period from January 1, 2006 to May 23, 2006. Excluding the $27 million deferred revenue adjustment, Media revenues increased to $1,427 million for the pro forma year ended December 31, 2006 from $1,307 million for the year ended December 31, 2005. Excluding a 0.1% negative impact of foreign exchange and the deferred revenue adjustment, Media’s constant currency revenues increased 9.3%. The increase in constant currency revenues is primarily attributable to an 8.5% revenue increase in the Media division, the positive impact of acquisitions which contributed $14 million and a revenue increase at Internet Measurement, due in part from patent licensing revenue, partly offset by a 4.3% revenue decline in the Entertainment division.

Media’s revenue increase was primarily attributable to continued demand for television audience measurement services in the U.S., resulting in a 10.8% revenue increase in the U.S. Growth in the U.S. was due to price increases, the NPM expansion, the impact of the LPM rollout in Washington, D.C. and Philadelphia in 2005, the launch of new services in Dallas, Detroit and Atlanta in 2006 and new clients. Nielsen Media Research International’s growth is primarily attributable to the acquisition of an advertising information service business in the Netherlands.

Business Media. Revenues for the Successor period from May 24, 2006 to December 31, 2006 were $266 million and $216 million for the Predecessor period from January 1, 2006 to May 23, 2006. Revenues for Business Media decreased to $482 million for the pro forma year ended December 31, 2006 from $490 million for the year ended December 31, 2005, or 1.8% on a constant currency basis. The trade show business experienced 3.5% growth in revenues due to growth of several major shows combined with the impact of two biennial shows, offset by a 5.3% decrease in revenues at Business Publications reflecting continued weakness in advertising revenue and the sale of certain publications.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues was $1,202 million for the Successor period from May 24, 2006 to December 31, 2006 and $787 million for the Predecessor period from January 1, 2006 to May 23, 2006, an increase of $85 million or 4.5% from a cost of revenues of $1,904 million for the year ended December 31, 2005. Excluding the favorable 0.4% impact of foreign exchange, cost of revenues would have increased by 4.9%. Constant currency cost of revenues increased primarily from a 6.0% increase at Consumer Services and a 6.2% increase at Media, which was partly offset by a reduction in costs at Business Media of 4.6%.

The increase in constant currency cost of revenue at Consumer Services was due to overall Consumer Services revenue growth combined with higher data collection, retailer cooperation and processing costs associated with our new Tobacco category in Canada, geographic expansion in Russia and China, service enhancement in Japan as well as the impact of acquisitions.

Media constant currency cost of revenues increased primarily due to an increase in costs in Media in the U.S. and the impact from the acquisition of Nielsen BuzzMetrics in March 2006. The increased costs were due to the expansion of LPM and NPM in the U.S., which resulted in higher personnel costs, increased software maintenance and increased support costs, slightly offset by the 8.8% constant currency expense reduction at NMR International due to the establishment of the AGB Nielsen Media Research joint venture in 2005 and headcount reductions.

Business Media constant currency cost of revenues decreased due to a reduction in costs as a result of Business Publications decreased number of advertising and editorial pages, efficiency initiatives and a decrease in trade show promotional and rental expense due to cost containment measures.

Selling, General and Administrative Expenses Exclusive of Depreciation and Amortization

Selling, general and administrative expenses were $912 million for the Successor period from May 24, 2006 to December 31, 2006 and $554 million for the Predecessor period from January 1, 2006 to May 23, 2006 versus $1,464 million for the year ended December 31, 2005. Pro forma calculations for the year ended December 31, 2006 assume the Valcon Acquisition occurred on January 1, 2006. Excluding the less than 0.1% foreign exchange impact, pro forma selling, general and administrative expense for the year ended December 31, 2006 would have been $1,460 million, a slight decrease of 0.2% versus the year ended December 31, 2005. An increase in constant currency pro forma selling, general and administrative expenses at Media was offset by lower costs at Business Media and lower corporate expense in 2006 due to the impact of the IMS Health deal costs and IRI settlement costs incurred in 2005. Consumer Services constant currency pro forma selling, general and administrative expenses for the year ended December 31, 2006 were in line with those for the year ended December 31, 2005.

The constant currency pro forma selling, general and administrative expense increases at Consumer Services resulting from higher client sales and service, continued expansions in Emerging Markets, Asia Pacific and Analytical Consulting as well as the impact of new acquisitions were largely offset by productivity increases in Europe and the U.S., Transformation Initiative savings and Project Atlas restructuring charges in 2005.

Media constant currency pro forma selling, general and administrative expenses increased due to $11 million in gains in 2005 from the sale of an equity investment and a building, higher personnel costs in the U.S. and acquisitions in 2006, partly offset by lower costs due to the establishment of the AGB Nielsen Media Research joint venture in late 2005 and headcount reductions.

Business Media constant currency costs were down primarily due to the impact of lower publication revenues and reduced overhead expense.

Depreciation and Amortization

Depreciation and amortization was $257 million for the Successor period from May 24, 2006 to December 31, 2006 and $126 million for the Predecessor period from January 1, 2006 to May 23, 2006 versus $312 million for the year ended December 31, 2005. Assuming the Valcon Acquisition occurred on January 1, 2006, pro forma depreciation and amortization for the pro forma year ended December 31, 2006 would have been $423 million (based on the finalized Valcon purchase price amortization), a 35.3% increase over the prior year. Excluding the 0.2% favorable impact of foreign exchange, pro forma depreciation and amortization would have increased by 35.5%. The increase was primarily due to $108 million of increased amortization of intangible assets and other assets in 2006 related to certain purchase price adjustments from the Valcon Acquisition and a 16.3% expense growth at NMR U.S. in Media due primarily from the continued rollout of the LPM and new Active/Passive Meters.

Transaction Costs

On March 8, 2006, Nielsen and Valcon announced the tender offer by Valcon to acquire all outstanding Nielsen shares. In November 2005, in connection with the termination of the planned merger of Nielsen and IMS Health, Nielsen agreed to pay $45 million to IMS Health should Nielsen be acquired within 12 months following the termination of the merger. Due to the consummation of the Valcon Acquisition on May 24, 2006, Nielsen incurred $95 million of acquisition related expense during the Predecessor period from January 1, 2006 to May 23, 2006, including the $45 million payment to IMS Health and $41 million for advisory services. These transaction costs are excluded from the pro forma consolidated statements of operations.

Restructuring Costs

Nielsen’s restructuring costs reflect estimates and we reassess the requirements for completing each individual plan under Nielsen restructuring programs at least bi-annually. As discussed in Note 9 to the consolidated financial statements “Restructuring Activities,” we had four major active restructuring plans during the years 2003 through 2006: Transformation Initiative, Corporate Headquarters Restructuring, Consumer Services Europe Restructuring, and Project Atlas Restructuring.

Transformation Initiative. Nielsen incurred $67 million in severance and consulting fees during the Successor period from May 24, 2006 to December 31, 2006, and $6 million during the Predecessor period from January 1, 2006 to May 23, 2006. Charges for severance benefits of $48 million during the period from May 24, 2006 to December 31, 2006 relate to outsourcing of operational and back office activities, primarily in Europe and the United States, and rationalizing corporate functions. Charges for consulting relate to performance improvement initiatives and are expensed as incurred.

Corporate Headquarters. In 2004, Nielsen initiated a restructuring plan in conjunction with the relocation of a portion of the Corporate Headquarters from Haarlem in the Netherlands to New York in the U.S. The relocation is due to changes in Nielsen’s business portfolio (including the sale of Directories) and the fact the majority of Nielsen’s operations are now managed from New York. This plan resulted in a headcount reduction of approximately 40 employees in Haarlem. Cash payments related to this plan were $2 million in the Successor period from May 24, 2006 to December 31, 2006, $1 million in the Predecessor period from January 1, 2006 to May 23, 2006 and $6 million for the year ended December 31, 2005.

Consumer Services Europe. In December 2004, we initiated a restructuring plan within Consumer Services to improve the competitiveness of the European retail measurement business. Cash outlays related to this plan totaled $2 million in the Successor period from May 24, 2006 to December 31, 2006, $2 million in the Predecessor period from January 1, 2006 to May 23, 2006 and $9 million for the year ended December 31, 2005. The Consumer Services Europe restructuring plan has generated savings of $6 million in 2006 and is expected to generate similar savings going forward.

Project Atlas. In December 2003, we launched Project Atlas, a multi-year business improvement program in Consumer Services. Primarily concentrated in Consumer Services’ North American operations, Project Atlas activities streamline key operational processes to enhance quality and lower production costs and create a more streamlined and state-of-the-art technology platform that is used for global purchasing power to achieve cost efficiencies.

Project Atlas charges of $6 million in 2005 were entirely for severance benefits. Through December 31, 2006, headcount has been reduced by approximately 600 in connection with Project Atlas. Cash outlays related to this plan totaled $4 million in the Successor period from May 24, 2006 to December 31, 2006, $2 million in the Predecessor period from January 1, 2006 to May 23, 2006 and $11 million for the year ended December 31, 2005.

The above estimate of cost savings is based on Nielsen’s good faith estimate, but the actual amount of cost savings we achieve in the aggregate may be greater or less than the estimate set forth above. We may not realize the anticipated cost savings related to Transformation Initiative pursuant to the anticipated timetable or at all. In connection with all of the restructuring actions discussed above, severance benefits were computed pursuant to the terms of local statutory minimum requirements in labor contracts or similar employment agreements.

Operating Income

Operating income for the Successor period from May 24, 2006 to December 31, 2006 was $109 million and $57 million for the Predecessor period from January 1, 2006 to May 23, 2006. As a result of the factors discussed above, pro forma operating income for the year ended December 31, 2006 was $227 million versus $373 million for the year ended December 31, 2005. Excluding a 0.6% positive impact of foreign exchange, pro forma operating income decreased 39.7%. On a pro forma basis and excluding the above items from the respective 2006 and 2005 operating results, Nielsen’s constant currency pro forma operating income for the year ended December 31, 2006 increased 20.9% versus the year ended December 31, 2005. Excluding the items listed above, constant currency pro forma operating income increased for the year ended December 31, 2006 by 21.4% at Consumer Services, 30.8% at Media and 8.0% at Business Media.

Interest Income and Expense

Interest income was $11 million for the Successor period from May 24, 2006 to December 31, 2006 and $8 million for the Predecessor period from January 1, 2006 to May 23, 2006. On a pro forma basis, interest income decreased by $7 million to $14 million for the year ended December 31, 2006 versus $21 million for the year ended December 31, 2005 due to lower cash balances for 2006. Interest expense was $372 million for the Successor period from May 24, 2006 to December 31, 2006 and $48 million for the Predecessor period from January 1, 2006 to May 23, 2006. On a pro forma basis, interest expense increased to $654 million for the pro forma year ended December 31, 2006 from $130 million for the year ended December 31, 2005. The increase in interest expense was related to the financing of the Valcon Acquisition. See “—Liquidity and Capital Resources.”

Gain/(Loss) on Derivative Instruments

The gain on derivative instruments of $5 million for the Successor period from May 24, 2006 to December 31, 2006 was offset by a loss of $9 million for the Predecessor period from January 1, 2006 to

May 23, 2006, resulting in an overall pro forma net loss of $4 million for the year ended December 31, 2006 versus a $13 million gain for the year ended December 31, 2005. The decrease resulted from an unfavorable currency movement versus the prior period.

Loss on Early Extinguishment of Debt

A $65 million loss on early extinguishment of debt was recorded in the Successor period from May 24, 2006 to December 31, 2006, a decrease from the $102 million loss recorded for the year ended December 31, 2005. There were no gains or losses in the Predecessor period from January 1, 2006 to May 23, 2006. The 2005 loss represents the loss on the debt buy back in the first quarter of 2005 from the proceeds from the sale of the Directories divestiture in 2004. The 2006 loss resulted from the write-off of deferred financing costs related to the repayment of Valcon’s senior secured bridge facility (entered into to complete the Valcon Acquisition and subsequently repaid in August) and the debt refinancing in August that replaced the senior secured bridge facility. The 2006 loss reflects $60 million relating to the settlement of the senior secured bridge facility which is excluded from the pro forma consolidated statement of operations.

Foreign Currency Exchange Transaction (Loss)/Gain, Net

Foreign currency exchange resulted in a $71 million loss recorded in the Successor period from May 24, 2006 to December 31, 2006 and a $3 million loss for the Predecessor period from January 1, 2006 to May 23, 2006 versus a foreign currency exchange gain of $11 million for the year ended December 31, 2005. The 2006 loss was due to short-term intercompany loans and currency exchange on Euro denominated debt in the U.S.

Equity in Net Income of Affiliates

Equity in net income of affiliates was $6 million in the Successor period from May 24, 2006 to December 31, 2006 and $6 million in the Predecessor period from January 1, 2006 to May 23, 2006 versus $9 million for the year ended December 31, 2005.

Other Income/(Expense), Net

Other expense for the Successor period from May 24, 2006 to December 31, 2006 was $7 million and income of $14 million for the Predecessor period from January 1, 2006 to May 23, 2006 versus $8 million income for the year ended December 31, 2005.

(Loss)/Income from Continuing Operations before Income Taxes and Minority Interests

Loss from continuing operations before income taxes and minority interest was $384 million for the Successor period from May 24, 2006 to December 31, 2006 and income of $25 million for the Predecessor period from January 1, 2006 to May 23, 2006. On a pro forma basis, the loss was $477 million for the year ended December 31, 2006 versus income of $203 million for the year ended December 31, 2005.

The pro forma variance primarily reflects the higher interest expense on higher borrowings, the deferred revenue adjustment, the restructuring expenses related to the Transformation Initiative, the incremental compensation charges related to new compensation arrangements to certain executives, and increased amortization of intangible assets and other assets related to certain purchase price adjustments from the Valcon Acquisition, partly offset by improved operating performance.

(Provision)/Benefit for Income Taxes

Pro forma income taxes for 2006 reflect the tax effect of the pro forma adjustments on a consolidated company basis. The tax benefits were based on the statutory tax rates in the jurisdictions related to the adjustments, taking into consideration the non-deductible nature of certain expenses.

Income taxes, expressed as a percentage of income or loss from continuing operations before income taxes, equity in net income of affiliates and minority interests (effective tax rate) were a benefit of 26.9% for the Successor period from May 24, 2006 to December 31, 2006, 205.3% for the Predecessor period from January 1, 2006 to May 23, 2006 and 16.0% for the year ended December 31, 2005.

The total effective tax rate for the Successor period was lower than the Dutch statutory rate primarily due to the lack of income tax benefit on the one-time interest expense related to the Valcon senior secured bridge facility. The rate in the 2006 Successor period was also influenced by changes in estimates related to global tax contingencies.

The total effective tax rate for the 2006 Predecessor period was higher than the Dutch statutory tax rate primarily due to the low tax benefit under the favorable tax regime in the Netherlands on certain of the transaction costs related to the Valcon Acquisition and payments to IMS Health (see Note 16 to the consolidated financial statements, “Commitments and Contingencies”). The Predecessor effective tax rate in all periods is also influenced by losses in jurisdictions where no tax benefit was recognized due to increases in valuation allowances.

The 2005 total effective tax rate was impacted by the release of provisions for certain income tax exposures as a result of the completion of a tax audit in the Netherlands resulting in a settlement of certain items affecting the years 2000 through 2006. These issues were primarily related to the Dutch taxation of Nielsen’s financing activities. Furthermore, Nielsen reduced the provision for other income tax exposures related to transfer-pricing issues based on the expiration of various jurisdictional statutes of limitation and the successful defense of the inter-company charges in tax audits in several jurisdictions. The effective tax rate was also influenced by releases of valuation allowances on deferred tax assets, as several jurisdictions were able to demonstrate the ability to realize these assets, and by other favorable adjustments related to the finalization of the Dutch income tax returns. Finally, the 2005 rate was adversely impacted by the lower tax benefit related to the favorable Dutch tax regime on the loss on the repurchase of debt in 2005.

Liquidity and Capital Resources

Overview

Since the Valcon Acquisition and related financing, our contractual obligations, commitments and debt service requirements over the next several years are significant and are substantially higher than historical amounts. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash.

We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including debt service. We expect the cash flow from Nielsen’s operations, combined with existing cash and amounts available under the revolving credit facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations, and capital spending over the next year.

The Transactions

In connection with the Valcon Acquisition in May 2006, Valcon entered into the Valcon Bridge Loan under which Valcon had borrowed $6,164 million as of August 2006 when the Valcon Bridge Loan was settled and replaced with permanent financing consisting of (i) senior secured credit facilities consisting of seven-year $4,175 million and €800 million senior secured term loan facilities and a six-year $688 million senior secured revolving credit facility and (ii) debt securities, consisting of $650 million 10% and €150 million 9% Senior Notes due 2014 of Nielsen Finance LLC and Nielsen Finance Co., $1,070 million 12.5% Senior Subordinated Discount Notes due 2016 of Nielsen Finance LLC and Nielsen Finance Co. and €343 million 11.125% Senior Discount Notes due 2016 of The Nielsen Company B.V.

Senior Secured Credit Facilities

The senior secured credit facilities consist of a seven-year $4,175 million facility, which was increased to $4,525 million in August 2007, an €800 million facility, on which €254 million was permanently repaid in February 2007 leaving a balance of €546 million, with each facility fully drawn as at December 31, 2007, as well as a six-year $688 million senior secured revolving credit facility under which $10 million was outstanding as at December 31, 2007. The senior secured revolving credit facility of Nielsen Finance LLC, The Nielsen Company (US), Inc., Nielsen Holding and Finance B.V. can be used for revolving loans, letters of credit and for swingline loans, and is available in U.S. Dollars, Euros and certain other currencies.

We are required to repay installments on the borrowings under the senior secured term loan facility in quarterly principal amounts of 0.25% of their original principal amount commencing December 2006, with the remaining amount payable on the maturity date of the term loan facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, various base rates. The applicable margin for borrowings under the senior secured credit facilities may be reduced subject to us attaining certain leverage ratios. We pay a quarterly commitment fee of 0.5% on unused commitments under the senior secured revolving facility. The applicable commitment fee rate may be reduced subject to us attaining certain leverage ratios. In January 2007, the terms of the senior secured term loan facilities were modified resulting in a 50 and 25 basis point reduction of the applicable margin on the then outstanding $4,175 million and €800 million senior secured term loan facilities, respectively.

Our senior secured credit facilities are guaranteed by Nielsen, all of our wholly owned U.S. subsidiaries and certain of our non-U.S. wholly-owned subsidiaries, and is secured by substantially all of the existing and future property and assets (other than cash) of Nielsen’s U.S. subsidiaries and by a pledge of the capital stock of the guarantors, the capital stock of Nielsen’s U.S. subsidiaries and of the guarantors, and up to 65% of the capital stock of certain of Nielsen’s non-U.S. subsidiaries. Under a separate security agreement, substantially all of the assets of Nielsen are pledged as collateral for amounts outstanding under the senior secured credit facilities.

Our senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries and all of our wholly owned U.S. subsidiaries (which together constitute most of Nielsen’s subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business that Nielsen Holding and Finance B.V. (formerly known as VNU Holding and Finance B.V.) and its restricted subsidiaries conduct. In addition, after an initial grace period, Nielsen Holding and Finance B.V. and its restricted subsidiaries are required, beginning with the twelve month period ending December 31, 2007, to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit facilities also contain certain customary affirmative covenants and events of default. As of December 31, 2007, the Company was in compliance with the covenants described above.

Debt Securities

Nielsen Finance LLC and Nielsen Finance Co. (together “Nielsen Finance”), our wholly-owned subsidiaries, issued $650 million 10% and €150 million 9% Senior Notes due 2014 (the “Nielsen Finance Senior Notes”). Interest is payable on the Nielsen Finance Senior Notes semi-annually commencing in February 2007.

Nielsen Finance also issued $1,070 million 12.5% Senior Subordinated Discount Notes due 2016 (“Nielsen Finance Senior Subordinated Discount Notes”) for $585 million. Interest accretes through 2011 and is payable semi-annually commencing February 2012.

The indentures governing the Nielsen Finance Senior Notes and Nielsen Finance Senior Subordinated Discount Notes limit Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of Nielsen’s subsidiaries) ability to incur additional indebtedness, pay dividends or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies subject to certain exceptions. Upon a change in control, Nielsen Finance is required to make an offer to redeem all of the Nielsen Finance Senior Notes and Nielsen Finance Senior Subordinated Discount Notes at a redemption price equal to the 101% of the aggregate accreted principal amount plus accrued and unpaid interest. The Nielsen Finance Senior Notes and Nielsen Finance Senior Subordinated Discount Notes are jointly and severally guaranteed by Nielsen, all of our wholly owned U.S. subsidiaries, and certain of our non-U.S. wholly-owned subsidiaries.

We received proceeds of €200 million ($257 million) on the issuance of the €343 million 11.125% senior discount notes due 2016 (“Senior Discount Notes”). Interest on these notes accretes through 2011 and is payable semi-annually commencing February 2012. The Senior Discount Notes are senior unsecured obligations and rank equal in right of payment to all of Nielsen’s existing and future senior indebtedness. The Senior Discount Notes are effectively subordinated to Nielsen’s existing and future secured indebtedness to the extent of the assets securing such indebtedness and will be structurally subordinated to all obligations of Nielsen’s subsidiaries.

On August 18, 2007 Nielsen and Nielsen Finance exchanged the Nielsen Finance Senior Notes, Nielsen Finance Senior Subordinated Discount Notes and Senior Discount Notes for notes with substantially the same terms registered with the United States Securities and Exchange Commission.

Use of Proceeds of Transactions and other Financing Transactions

In connection with the transactions discussed above, as well as with the use of available cash on hand and equity contributed to Valcon by the Sponsors, we entered into the following transactions in 2006:

•	the cancellation of our €1,000 ($1,230) million committed revolving credit facility, due 2010 (no amount was outstanding);

•	the repayment of all amounts outstanding under the Valcon Bridge Facility and the purchase and/or cancellation of certain of Nielsen’s shares;

•

the repurchase of substantially all of Nielsen Media Research’s $150 million 7.60% debenture loan due 2009, and the repurchase and/or redemption of €148 ($190) million remaining outstanding aggregate principal amount of Nielsen’s €150 million private placement debenture loan due 2006, €500 ($642) million aggregate principal amount of Nielsen’s 6.625% debenture loan due 2007, NLG 600 ($350) million aggregate principal amount of Nielsen’s 5.50% debenture loan due 2008 and €49 ($63) million remaining outstanding aggregate principal amount of Nielsen’s €600 million 6.75% debenture loan due 2008, in each case pursuant to a tender offer and consent solicitation;

•	the repayment of the remaining $167 million of the NLG 500 million subordinated private placement loans; and

•	the redemption of our series B preferred stock and related dividends for $132 million.

We entered into the following transactions in 2007:

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

•

Effective January 22, 2007, Nielsen obtained a 50 and 25 basis point reduction of the applicable margin on its U.S. Dollar and Euro senior secured term loan facilities. As of December 31, 2007, this reduction has resulted in estimated interest savings of $22 million.

•

On February 9, 2007, Nielsen applied $328 million of the BME sale proceeds towards making a mandatory pre-payment on the €800 million senior secured term loan facility which reduced the amount of the Euro facility to €545 million. By making this pre-payment, Nielsen is no longer required to pay the scheduled Euro quarterly installments for the remainder of the term of the senior secured term loan facility.

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

•

Effective May 31, 2007, Nielsen obtained a further 25 basis point reduction of the applicable margin on its U.S. Dollar and Euro senior secured term loan facilities as a result of achieving a secured leverage ratio below 4.25 as of March 31, 2007.

•

To finance the acquisition of Nielsen//NetRatings for $330 million, Nielsen borrowed $115 million of the $688 million senior secured revolving credit facility which was subsequently reduced to $10 million.

•

On August 9, 2007, the Company completed the acquisition of Telephia, Inc. for approximately $449 million. $350 million of the purchase price was borrowed under the incremental provision of its senior secured term loan facilities which increased the total U.S. Dollar facility to $4,525 million, and the balance funded through the availability under the Company’s senior secured revolving credit facility and cash on hand.

•	During 2007, the Company’s net borrowing with Valcon Acquisition B.V. and Valcon Acquisition (Holding) B.V. increased by $110 million.

Effective November 20, 2007, Nielsen exceeded the 4.25 secured leverage (4.3) ratio. This was driven by the Telephia acquisition and weakening of the U.S. Dollar (impacting our non-U.S. Dollar denominated debt) and resulted in an increase of the applicable margin again by 25 basis points. The spread at the end of the year was 2.25 basis points; however, Nielsen will obtain a further 25 basis point reduction of the applicable margin on its U.S. Dollar and Euro senior secured term loan facilities as a result of achieving a secured leverage ratio below 4.25 as of December 31, 2007. This will become effective when Nielsen files its year-end compliance certificate on March 31, 2008.

EMTN Program and Other Financing Arrangements

We have a Euro Medium Term Note program (“EMTN”) program in place. All debt securities and most private placements are quoted on the Luxembourg Stock Exchange. As at December 31, 2007 and December 31, 2006, amounts with carrying values of $726 million and $706 million of the program amount, respectively, were issued under the EMTN program. The company can no longer issue new debt under the EMTN program.

Unrelated to the August 2006 permanent financing, a nominal amount of €333 million, €550 million and €267 million of the €1,150 million 1.75% convertible debenture loan due 2006 was repurchased and subsequently cancelled during 2006, 2005, and 2004, respectively. Additionally, in January 2005, we settled a nominal amount of €551 million ($721 million) of the €600 million 6.75% EMTN debenture loan due 2008 and paid cash of €625 million ($818 million).

As a result of the transactions described above and our existing financing arrangements, Nielsen is highly leveraged and the debt service requirements are significant. At December 31, 2007 and December 31, 2006, Nielsen had $8,250 million and $7,973 million in aggregate indebtedness, respectively. Nielsen’s cash interest paid for the year ended December 31, 2007 was $533 million and for the Successor period from May 24, 2006 to December 31, 2006 was $167 million.

Cash Flows 2007 versus 2006

We based the following cash flow discussion on the year ended December 31, 2007 and the sum of amounts reported for the combined Successor period from May 24, 2006 to December 31, 2006 and Predecessor period from January 1, 2006 to May 23, 2006. This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented in this manner because we believe it enables a meaningful comparison.

At December 31, 2007, cash and cash equivalents were $399 million, a decrease of $232 million from December 31, 2006. Our total indebtedness was $8,250 million and we had $678 million available for borrowing under our senior secured revolving credit facility at December 31, 2007.

Operating activities. Net cash provided was $240 million for the year ended December 31, 2007 and $511 million provided in the combined Successor period from May 24, 2006 to December 31, 2006 and the Predecessor period from January 1, 2006 to May 23, 2006. The primary changes in activity in 2007 versus 2006 were collection timing and the effect of revenue growth on trade and other receivables ($108 million), higher restructuring payments ($71 million), and higher interest payments ($313 million), partially offset by additional 2007 cash flow generated by the business segments, and the settlement payment in 2006 to IRI ($55 million).

Investing activities. Net cash used was $517 million for the year ended December 31, 2007 and $240 million for the combined Successor period from May 24, 2006 to December 31, 2006 and Predecessor period from January 1, 2006 to May 23, 2006. The increase in net cash used is primarily due to a $732 million increase in cash paid for acquisitions in 2007 offset by $352 million in higher net proceeds from the sale of subsidiary assets and $80 million from higher sale and maturities of marketable securities.

Financing activities. Net cash used was $0 for the year ended December 31, 2007 and $728 million for the combined Successor period from May 24, 2006 to December 31, 2006 and Predecessor period from January 1, 2006 to May 23, 2006. The increase was mainly driven by lower repayments of debt, net of proceeds from issuance of debt, partially offset by the 2006 proceeds from the settlement of derivatives.

Cash Flows 2006 versus 2005

We based the following cash flow discussion on the sum of amounts reported for the Successor period from May 24, 2006 to December 31, 2006 and Predecessor period from January 1, 2006 to May 23, 2006. This combination does not comply with U.S. GAAP or with the rules for pro forma presentation, but is presented in this manner because we believe it enables a meaningful comparison.

At December 31, 2006, cash and cash equivalents were $631 million, a decrease of $388 million from December 31, 2005. Our total indebtedness was $7,973 million and we had $688 million available for borrowing under the revolving credit facility at December 31, 2006.

Operating activities. Net cash provided for the combined Successor period from May 24, 2006 to December 31, 2006 and Predecessor period from January 1, 2006 to May 23, 2006 was $511 million, compared to cash flows from operations of $510 million in the year ended December 31, 2005. These year-over-year amounts are comparable as the additional 2006 cash flow generated by the business segments was offset by payments made for transaction costs and other related expenditures.

Investing activities. Net cash used was $240 million for the combined Successor period from May 24, 2006 to December 31, 2006 and Predecessor period from January 1, 2006 to May 23, 2006, compared with net cash used of $426 million in the year ended December 31, 2005. The decrease is primarily due to $111 million of higher proceeds from sale of subsidiary assets and a $78 million decrease in cash paid for acquisitions during 2006.

Financing activities. Net cash used was $728 million for the combined Successor period from May 24, 2006 to December 31, 2006 and Predecessor period from January 1, 2006 to May 23, 2006, as compared to net cash used of $2,514 million for the year ended December 31, 2005. The decrease is mainly due to the 2005 debt redemption with proceeds from the sale of Directories in late 2004. The 2006 activity is comprised of various large offsetting items. Major cash outflows were $2,015 million to redeem outstanding debt and payments to Valcon of $5,862 million and $132 million to redeem preference shares and pay related dividend redemption amounts. The total payments to Valcon of $5,994 million were used by Valcon in combination with additional sponsor contributions to settle the Valcon Bridge Loan. The primary cash inflows were $6,787 million of proceeds from issuance of debt related to the permanent financing put in place in August 2006, net of $137 million of capitalized debt issuance costs, and cash received of $520 million on settlement of various derivative financial instruments at the time the underlying obligations were settled.

Non-cash investing and financing activities. As a result of the Valcon Acquisition, Valcon had transaction-related financing activities of $10,062 million, including $5,773 million of net borrowings for the Valcon Acquisition (which includes $60 million of capitalized debt issuance costs paid by Valcon which were subsequently expensed upon settlement of the bridge financing) and $4,289 million of equity contributions that have been reflected in our financial statements on a push down basis of accounting.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $266 million, $236 million and $238 million in 2007, 2006 and 2005, respectively. Consumer Services and Media’s capital expenditures accounted for over 90% of Nielsen’s capital expenditures in 2005 and 2006 and 80% in 2007. In 2007, as a result of the Transformation Initiative, capital spending for IT related infrastructure was centralized, resulting in an increase in corporate capital expenditures. Capital expenditures for corporate were $49 million in 2007, $9 million in 2006 and $7 million in 2005.

Capital expenditures at Consumer Services were $99 million in 2007, $109 million in 2006 and $107 million in 2005. In 2007, 2006 and 2005, the largest investments were made in the data factory systems in Europe and the U.S. and in the expansion of panels.

Capital expenditures at Media were $110 million in 2007, $112 million in 2006, and $120 million in 2005. The most significant expenditures in 2007, 2006, and 2005 were the rollout of the LPM, the AP Meter and the expansion of the NPM in the U.S.

Covenant EBITDA

Nielsen’s senior secured credit facility contains a covenant that requires our wholly-owned subsidiary Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a maximum ratio of consolidated total net debt, excluding Nielsen net debt to Covenant EBITDA of 10.0 to 1.0, calculated for the trailing four quarters (as determined under our senior secured credit facility), commencing with the fiscal quarter ended September 30, 2007. For test periods commencing:

(1)	between October 1, 2007 and December 31, 2007, the maximum ratio is 10.0 to 1.0;

(2)	between January 1, 2008 and September 30, 2008, the maximum ratio is 9.5 to 1.0;

(3)	between October 1, 2008 and September 30, 2009, the maximum ratio is 8.75 to 1.0;

(4)	between October 1, 2009 and September 30, 2010, the maximum ratio is 8.0 to 1.0;

(5)	between October 1, 2010 and September 30, 2011, the maximum ratio is 7.5 to 1.0;

(6)	between October 1, 2011 and September 30, 2012, the maximum ratio is 7.0 to 1.0;

(7)	after October 1, 2012, the maximum ratio is 6.25 to 1.0.

In addition, Nielsen’s senior secured credit facility contains a covenant that requires Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a minimum ratio of Covenant EBITDA to consolidated interest expense of 1.25 to 1.0, including Nielsen interest expense, calculated for the trailing four quarters (as determined under our senior secured credit facility), commencing with the fiscal quarter ended September 30, 2007. This covenant “steps up” over time to a minimum ratio of Covenant EBITDA to Consolidated Interest Expense of 1.75 to 1.0 as of the last day of the fiscal quarter ended September 30, 2011. For test periods commencing:

(1)	between October 1, 2011 and September 30, 2012, the minimum ratio is 1.60 to 1.0; and

(2)	after October 1, 2012, the minimum ratio is 1.50 to 1.0.

Failure to comply with either of these covenants would result in an event of default under our senior secured credit facility unless waived by our senior credit lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our senior secured credit facility and these covenants are material to us. As of December 31, 2007, the Company was in compliance with the covenants described above.

We also measure the ratio of secured net debt to Covenant EBITDA because Nielsen’s senior secured credit facility contains a provision which will result in a decrease of the applicable interest rate by 0.25% if the ratio is lower than 4.25.

Covenant earnings before interest, taxes, depreciation and amortization (“Covenant EBITDA”) is a non-generally accepted accounting principle (“GAAP”) measure used to determine our compliance with certain covenants contained in our senior secured credit facilities. Covenant EBITDA is defined in our senior secured credit facilities as net income (loss) from continuing operations, as adjusted for the items summarized in the table below. Covenant EBITDA is not a presentation made in accordance with GAAP, and our use of the term Covenant EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Covenant EBITDA should not be considered as an alternative to net earnings (loss), operating income or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. Covenant EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Covenant EBITDA:

•	excludes income tax payments;

•	does not reflect any cash capital expenditure requirements;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	includes estimated cost savings and operating synergies;

•	does not include one-time transition expenditures that we anticipate we will need to incur to realize cost savings;

•	does not reflect management fees payable to the Sponsors;

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

The following is a reconciliation of our loss from continuing operations, for the year ended December 31, 2007, to Covenant EBITDA as defined above per our senior secured credit facilities:

Unaudited Covenant EBITDA
(IN MILLIONS)	Year Ended Dec. 31, 2007
Loss from continuing operations	$(282)
Interest expense, net	618
Provision for taxes	18
Depreciation and amortization	457

EBITDA	811
Non-cash charges(1)	51
Unusual or non-recurring items(2)	149
Restructuring charges and business optimization costs(3)	148
Cost savings(4)	125
Sponsor monitoring fees(5)	10
Other(6)	10

Covenant EBITDA	$1,304

Credit Statistics:
Current portion of long term debt, capital lease obligation and other short-term borrowings	$213
Long term debt and capital lease obligations	8,037

Total debt	8,250

Cash and cash equivalents	399
Less: Cash of unrestricted subsidiaries	(6)
Less: Additional deduction per credit agreement	(10)

Cash and cash equivalents excluding cash of unrestricted subsidiaries/deduction	383

Net debt, including Nielsen net debt(7)	7,867
Less: Unsecured debenture loans	(2,630)
Less: Other unsecured net debt	(143)

Secured net debt(8)	$5,094

Net debt, excluding $346 million (at December 31, 2007) of Nielsen net debt(9)	7,521
Ratio of secured net debt to Covenant EBITDA	3.9
Ratio of total net debt (excluding Nielsen net debt) to Covenant EBITDA(10)	5.8
Consolidated interest expense, including Nielsen interest expense(11)	527
Ratio of Covenant EBITDA to consolidated interest expense, including Nielsen interest expense	2.5

(1)	Consists of non-cash items that are permitted adjustments in calculating covenant compliance under the senior secured credit facility, primarily stock-based compensation expense.

(2)	Unusual or non-recurring items include (amounts in millions):

Deferred Revenue Purchase Price Adjustment(a)	$7
Currency exchange rate differences on financial transactions and other gains(b)	105
Compensation arrangements/deal costs/legal settlements(c)	37
Duplicative running costs(d)	27
U.S. Listing/Consulting Fees Costs	8
Gain on Derivative Instruments	(40)
Other(e)	5

Total	$149

(a)	Purchase Price Adjustment to Deferred Revenue which reduces revenue resulting from the purchase accounting for the Telephia Acquisition in 2007.

(b)	Represents foreign exchange gains or losses on revaluation of intercompany loans and external debt.

(c)	Represents payments incurred in connection with compensation arrangements and recruiting expenses for certain corporate executives, NetRatings/Telephia deal costs, and legal settlements.

(d)	Represents the costs incurred in Europe as a result of the parallel running of data factory systems expected to be eliminated. Also includes duplicative Transformation Initiative running costs.

(e)	Includes other unusual or non-recurring items that are required or permitted adjustments in calculating covenant compliance under the senior secured credit facility.

(3)	Restructuring charges and business optimization costs (including costs associated with Transformation Initiative), severance and relocation costs.

(4)	Represents the amount of run rate cost savings related to the Transformation Initiative projected by Nielsen in good faith to be realized as a result of specified actions, which is a permitted adjustment in calculating covenant compliance under the senior secured credit facility. See Note 9 to the consolidated financial statements, “Restructuring Activities”, for discussion of the Transformation Initiative.

The adjustments reflecting estimated cost savings constitute forward looking statements described within the Private Securities Litigation Reform Act of 1995, as amended.

We may not realize the anticipated cost savings related to Transformation Initiative pursuant to the anticipated timetable or at all. We also cannot assure you that we will not exceed one time restructuring costs associated with implementing the anticipated cost savings. Run rate savings represent estimated annualized savings expected to be realized one year from December 31, 2007. Estimated savings are not provided on an interim basis.

(5)	Represents the annual Sponsor monitoring fees effective as of the acquisition date, to be increased by 5% on an annual basis.

(6)	These adjustments include the pro forma EBITDA impact of businesses that were acquired in 2007, gain on sale of fixed assets, subsidiaries and affiliates, dividends received from affiliates; equity in net income of affiliates, and the exclusion of Covenant EBITDA attributable to unrestricted subsidiaries.

(7)	Net debt, including Nielsen net debt, is not a defined term under GAAP. Net debt is calculated as total debt less cash and cash equivalents at December 31, 2007 excluding a contractual $10 million threshold.

(8)	The net secured debt is the consolidated total net debt that is secured by a lien on any assets or property of a loan party or a restricted subsidiary.

(9)	Net debt, as defined, excluding $346 million of Nielsen net debt, is not a defined term under GAAP. Nielsen and our unrestricted subsidiaries are not subject to the restrictive covenants contained in the senior secured credit facility, and Nielsen’s Senior Discount Notes are not considered obligations of any of Nielsen’s subsidiaries. Therefore, these notes will not be taken into account when calculating the ratios under the senior secured credit facility.

(10)	For the reasons discussed in footnote (9) above, the ratio of net debt (excluding The Nielsen Company B.V’s Senior Discount Notes) to Covenant EBITDA presented above does not include $346 million of Nielsen net indebtedness.

(11)	Consolidated interest expense is not a defined term under GAAP. Consolidated interest expense for any period is defined in our senior secured credit facility as the sum of (i) the cash interest expense of Nielsen Holding and Finance B.V. and its subsidiaries with respect to all outstanding indebtedness, including all commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance and net costs under swap contracts, net of cash interest income, and (ii) any cash payments in respect of the accretion or accrual of discounted liabilities during such period related to borrowed money (with a maturity of more than one year) that were amortized or accrued in a previous period, excluding, in each case, however, among other things, the amortization of deferred financing costs and any other amounts of non-cash interest, the accretion or accrual of discounted liabilities during such period, commissions, discounts, yield and other fees and charges incurred in connection with certain permitted receivables financing and all non-recurring cash interest expense consisting of liquidated damages for failure to timely comply with registration rights obligations and financing fees. Consolidated interest expense, including Nielsen interest expense, is not a defined term under GAAP. Consolidated interest expense, including Nielsen interest expense, is calculated as total consolidated interest expense for the four consecutive fiscal quarter periods ended on December 31, 2007, including $38 million of interest expense of Nielsen as follows:

(IN MILLIONS)
Cash Interest Income	$29
Cash Interest Expense	533

Net Cash Interest Expense for the year ended December 31, 2007	504
Plus: Pro Forma impact for the acquisitions and divestitures	23

Pro Forma Cash Interest Expense for the year ended December 31, 2007	$527

See “—Liquidity and Capital Resources” for further information on our indebtedness and covenants.

Transactions with Sponsors

In connection with the Valcon Acquisition and related debt financing, Nielsen’s parent paid the Sponsors $131 million in fees and expenses for financial and structural advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. These costs were allocated as debt issuance costs or included in the overall purchase price of the Valcon Acquisition based on the specific nature of the services performed.

In connection with the Valcon Acquisition, two of Nielsen’s subsidiaries and the Sponsors entered into advisory agreements, which provide for an annual management fee, in connection with planning, strategy, oversight and support to management, payable quarterly and in advance to each Sponsor, on a pro rata basis, for the eight year duration of the agreement, as well as reimbursements for each Sponsor’s respective out-of-pocket expenses in connection with the management services provided under the agreement. Annual management fees are $10 million in the first year starting on May 24, 2006, the effective date of the Valcon Acquisition, and increases by 5% annually thereafter.

Upon the consummation of a change in control transaction or an initial public offering in excess of $200 million, each of the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the advisory agreements (assuming an eight year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the eighth anniversary of the date of the original fee agreement date.

The advisory agreements also provide that Nielsen will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

For the Successor period from May 24, 2006 to December 31, 2006, Nielsen recorded $6 million in selling, general and administrative expenses related to these management fees and an additional $1 million was accrued for Sponsor travel and consulting.

For the year ended December 31, 2007 and the period from May 24, 2006 to December 31, 2006, the Company recorded $10 million and $6 million in selling, general and administrative expenses related to these management fees and $1 million related to Sponsor travel and $1 million related to consulting, respectively.

At December 31, 2007, amounts payable to Valcon Acquisition Holding B.V., the direct parent of Valcon are included in the balance sheet as follows: a $52 million loan in long-term debt, $78 million included in short-term debt and accrued interest of $4 million. In 2007, the Company recorded $4 million in interest expense related to these loans.

Commitments and Contingencies

Contractual Obligations. Our contractual obligations include capital lease obligations, facility leases, leases of certain computer and other equipment, agreements to purchase data and telecommunication services, the payment of principal on debt and pension fund obligations. At December 31, 2007, the minimum annual payments under these agreements and other contracts that had initial or remaining non-cancelable terms in excess of one year are as listed in the following table:

	Payments due by period
(IN MILLIONS)	TOTAL	2008	2009	2010	2011	2012	AFTER 2012
Capital lease obligations and other debt(a)	$313	$91	$16	$15	$15	$15	$161
Operating leases(b)	789	138	111	102	83	69	286
Other contractual obligations(c)	1,320	249	181	152	123	108	507
Short term and long term debt	8,045	133	52	615	82	164	6,999
Interest(d)	3,841	481	485	492	464	646	1,273
Pension fund obligations(e)	41	41	—	—	—	—	—
FIN 48 Obligations(f)	10	10	—	—	—	—	—

Total	$14,359	$1,143	$845	$1,376	$767	$1,002	$9,226

(a)	Our capital lease obligations are described in Note 11 to the consolidated financial statements “Long-Term Debt and Other Financing Arrangements.” Other debt represents bank overdrafts due within one year.

(b)	Our operating lease obligations are described in Note 16 to the consolidated financial statements “Commitments and Contingencies.”

(c)	Other contractual obligations represent obligations under agreement, which are not unilaterally cancelable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing.

Subsequent to December 31, 2007, Nielsen entered into a long term commitment, effective October 1, 2007, to outsource a portion of its Information Technology and Operations functions worldwide (see Note 19 to the consolidated financial statements, “Subsequent Events”). Nielsen has committed to purchase at least $1 billion in services during a 10 year period. For presentation purposes, the TCS commitment is included above on an estimated straight-line basis over the 10 year period.

(d)	Interest payments consist of interest on both fixed-rate and variable-rate debt. Variable-rate debt consists primarily of the unhedged portion of the $4,175 million term loan facility (7.27% at December 31, 2007) and the Euro denominated portion of the term loan facility (€800 million at 7.11% at December 31, 2007). See Note 11 to the consolidated financial statements, “Long-Term Debt and Other Financing Arrangements.”

(e)	Our contribution to pension and other post-retirement defined benefit plans for 2007 was $31 million; for the Successor period from May 24, 2006 to December 31, 2006 was $19 million; for the Predecessor period from January 1, 2006 to May 23, 2006 was $9 million; and, for 2005, $57 million. Future pension and other post-retirement benefits contributions are not determinable for time periods after 2008.

(f)	Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2007, the Company is unable to make reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Therefore, $195 million of unrecognized tax benefits (which includes interest and penalties of $23 million) have been excluded from the contractual obligations table above, except for $10 million that may become payable during 2008. See Note 14 to the consolidated financial statements, “Income Taxes”, for a discussion on income taxes.

In addition, depending on prevailing capital market conditions, we may choose from time to time to repurchase all or a portion of the Senior Discount Notes and/or our other debt securities, and we may do so by making open market purchases.

On February 19, 2008, AC Nielsen (US), Inc., a subsidiary of Nielsen, amended and restated its Master Services Agreement dated June 16, 2004, with Tata America International Corporation and Tata Consultancy Services Limited (jointly “TCS”). The term of the agreement is for ten years, effective October 1, 2007, with a one year renewal option granted to Nielsen, during which ten year period (or if Nielsen exercises its renewal option, eleven year period) Nielsen has committed to purchase at least $1 billion in services from TCS. Unless mutually agreed, the payment rates for services under the agreement are not subject to adjustment due to inflation or changes in foreign currency exchange rates. TCS will provide Nielsen with Information Technology, Applications Development and Maintenance and Business Process Outsourcing services globally. The amount of the purchase commitment may be reduced upon the occurrence of certain events, some of which also provide Nielsen with the right to terminate the agreement.

Guarantees and Other Contingent Commitments

At December 31, 2007, Nielsen was committed under the following guarantee arrangements:

Sub-lease guarantees

Nielsen provides sub-lease guarantees in accordance with certain agreements pursuant to which Nielsen guarantees all rental payments upon default of rental payment by the sub-lessee. To date, the Company has not been required to perform under such arrangements, does not anticipate making any significant payments related to such guarantees and, accordingly, no amounts have been recorded.

Letters of credit

Letters of credit issued and outstanding amount to $1 million.

Indemnification agreements

In connection with the sale of Directories in 2004, Nielsen is subject to certain contingent liabilities relating to periods prior to the sale, pursuant to an indemnity agreement with the acquirer. As of December 31, 2007, Nielsen has accrued approximately $45 million relating to this indemnity agreement.

Contingent consideration

Nielsen is obligated to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. At December 31, 2007, Nielsen had total maximum exposure for future estimated payments of $9 million, of which $1 million is based on continued employment and being expensed over the respective periods. Amounts of $3 million and $1 million were recognized as selling, general and administrative expenses in the year ended December 31, 2007 and the Successor period from May 24, 2006 to December 31, 2006, respectively.

Nielsen has no material liabilities for other guarantees arising in the normal course of business at December 31, 2007.

Legal Proceedings and Contingencies

Nielsen is subject to litigation and other claims in the ordinary course of business.

D&B Legacy Tax Matters

In November 1996, D&B, then known as The Dun & Bradstreet Corporation (“Old D&B”) separated into three public companies by spinning off the A.C. Nielsen Company (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Spin-Off”).

In June 1998, Old D&B changed its name to R.H. Donnelley Corporation (“Donnelley”) and spun-off The Dun & Bradstreet Corporation (“New D&B”) (the “D&B Spin”), and Cognizant changed its name to Nielsen Media Research, Inc. (“NMR”), now part of Valcon, and spun-off IMS Health (the “Cognizant Spin”). In September 2000, New D&B changed its name to Moody’s Corporation (“Moody’s”) and spun-off a company now called The Dun & Bradstreet Corporation (“Current D&B”) (the “Moody’s spin”). In November 1999, Nielsen acquired NMR and in 2001 Nielsen acquired ACNielsen.

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

Summary of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. FAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of FAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of FAS 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting FAS 157 effective January 1, 2008 is not expected to be material to the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115” (“FAS 159”), which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As the Company has not elected to fair value any financial instruments under the provisions of FAS 159, the adoption of this statement will not have an impact to its consolidated financial statements.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in consolidated financial statements, an amendment of ARB No. 51.” These new standards will change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in the consolidated financial statements. These pronouncements are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Nielsen is currently evaluating the impact of adopting SFAS No. 141 (R) and SFAS No. 160 on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Risk

We operate globally, deriving approximately 43% of revenues for the year ended December 31, 2007 in currencies other than the U.S. Dollar. We generate revenue and expenses in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure.

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

The table below details the percentage of revenues and expenses by currency for the Successor period from January 1, 2007 to December 31, 2007:

Successor period from January 1, 2007 to December 31, 2007

	U.S. Dollars	Euro	Other currencies
Revenues	57%	14%	29%
Operating costs	57%	14%	29%

Based on the Successor period, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $5 million annually, with an immaterial impact on operating income.

Interest Rate Risk

At December 31, 2007, we had $5,424 million nominal amount of debt under our new senior secured credit facilities which are based on a floating rate index and our EMTN floating rate notes. One percentage point increase in these floating rates would increase annual interest expense by approximately $54 million. Given our increased exposure to volatility in floating rates after the Valcon Acquisition and the subsequent refinancing, we evaluated hedging opportunities and entered into hedging transactions in November, 2006. After giving effect to these interest rate swap agreements, a one percentage point increase in interest rates would increase annual interest expense by $22 million.

In February 2008, we entered into an interest rate swap agreement which fixed the Libor-related portion of the interest rates for $500 million of our variable rate debt and will expire in February 2010. This swap further reduced the Company’s exposure to floating interest rates. After giving effect to the swap agreement, a one percentage point increase in interest rates will increase interest expense by $17 million.

Equity Price Risk

We are not exposed to material equity risk.

Item 8.	Financial Statements and Supplementary Data

The Nielsen Company B.V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders

The Nielsen Company B.V.

We have audited the accompanying consolidated balance sheets of The Nielsen Company B.V. as of December 31, 2007 and 2006 for the Successor and the related consolidated statements of operations, changes in shareholders’ equity and accumulated other comprehensive income, and cash flows for the year ended December 31, 2007 and for the period from May 24, 2006 through December 31, 2006 for the Successor and for the period from January 1, 2006 through May 23, 2006 for the Predecessor. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Nielsen Company B.V. at December 31, 2007 and 2006 for the Successor and the consolidated results of its operations and its cash flows for the year ended December 31, 2007 and for the period from May 24, 2006 through December 31, 2006 for the Successor and for the period from January 1, 2006 through May 23, 2006 for the Predecessor, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, The Nielsen Company B.V. changed its method of accounting for uncertainty in income taxes effective January 1, 2007.

/s/ ERNST & YOUNG LLP

New York, New York

March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders

The Nielsen Company B.V.

We have audited the accompanying consolidated statements of operations of The Nielsen Company B.V. (Predecessor) and the related consolidated changes in shareholders’ equity and accumulated other comprehensive income and cash flows for the year ended December 31, 2005. Our audit also included the financial statement schedule in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of The Nielsen Company B.V.’s (Predecessor) operations and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic 2005 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG ACCOUNTANTS

Amsterdam, The Netherlands

April 4, 2007, except for the effects of the segment reclassification discussed in Note 17 as to which the date is March 14, 2008

The Nielsen Company B.V.

Consolidated Balance Sheets

	Successor
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	December 31, 2007	December 31, 2006
Assets:
Current assets
Cash and cash equivalents	$399	$631
Marketable securities	—	151
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $27 and $29 in 2007 and 2006, respectively	912	740
Prepaid expenses and other current assets	182	171
Assets of discontinued operations	—	545

Total current assets	1,493	2,238

Non-current assets
Property, plant and equipment, net	559	524
Goodwill	7,786	6,664
Other intangible assets, net	5,343	5,772
Deferred tax assets	235	106
Other non-current assets	838	719

Total assets	$16,254	$16,023

Liabilities, minority interests and shareholders’ equity:
Current liabilities
Accounts payable and other current liabilities	$1,135	$988
Deferred revenues	502	451
Income tax liabilities	100	176
Current portion of long-term debt, capital lease obligations and other short-term borrowings	213	212
Liabilities of discontinued operations	—	143

Total current liabilities	1,950	1,970

Non-current liabilities
Long-term debt and capital lease obligations	8,037	7,761
Deferred tax liabilities	1,716	1,901
Other non-current liabilities	590	372

Total liabilities	12,293	12,004

Commitments and contingencies (Note 16)

Minority interests	4	105

Shareholders’ equity:

7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at December 31, 2007 and December 31, 2006	58	58
Additional paid-in capital	4,180	4,122
Accumulated deficit	(593)	(313)
Accumulated other comprehensive income, net of income taxes	311	46

Total shareholders’ equity	3,957	3,914

Total liabilities, minority interests and shareholders’ equity	$16,254	$16,023

The accompanying notes are an integral part of these consolidated financial statements.

The Nielsen Company B.V.

Consolidated Statements of Operations

	Successor		Predecessor
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006	Year ended December 31, 2005
Revenues	$4,707	$2,548	$1,626	$4,059

Cost of revenues, exclusive of depreciation and amortization shown separately below	2,112	1,202	787	1,904
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,585	912	554	1,464
Depreciation and amortization	457	257	126	312
Transaction costs	—	—	95	—
Restructuring costs	137	68	7	6

Operating income	416	109	57	373

Interest income	30	11	8	21
Interest expense	(648)	(372)	(48)	(130)
Gain/(loss) on derivative instruments	40	5	(9)	13
Loss on early extinguishment of debt	—	(65)	—	(102)
Foreign currency exchange transaction (losses)/gains, net	(105)	(71)	(3)	11
Equity in net income of affiliates	2	6	6	9
Other income/(expense), net	1	(7)	14	8

(Loss)/income from continuing operations before income taxes and minority interests	(264)	(384)	25	203

(Provision)/benefit for income taxes	(18)	105	(39)	(31)
Minority interests	—	—	—	—

(Loss)/income from continuing operations	(282)	(279)	(14)	172
Discontinued operations, net of tax	2	(17)	—	7

Net (loss)/income	$(280)	$(296)	(14)	179
Preferred stock dividends	NM	NM	(3)	(7)

Net (loss)/income available to common shareholders	NM	NM	$(17)	$172

Net (loss)/income per common share, basic and diluted
(Loss)/income from continuing operations	NM	NM	$(0.06)	$0.64
Discontinued operations	NM	NM	—	0.03

Net (loss)/income per common share	NM	NM	$(0.06)	$0.67

Weighted average common shares outstanding
Basic	NM	NM	257,462,508	255,795,495
Diluted	NM	NM	257,462,508	255,902,777

The accompanying notes are an integral part of these consolidated financial statements.

The Nielsen Company B.V.

Consolidated Statements of Cash Flows

	Successor		Predecessor
(IN MILLIONS)	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006	Year ended December 31, 2005
Operating Activities
Net (loss)/income	$(280)	$(296)	$(14)	$179
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Share-based payments expense	52	14	20	23
Gain on sale of discontinued operations, net of tax	(17)	—	(3)	(7)
Deferred income taxes	(48)	(193)	33	48
Currency exchange rate differences on financial transactions and other losses/(gains)	104	78	(11)	(19)
Loss on early extinguishment of debt	—	65	—	102
(Gain)/loss on derivative instruments	(40)	(5)	9	(13)
Equity in net income from affiliates, net of dividends received	6	(2)	2	2
Minority interest in net income of consolidated subsidiaries	—	—	1	1
Gain on sale of fixed assets, subsidiaries and affiliates	(1)	—	—	(18)
Depreciation and amortization	457	265	128	318
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(115)	(38)	31	(58)
Prepaid expenses and other current assets	(5)	(3)	2	22
Accounts payable and other current liabilities and deferred revenues	64	285	(95)	13
Other non-current liabilities	(18)	—	(3)	(18)
Interest receivable	(1)	2	5	15
Interest payable	115	219	(4)	(12)
Income taxes	(33)	41	(22)	(68)

Net cash provided by operating activities	240	432	79	510

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(832)	(43)	(57)	(178)
Proceeds/(payments) from sale of subsidiaries and affiliates, net	440	91	(3)	(23)
Additions to property, plant and equipment and other assets	(154)	(110)	(45)	(163)
Additions to intangible assets	(112)	(57)	(24)	(75)
Purchases of marketable securities	(75)	(63)	(56)	(122)
Sale and maturities of marketable securities	210	59	71	141
Other investing activities	6	(20)	17	(6)

Net cash used in investing activities	(517)	(143)	(97)	(426)

Financing Activities
Payment to Valcon to settle certain borrowings for the Valcon Acquisition	—	(5,862)	—	—
Proceeds from issuances of debt, net of issuance costs of $137 in the Successor period from May 24 – December 31, 2006	731	6,787	—	—
Repayment of debt	(648)	(1,549)	(466)	(1,805)
Stock activity of subsidiaries, net	—	6	(9)	(14)
(Decrease)/increase in other short-term borrowings	(69)	34	(6)	(673)
Repurchase of preference shares	—	(116)	—	—
Cash dividends paid to shareholders	—	(16)	—	(99)
Activity under stock plans	(10)	(91)	40	7
Settlement of derivatives and other financing activities	(4)	308	212	70

Net cash provided by/(used in) financing activities	—	(499)	(229)	(2,514)

Effect of exchange-rate changes on cash and cash equivalents	45	8	61	(189)

Net decrease in cash and cash equivalents	(232)	(202)	(186)	(2,619)

Cash and cash equivalents at beginning of period	631	833	1,019	3,638

Cash and cash equivalents at end of period	$399	$631	$833	$1,019

Non-cash Investing and Financing Activities
Valcon transactions pushed down to Nielsen
Acquisition of Nielsen by Valcon	$—	$(10,062)	$—	$—
Net borrowings for the Valcon acquisition, net of issuance costs of $60	—	5,773	—	—
Investment by parent companies	—	4,289	—	—

Supplemental Cash Flow Information
Cash paid for income taxes	$(99)	$(57)	$(30)	$(60)
Cash paid for interest, net of amounts capitalized	$(533)	$(167)	$(53)	$(144)

The accompanying notes are an integral part of these consolidated financial statements.

The Nielsen Company B.V.

Consolidated Statements of Changes in Shareholders’ Equity and Accumulated Other Comprehensive Income

					Accumulated Other Comprehensive Income/ (Loss), Net
(IN MILLIONS)	Total Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated (Deficit)/ Retained Earnings	Currency Translation Adjustments	Net Unrealized Gains/ (Losses) on Securities	Net Unrealized Gain on Cash Flow Hedges	Minimum Pension Liability	Total Shareholders’ Equity
Predecessor
Balance, January 1, 2005	$3	$57	$2,705	$3,148	$(524)	$4	$—	$(125)	$5,268
Comprehensive income/(loss):
Net income				179					179
Other comprehensive loss:
Currency translation adjustments, net of tax of $89					(63)				(63)
Unrealized gain on available-for-sale securities						6			6
Unrealized gain on cash flow hedges							3		3
Minimum pension liability, net of tax of $5								14	14

Total other comprehensive loss									(40)

Total comprehensive income									139
Dividend to preferred shareholders				(7)					(7)
Dividend to common shareholders		1	87	(180)					(92)
Activity under stock plans			7						7
Share-based payments expense			23						23
Dilution on stock issuance of subsidiary			(3)						(3)

Balance, December 31, 2005	3	58	2,819	3,140	(587)	10	3	(111)	5,335

Comprehensive income/(loss):
Net loss				(14)					(14)
Other comprehensive income:
Currency translation adjustments, net of tax of $7					106				106
Unrealized gain on available-for-sale securities						(4)			(4)
Cash flow hedges							1		1

Total other comprehensive income									103

Total comprehensive income									89
Activity under stock plans			39						39
Share-based payments expense			(63)						(63)
Dilution on stock issuance of subsidiary			(6)						(6)

Balance, May 23, 2006	$3	$58	$2,789	$3,126	$(481)	$6	$4	$(111)	$5,394

					Accumulated Other Comprehensive Income/(Loss), Net
(IN MILLIONS)	Total Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated (Deficit)/ Retained Earnings	Currency Translation Adjustments	Net Unrealized Gains/ (Losses) on Securities	Net Unrealized Gain/(Loss) on Cash Flow Hedges	Post Employment Adjustments SFAS 158	Total Shareholders’ Equity
Successor
Valcon Equity	$3	$58	$4,228	$—	$—	$—	$—	$—	$4,289
Comprehensive income/(loss):
Net loss				(296)					(296)
Other comprehensive income:
Currency translation adjustments					37				37
Unrealized loss on pension liability								(1)	(1)
Unrealized gain on available-for-sale securities						1			1
Cash flow hedges, net of tax of $(1)							9		9

Total other comprehensive income									46

Total comprehensive loss									(250)
Repurchase of preference shares	(2)		(114)						(116)
Dividend to preferred shareholders, net of tax of $1				(17)					(17)
Share-based payments expense			7						7
Dilution on stock issuance of subsidiary			1						1

Balance, December 31, 2006	1	58	4,122	(313)	37	1	9	(1)	3,914

Comprehensive income/(loss):
Net loss				(280)					(280)
Other comprehensive income:
Currency translation adjustments, net of tax of $(38)					281				281
Unrealized gain on pension liability, net of tax of $(15)								40	40
Unrealized gain on available-for-sale securities						(5)			(5)
Cash flow hedges, net of tax of $32							(51)		(51)

Total other comprehensive income									265

Total comprehensive loss									(15)
Options issued in business acquisitions			6						6
Share-based payments expense			52						52

Balance, December 31, 2007	$1	$58	$4,180	$(593)	$318	$(4)	$(42)	$39	$3,957

The Nielsen Company B.V.

Notes to Consolidated Financial Statements

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

On May 24, 2006, Nielsen was acquired through a tender offer to shareholders by Valcon Acquisition B.V. (“Valcon”), an entity formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, the “Sponsors”). Valcon’s cumulative purchases totaled 99.4% of Nielsen’s outstanding common shares as of December 31, 2007. Valcon also acquired 100% of the preferred B shares which were subsequently canceled during 2006. Valcon intends to acquire the remaining Nielsen common shares through a statutory squeeze-out procedure, pursuant to Dutch legal and regulatory requirements, which is expected to be completed in 2008. The common and preferred shares were delisted from the Euronext Amsterdam on July 11, 2006.

Nielsen became a subsidiary of Valcon upon the consummation of the acquisition by Valcon (the “Valcon Acquisition”). Valcon’s cost of acquiring Nielsen has been pushed-down to establish the new accounting basis in Nielsen. Although Nielsen continues as the same legal entity after the Valcon Acquisition, the accompanying consolidated statements of operations, cash flows and changes in shareholders’ equity are presented for two periods: Predecessor and Successor, which relate to periods preceding and succeeding the Valcon Acquisition. These separate periods reflect the new accounting basis established for Nielsen as of the acquisition date and have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The Successor portion of the financial statements also reflects the push-down of Valcon’s borrowings under its senior secured bridge facility, which was used to fund a portion of the Valcon Acquisition, and was repaid with funds borrowed by Nielsen and certain of its subsidiaries and equity contributions from the Sponsors.

The consolidated financial statements of Nielsen have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and all amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”).

Consolidation

The consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The equity method of accounting is used for investments in affiliates and joint ventures where Nielsen has significant influence but not control, usually supported by a shareholding of between 20% and 50% of the voting rights. Investments in which Nielsen owns less than 20% are accounted for either as available-for-sale securities if the shares are publicly traded or as cost method investments. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. The financial statements of certain subsidiaries outside the United States and Canada are consolidated using their statutory fiscal years ending November 30 to facilitate timely reporting of Nielsen’s financial results. There have been no significant intervening events which materially affect the consolidated financial position and results of operations of Nielsen after November 30, 2007, 2006 and 2005 related to these subsidiaries. The accounting policies followed by Nielsen in the Successor period are consistent with those of the Predecessor period. Certain reclassifications have been made to the prior period amounts to conform to the December 31, 2007 presentation.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Subsidiary Stock Transactions

At December 31, 2006, Nielsen owned approximately 60% of NetRatings, Inc. (“Nielsen//NetRatings”), a public company that provides internet audience measurement services and 49% of Nielsen BuzzMetrics, a private company that measures consumer-generated media, in which the company had a 51% voting interest. During 2007 Nielsen acquired the remaining minority interest of Nielsen BuzzMetrics. On June 22, 2007, Nielsen acquired the remaining minority interest in Nielsen//NetRatings. Prior to the acquisition of the remaining minority interest, Nielsen’s ownership percentage in Nielsen//NetRatings’ stock was impacted by Nielsen’s purchases of additional subsidiary stock, as well as subsidiary stock transactions, including the subsidiary’s stock repurchase and stock issuance. Nielsen recorded all gains and losses related to subsidiary stock transactions in shareholders’ equity in additional paid-in capital. For details related to Nielsen BuzzMetrics’ and Nielsen//NetRatings’ stock option exercises, see Note 13. Nielsen BuzzMetrics did not repurchase any shares for any of the periods presented. Nielsen//NetRatings repurchased 0.8 million and 1.1 million shares for an average price of $12.70 and $13.40 per share in cash for the periods January 1, 2006 to May 23, 2006 and for the year ended December 31, 2005, respectively, and there were no repurchases for any of the other periods presented.

Foreign Currency Translation

Nielsen has significant investments outside the United States, primarily in the Euro-zone and the United Kingdom. Therefore, changes in the value of foreign currencies affect the consolidated financial statements when translated into U.S. Dollars. The functional currency for substantially all subsidiaries outside the U.S. is the local currency. Financial statements for these subsidiaries are translated into U.S. Dollars at period-end exchange rates as to the assets and liabilities and monthly average exchange rates as to revenues, expenses and cash flows. For these countries, currency translation adjustments are recognized in shareholders’ equity as a component of accumulated other comprehensive income/(loss), whereas transaction gains and losses are recognized in foreign exchange transactions (losses)/gains, net.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Investments

Investments include available-for-sale securities carried at fair value, or at cost if not publicly traded, investments in affiliates, and a trading asset portfolio maintained to generate returns to offset changes in certain liabilities related to deferred compensation arrangements. For the available-for-sale securities, any unrealized holding gains and losses, net of deferred income taxes, are excluded from operating results and are recognized in shareholders’ equity as a component of accumulated other comprehensive income/(loss) until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are stated at historical cost less accumulated impairment losses, if any.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Goodwill and other indefinite-lived intangible assets, consisting of certain trade names and trademarks, are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. Nielsen reviews the recoverability of its goodwill by comparing the estimated fair values of reporting units with their respective carrying amounts. The Company established reporting units based on its internal reporting structure. The estimates of fair value of a reporting unit, which is generally one level below Nielsen’s operating segments, are determined using a combination of valuation techniques, primarily a discounted cash flow analysis and a market-based approach for the Nielsen Internet reporting unit. A discounted cash flow analysis requires the use of various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on Nielsen’s budget and business plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. In estimating the fair values of its reporting units, Nielsen also uses market comparisons and recent comparable transactions. The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace.

The tests for 2005, 2006 and 2007 confirmed that the fair value of Nielsen’s reporting units and indefinite lived intangible assets exceeded their respective carrying amounts and that no impairment was required.

Software and Other Amortized Intangible Assets

Intangible assets with finite lives are stated at historical cost, less accumulated amortization and impairment losses. These intangible assets are amortized on a straight-line basis over the following estimated useful lives, which are reviewed annually:

		Weighted Average
Trade names and trademarks (with finite lives)	20 - 40 years	26
Customer-related intangibles	6 - 25 years	22
Covenants-not-to-compete	2 - 7 years	5
Computer software	3 - 6 years	5
Patents and other	5 - 10 years	9

Nielsen has purchased and internally developed software to facilitate its global information processing, financial reporting and client access needs. These costs and related software implementation costs are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, and amortized over the estimated useful life.

Research and development costs

Research and development costs, which were not material for any periods presented, are expensed as incurred.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Property, Plant and Equipment

Property, plant and equipment are carried at historical cost less accumulated depreciation and impairment losses. Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of 25 to 50 years for buildings and 3 to 10 years for equipment.

Impairment of Long-Lived Assets

Long-lived assets held and used by Nielsen, including property, plant and equipment and amortized intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Nielsen evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows to be generated by the asset. If such asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Revenue Recognition

General

In accordance with provisions of SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, Nielsen recognizes revenue for the sale of services and products when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable, and the collectibility related to the services and products is reasonably assured.

A significant portion of Nielsen’s revenue is generated from its media and marketing services. The Company reviews all contracts to evaluate them pursuant to SAB 104 and recognizes revenue from the sale of its services and products based upon fair value as the services are performed, which is generally ratably over the term of the contract(s). Invoiced amounts are recorded as deferred revenue until earned.

Nielsen’s revenue arrangements may include “multiple elements” as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. In these arrangements, the individual deliverables within the contract are separated and recognized upon delivery based upon their fair values relative to the total contract value, to the extent that the fair values are readily determinable and the deliverables have stand-alone value to the customer (the “relative fair value method”).

A discussion of Nielsen’s revenue recognition policies, by segment, follows:

Consumer Services

Revenue, primarily from retail measurement services and consumer panel services, is recognized on a straight-line basis over the period during which the services are performed and information is delivered to the customer. Software sold as part of these arrangements is considered to be incidental to the arrangements and is not recognized as a separate element.

The Company performs customized research projects which are recognized into revenue as value is delivered to the customer. The pattern of revenue recognition for these contracts varies depending on the terms of the individual contracts, and may be recognized proportionally or deferred until the end of the contract term and recognized when the final report has been delivered to the customer.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Media

Revenue is primarily generated from television audience and internet measurement services and is recognized on a straight-line basis over the contract period, as the service is delivered to the customer. Software sold as part of these arrangements is considered to be incidental to the arrangements and is not recognized as a separate element.

Business Media

Revenue for publications, sold in single copies via newsstands and/or dealers, is recognized in the month in which the magazine goes on sale. Revenue from printed circulation and advertisements included therein is recognized on the date it is available to the consumer. Revenue from electronic circulation and advertising is recognized over the period during which both are electronically available. The unearned portion of paid magazine subscriptions is deferred and recognized on a straight-line basis with monthly amounts recognized on the magazines’ cover date.

For products, such as magazines and books, sold to customers with the right to return unsold items, revenues are recognized when the products are shipped, based on gross sales less an allowance for future estimated returns. Revenue from trade shows and certain costs are recognized upon completion of each event.

Deferred Costs

Incremental direct costs incurred related to establishing an electronic metered sample/panel in a market, are deferred. Deferred metered market assets are amortized over the original contract period, generally five years, beginning when the electronic metered sample/panel is ready for its intended use.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the Consolidated Statements of Operations. These costs include all brand advertising, telemarketing, direct mail and other sales promotion associated with Nielsen’s publications, exhibitions, and marketing/media research services and products. Advertising and marketing costs totaled $46 million for the year ended December 31, 2007, $32 million, $22 million and $80 million for the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 and for the year ended December 31, 2005, respectively.

Financial Instruments

Nielsen’s financial instruments include cash and cash equivalents, investments, long-term debt and derivative financial instruments. These financial instruments potentially subject Nielsen to concentrations of credit risk. To minimize the risk of credit loss, these financial instruments are primarily held with acknowledged financial institutions. The carrying value of Nielsen’s financial instruments approximate fair value, except for differences with respect to long-term, fixed and variable-rate debt and certain differences relating to investments accounted for at cost. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. Cash equivalents have original maturities of three months or less.

In addition, the Company has accounts receivable that are not collateralized. The Consumer Services and Media segments service high quality clients dispersed across many geographic areas, and Business Media’s

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

customer base consists of a large number of diverse customers. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends in determining the allowance for doubtful accounts.

Derivative Financial Instruments / Hedge Accounting

Nielsen uses derivative instruments principally to manage the risk associated with movements in foreign currency exchange rates and the risk that changes in interest rates will affect the fair value or cash flows of its debt obligations.

To qualify for hedge accounting, the hedging relationship must meet several conditions with respect to documentation, probability of occurrence, hedge effectiveness and reliability of measurement. At the inception of transactions entered into on or after January 1, 2005, Nielsen documents the relationship between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions as well as the hedge effectiveness assessment, both at the hedge inception and on an ongoing basis.

Nielsen recognizes all derivatives at fair value either as assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, Nielsen recognizes the changes in fair value of these instruments in other comprehensive income.

Share-Based Compensation

Nielsen adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, effective January 1, 2003, using the modified prospective method described in the statement. This standard requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the Consolidated Statements of Operations; however, no expense is recognized for options that do not ultimately vest. Nielsen recognizes the expense of its options that cliff vest using the straight-line method. For those that vest over time, an accelerated graded vesting is used. All stock options outstanding under the Predecessor stock option plans were settled or canceled by the Company in connection with the Valcon Acquisition. See Note 13 for a discussion of share-based compensation.

Income Taxes

Nielsen provides for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in the Consolidated Statements of Operations as an adjustment to income tax expense in the period that includes the enactment date.

The Company adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. Accordingly, the Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Comprehensive Income/(Loss)

Comprehensive income/(loss) is reported in the accompanying Consolidated Statements of Changes in Shareholders’ Equity and consists of net income and other gains and losses affecting shareholders’ equity that are excluded from net income.

2. Summary of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. FAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of FAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of FAS 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting FAS 157 effective January 1, 2008 is not expected to be material to the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115” (“FAS 159”), which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As the Company has not elected to fair value any financial instruments under the provisions of FAS 159, the adoption of this statement will not have an impact to its consolidated financial statements.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”. These new standards will change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in the consolidated financial statements. These pronouncements are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Nielsen is currently evaluating the impact of adopting SFAS No. 141 (R) and SFAS No. 160 on its consolidated financial statements.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

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

(IN MILLIONS)	May 24, 2006
Purchase price	$9,911
Direct acquisition costs of Valcon	151

Aggregate purchase price	$10,062

Customer related intangibles	$2,826
Trade names and trademarks	2,094
Computer software	369
Other intangible assets	67
Property, plant and equipment	515
Current assets	1,859
Other non-current assets	1,196
Debt	(2,487)
Deferred income taxes	(1,744)
Other current liabilities	(1,132)
Other long term liabilities	(385)
Deferred revenue	(380)
Minority interest	(102)
Goodwill	7,366

Total purchase price assigned	$10,062

The following unaudited pro forma financial information presents the consolidated results of operations as if the Valcon Acquisition occurred on January 1, 2005, after including certain pro forma adjustments for interest expense, depreciation and amortization, sponsor fees, pension expense and related income taxes. The pro forma financial information is not necessarily indicative of the combined results of operations had the Valcon Acquisition occurred at that date or the results of operations that may be obtained in the future.

	Year ended December 31,
(IN MILLIONS)	2006	2005
	(pro forma)	(pro forma)
Revenues	$4,174	$4,059
Loss from continuing operations	(368)	(203)

Successor

For the year ended December 31, 2007, Nielsen completed several acquisitions with an aggregate consideration, net of cash acquired, of $837 million. Goodwill increased by $508 million as a result of these acquisitions.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The most significant acquisitions were the purchase of the remaining minority interest of Nielsen BuzzMetrics ($47 million), on June 4, 2007, the purchase of the remaining minority interest of Nielsen//NetRatings ($330 million, including $33 million to settle all outstanding share-based awards), on June 22, 2007 and the acquisition of Telephia, Inc. (“Telephia”), on August 9, 2007, for approximately $449 million including non-cash consideration of $6 million. On October 15, 2007 the Company announced the formation of Nielsen Mobile, which combines Telephia with several existing Nielsen initiatives in the mobile market.

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

The purchase of the minority interests of Nielsen BuzzMetrics and Nielsen//NetRatings will allow Nielsen to consolidate its internet information services into a single service unit. The acquisition of Telephia is in line with Nielsen’s strategy to provide clients worldwide with measurement and analysis of consumer behavior and media use across all platforms.

During the period from May 24, 2006 to December 31, 2006, Nielsen completed several acquisitions with an aggregate consideration, net of cash acquired, of $29 million and deferred consideration up to a maximum of $5 million, contingent on future performance. Had these acquisitions occurred as of January 1, 2006 and 2005, the impact on Nielsen’s consolidated results of operations would have been immaterial.

Predecessor

Nielsen completed several acquisitions during the period from January 1, 2006 to May 23, 2006 and the year ended December 31, 2005, with an aggregate consideration of $69 million and $170 million, respectively, net of cash acquired. Had these acquisitions occurred at the beginning of the periods, the impact on Nielsen’s (Predecessor) consolidated results of operations would have been immaterial. Acquisitions during the period from January 1, 2006 to May 23, 2006, and the year ended December 31, 2005 resulted in additional goodwill of $54 million and $40 million, respectively, and additional identifiable intangible assets of $23 million and $8 million, respectively.

4. Business Divestitures

On February 8, 2007, Nielsen completed the sale of a significant portion of its Business Media Europe (“BME”) unit for $414 million in cash. This resulted in a gain on sale of discontinued operations of $17 million primarily related to BME’s previously recognized currency translation adjustments from the date of the Valcon Acquisition to the date of sale and a pension curtailment. No other material gain was recognized on the sale because the sales price approximated the carrying value.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Summarized results of operations for discontinued operations are as follows:

	Successor		Predecessor
(IN MILLIONS)	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006	Year ended December 31, 2005
Revenues	$18	$189	$106	$287
Operating (loss)/income	(18)	6	1	12
(Loss)/income before income taxes	(20)	(7)	(1)	9
Income tax benefit/(expense)	5	(10)	(2)	(9)

Net loss	(15)	(17)	(3)	—
Gain on sale, net of tax(1)	17	—	3	7

Income from discontinued operations	$2	$(17)	$—	$7

(1)	Gain on sale, net of tax, for the Predecessor periods relates to divestitures other than BME.

Nielsen allocated interest to discontinued operations in accordance with EITF Issue No. 87-24, “Allocation of Interest to Discontinued Operations”. The interest charges allocated to discontinued operations were comprised of interest expense on debt that was assumed by the acquirers of Nielsen’s discontinued operations and a portion of the consolidated interest expense of Nielsen, based on the ratio of net assets sold as a proportion of consolidated net assets. For the year ended December 31, 2007 and the periods from May 24, 2006 to December 31, 2006 and from January 1, 2006 to May 23, 2006 and for the year ended December 31, 2005, interest expense of $1 million, $13 million, $1 million and $3 million, respectively, was allocated to BME.

Following are the major categories of cash flows from discontinued operations, as included in Nielsen’s Consolidated Statements of Cash Flows:

	Successor		Predecessor
(IN MILLIONS)	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006	Year ended December 31, 2005
Net cash (used in)/provided by operating activities	$(10)	$20	$7	$11
Net cash used in investing activities	—	(5)	(12)	(5)
Net cash provided by financing activities	—	(1)	—	(1)

	$(10)	$14	$(5)	$5

In addition to the divestiture of BME, on October 30, 2007, the Company completed the sale of its 50% interest in VNU Exhibitions Europe B.V. to Jaarbeurs (Holding) B.V. for a cash consideration of $51 million which approximated the carrying value.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

5. Marketable Securities

The following is a summary of estimated fair values of investments based on quoted market prices:

(IN MILLIONS)	December 31, 2007	December 31, 2006
Current marketable securities:
Auction rate securities	$—	$49
Corporate notes	—	28
Commercial paper	—	10
Euro dollar bonds	—	13
Floating rate bonds	—	11
Government securities	—	9
Mutual funds	—	31

Total current marketable securities	$—	$151

Long-term investments:
Corporate notes	$—	$9
Euro dollar bonds	—	5
Government securities	1	1
Mutual funds	19	17
Equity securities	19	24

Total long-term investments	$39	$56

All auction rate securities, corporate notes, commercial paper, Euro dollar bonds, floating rate bonds, government securities and other marketable securities are classified as available-for-sale. At December 31, 2007, both the fair market value and cost of these marketable securities totaled $1 million, respectively. At December 31, 2006, both the fair market value and cost of these marketable securities totaled $135 million.

These investments are stated at fair value with any unrealized holding gains or losses, net of tax, included as a component of accumulated other comprehensive income/(loss) until realized. Nielsen uses the specific identification method to determine realized gains and losses on its available-for-sale securities. For the year ended December 31, 2007, the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 and the year ended December 31, 2005, realized gains and losses were immaterial.

Nielsen’s long-term equity securities are classified as available-for-sale. At December 31, 2007, the cost and net unrealized losses of Nielsen’s long-term equity securities totaled $23 million and $4 million, respectively. At December 31, 2006, the cost and net unrealized gains of Nielsen’s long-term equity securities totaled $23 million and $1 million, respectively.

Nielsen’s investments in mutual funds are intended to fund liabilities arising from its deferred compensation plan. These investments are classified as trading securities, and any gains or losses from changes in fair value are included in other income/(expense). Net gains were $3 million, $3 million, $2 million and $6 million for the year ended December 31, 2007, the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 and the year ended December 31, 2005, respectively.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

6. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2007, the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006.

(IN MILLIONS)	Consumer Services	Media	Business Media	Total
Predecessor
Balance, January 1, 2006	$2,050	$2,125	$848	$5,023

Effect of foreign currency translation	33	7	14	54
Additions	22	23	9	54
Other	—	1	—	1

Balance, May 23, 2006	$2,105	$2,156	$871	$5,132

Successor
Valcon Acquisition(1)	$2,797	$2,860	$1,310	$6,967
Effect of foreign currency translation	(11)	—	—	(11)
Additions	9	19	—	28
Assets of discontinued operations	—	—	(320)	(320)
Balance, December 31, 2006(1)	2,795	2,879	990	6,664

Adjustments to preliminary purchase price allocation	(84)	510	(17)	409
Effect of foreign currency translation	204	—	—	204
2007 acquisitions	4	505	—	509

Balance December 31, 2007	$2,919	$3,894	$973	$7,786

(1)	After reclassification of $148 million goodwill relating to Claritas from Consumer Services to Media, see Note 17, “Segments”.

At December 31, 2007, $445 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
(IN MILLIONS)	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Indefinite-lived intangibles:
Trade names and trademarks	$2,011	$2,123	$—	$—

Amortized intangibles:
Trade names and trademarks	$155	$161	$(9)	$(2)
Customer-related intangibles	3,008	3,175	(252)	(106)
Covenants-not-to-compete	28	28	(22)	(10)
Computer software	566	427	(162)	(46)
Patents and other	25	24	(5)	(2)

Total	$3,782	$3,815	$(450)	$(166)

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

In conjunction with the Telephia acquisition discussed in Note 3, the Company preliminarily allocated $243 million and $12 million of the purchase price to customer-related intangibles and computer software, respectively.

The amortization expense for the year ended December 31, 2007, for the periods from May 24, 2006 to December 31, 2006, January 1, 2006 to May 23, 2006 and for the year ended December 31, 2005 was $278 million, $166 million, $75 million and $190 million, respectively.

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

All other intangible assets are subject to amortization. Future amortization expense is estimated to be as follows:

(IN MILLIONS)
For the year ending December 31:
2008	$284
2009	278
2010	236
2011	191
2012	168
Thereafter	2,175

Total	$3,332

7. Property, Plant and Equipment

(IN MILLIONS)	December 31, 2007	December 31, 2006
Land and buildings	$329	$268
Information and communication equipment	345	245
Furniture, equipment and other	90	92

	764	605
Less accumulated depreciation	(205)	(81)

	$559	$524

Depreciation expense from continuing operations was $124 million, $71 million, $44 million and $109 million for the year ended December 31, 2007 and for the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 and for the year ended December 31, 2005, respectively.

Amortization expense on assets under capital leases was $6 million, $3 million, $2 million and $8 million for the year ended December 31, 2007 and for the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 and for the year ended December 31, 2005, respectively. The net book value of capital leases was $158 million and $120 million as of December 31, 2007 and 2006, respectively. Capital leases are comprised primarily of buildings.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

8. Derivative Financial Instruments

The following table shows the contract or underlying principal amounts and fair values of derivative financial instruments by type of contract at December 31, 2007 and 2006. Contract or underlying principal amounts indicate the volume of transactions outstanding at the balance sheet dates and do not represent amounts at risk. The fair values are determined using market prices and pricing models at December 31, 2007 and 2006.

	Contract or Underlying Principal Amount		Fair Value 2007		Fair Value 2006
(IN MILLIONS)	December 31, 2007	December 31, 2006	Positive Value (Assets)	Negative Value (Liabilities)	Positive Value (Assets)	Negative Value (Liabilities)
Interest-related instruments
Floating-to-fixed interest rate swaps	$3,165	$3,131	$4	$86	$2	$1

Currency-related instruments
EUR/USD cross-currency swaps	259	—	34	—	—	—
GBP/EUR cross-currency swaps	502	—	—	45	—	—
Forward currency exchange contracts	83	36	2	—	—	—

Total currency related instruments	844	36	36	45	—	—

Total derivative financial instruments	$4,009	$3,167	$40	$131	$2	$1

Current derivative financial instruments	$83	$36	$2	$—	$—	$—
Non-current derivative financial instruments	$3,926	$3,131	$38	$131	$2	$1

Interest-Related Instruments

Successor

Cash Flow Hedges

Nielsen is exposed to cash flow interest rate risk on the floating-rate U.S. Dollars and Euro Term Loans, and uses floating-to-fixed interest rate swaps to hedge this exposure. As of December 31, 2007 and 2006, floating-to-fixed interest rate swaps designated as cash flow hedges with notional amounts aggregating $3,165 million and $3,131 million, respectively were outstanding.

For the year ended December 31, 2007, an amount of $47 million relating to derivative financial instruments qualifying as cash flow hedges was recorded as a decrease of accumulated other comprehensive income. In the period from May 24, 2006 to December 31, 2006, $9 million relating to derivative financial instruments qualifying as cash flow hedges was recorded as an increase of accumulated other comprehensive income.

During the year ended December 31, 2007 and in the period from May 24, 2006 to December 31, 2006, $4 million and $2 million, respectively, has been reclassified to earnings as a result of cash flow hedges being terminated or sold.

Other Hedges

In the period from May 24, 2006 to December 31, 2006, an interest rate swap with a notional amount of $316 million and no hedge designation was terminated, resulting in a net loss of $2 million.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Predecessor

Fair Value Hedges

Nielsen was exposed to fair value interest rate risk on fixed-rate borrowings and has used fixed-to-floating interest rate swaps to hedge this exposure. As of December 31, 2005, fixed-to-floating interest rate swaps with aggregate notional amounts of $690 million were outstanding and designated as a fair value hedge. In the period from January 1, 2006 to May 23, 2006, Nielsen recorded a net loss of $12 million related to this interest rate swap.

Fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. Changes in fair value of derivative financial instruments designated and effective as fair value hedges are recorded in net earnings in the line item gain/(loss) on derivative instruments and are offset by corresponding changes in the fair value of the hedged item attributable to the risk being hedged. In the period from January 1, 2006 to May 23, 2006, an interest rate swap with a notional amount of $409 million designated as a fair value hedge matured and Nielsen recorded a net loss of $7 million on this interest rate swap.

For the period from January 1, 2006 to May 23, 2006 and for the year ended December 31, 2005, no net gains or losses were recorded in earnings representing the amount of the hedges’ ineffectiveness.

Currency-Related Instruments

Successor

The hedging strategy of Nielsen is to match, by major currency, the projected future business cash flows with the underlying debt service. When the derivative financial instrument is deemed to be highly effective in offsetting variability in the hedged item, changes in its fair value are recorded in accumulated other comprehensive income and recognized contemporaneously with the earnings effects of the hedged item.

During 2006, the debt service obligations of Nielsen shifted from primarily Euro obligations to primarily U.S. Dollar obligations due to the 2006 financing transactions discussed in Note 11. Additionally, Nielsen transacts business globally and is subject to risks associated with changes in certain currency exchange rates, primarily of the Euro, the Pound Sterling and the Japanese Yen. Consequently, Nielsen enters into various contracts which change in value as the exchange rates of such currencies change, to preserve the value of certain assets, liabilities, commitments and anticipated transactions.

During the year ended December 31, 2007, Nielsen entered into a cross-currency swap maturing in May, 2010 to hedge its exposure to foreign currency exchange rate movements on part of its GBP-denominated external debt. With this transaction a notional amount of GBP 225 million with a fixed interest rate of 5.625% has been swapped to a notional amount of €344 million with a fixed interest rate of 4.033%. The swap has been designated as a foreign currency cash flow hedge.

During the year ended December 31, 2007, Nielsen entered into a cross-currency swap maturing February, 2010 to convert part of its Euro-denominated external debt to U.S. Dollar-denominated debt. With this transaction a notional amount of €200 million with a 3-month Euribor based interest rate is swapped to a notional amount of $259 million with an interest rate based on 3-month USD-Libor minus a spread. No hedge designation was made for this swap and the fair value gain of $34 million on this cross-currency swap was recorded as a gain on derivative instruments.

At December 31, 2007 and 2006, Nielsen entered into several forward currency exchange contracts with notional amounts aggregating $83 million and $36 million, respectively, to hedge exposure to fluctuations in

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

various currencies. These contracts expire ratably over the subsequent year. Since no hedge designation was made for these currency exchange contracts, Nielsen recorded a net gain of $2 million and $5 million in the year ending December 31, 2007 and in the period from May 24, 2006 to December 31, 2006, respectively based on quoted market prices, for contracts with similar terms and maturity dates.

At December 31, 2006, no cross-currency swaps were outstanding. In the period from May 24, 2006 to December 31, 2006, cross-currency swaps with notional amounts aggregating $825 million and $266 million designated as net investment in non-Euro entity hedges and cash flow hedges, respectively, were terminated.

In the period from May 24, 2006 to December 31, 2006, Nielsen recorded a net loss of $18 million related to these derivative financial instruments and non-Euro-currency-denominated debt in the cumulative translation adjustment.

For the year ended December 31, 2007 and the period from May 24, 2006 to December 31, 2006, no net gains or losses were recorded in earnings representing the amount of the hedges’ ineffectiveness. Nielsen expects to transfer $4 million from accumulated other comprehensive income/(loss) to earnings in the next 12 months, as the derivative financial instruments and their underlying hedged items expire or mature according to their original terms, along with the earnings effects of the related forecast transactions in the next 12 months.

Predecessor

At December 31, 2005, Nielsen had entered into cross-currency swaps with notional amounts aggregating $2,062 million to hedge its net investments in non-Euro entities. Nielsen entered into forward currency exchange contracts and cross-currency swaps to hedge certain anticipated non-Euro cash flows, revenues and costs and the net investment in certain non-Euro entities.

At December 31, 2005, Nielsen had also entered into several forward currency exchange contracts with notional amounts aggregating $189 million, to hedge exposure to fluctuations in various currencies. These contracts expire ratably over the subsequent year. Since no hedge designation was made, based on quoted market prices for contracts with similar terms and maturity dates, Nielsen recorded net gain of $9 million in the period from January 1, 2006 to May 23, 2006 to adjust forward currency exchange contracts to their fair market value. In 2005, a net gain of $18 million was recorded.

Cash flow hedges

Nielsen used cross-currency swaps to convert certain debt denominated in a non-Euro currency to Euro-denominated debt. As of December 31, 2005, Nielsen had cash flow hedges in place with maturity dates up to 2010.

In the period from January 1, 2006 to May 23, 2006, an amount of $1 million related to derivative financial instruments qualifying as cash flow hedges was recorded as an increase of accumulated other comprehensive income/(loss). For the year ended December 31, 2005, amounts related to derivative financial instruments qualifying as cash flow hedges resulted in an increase of accumulated other comprehensive income/(loss) of $3 million.

In the period from January 1, 2006 to May 23, 2006, an amount of $1 million has been reclassified to earnings as a result of cash flow hedges being terminated or sold. For the year ended December 31, 2005, no amount has been reclassified to earnings as a result of cash flow hedges being terminated or sold.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

For the period from January 1, 2006 to May 23, 2006, no net gains or losses were recorded in earnings representing the amount of the hedges’ ineffectiveness.

Net Investment Hedges

Nielsen used cross-currency swaps and non-Euro-currency-denominated debt to hedge its net investments in non-Euro entities against adverse movements in currency exchange rates. Nielsen measures ineffectiveness based upon the change in spot rates in the case of floating-to-floating cross-currency swaps and forward rates in the case of fixed-to-fixed cross-currency swaps.

In the period from January 1, 2006 to May 23, 2006, Nielsen recorded a net gain of $111 million related to these derivative financial instruments and non-Euro-currency-denominated debt in accumulated other comprehensive income. For the year ended December 31, 2005, $197 million of net losses were included in accumulated other comprehensive income. For the period from January 1, 2006 to May 23, 2006, no net gains or losses were recorded in earnings representing the amount of the hedges’ ineffectiveness.

In the period from January 1, 2006 to May 23, 2006, a cross-currency swap with a notional amount of $613 million designated as a net investment in non-Euro entity hedge matured.

Counterparty Risk

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 11 for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. As at December 31, 2007, Nielsen’s maximum economic exposure to loss due to credit risk on derivative financial instruments was $18 million, if all bank counterparties were to default.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

9. Restructuring Activities

During 2007, 2006 and 2005, Nielsen initiated restructuring plans that primarily resulted in the involuntary termination of certain employees. In connection with all of the restructuring actions discussed, severance benefits were computed pursuant to the terms of local statutory minimum requirements in labor contracts or similar employment agreements. One-time termination benefits that are not subject to contractual arrangements provided to employees who are involuntarily terminated are recorded when management commits to a detailed plan of termination, and actions required to complete the plan indicate that significant changes are not likely. If employees are required to render service until they are terminated in order to earn the termination benefit, the benefits are recognized ratably over the future service period. Costs to consolidate or close facilities and relocate employees are expensed as incurred. Costs to terminate a contract without economic benefit to Nielsen are expensed at the time the contract is terminated. A summary of the changes in the accrual balance for restructuring activities and a discussion of each of Nielsen’s restructuring plans is provided below:

(IN MILLIONS)	Transformation Initiative	Other	Total
Predecessor
Balance as of December 31, 2004	$—	$38	$38
Charges	—	6	6
Payments	—	(26)	(26)
Effect of foreign currency translation	—	(1)	(1)

Balance as of December 31, 2005	—	17	17

Charges	6	1	7
Payments	(5)	(5)	(10)
Effect of foreign currency translation	—	—	—

Balance as of May 23, 2006	$1	$13	$14

Successor
Valcon Acquisition	$1	$13	$14
Charges	67	1	68
Payments	(12)	(8)	(20)
Effect of foreign currency translation	1	—	1

Balance at December 31, 2006	$57	$6	$63

Charges	137	—	137
Payments	(99)	(2)	(101)
Asset write-offs	(6)	—	(6)
Effect of foreign currency translation	6	—	6

Balance at December 31, 2007	$95	$4	$99

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

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

These initiatives are expected to be implemented by the end of 2008. Nielsen incurred $96 million in severance costs and $6 million in asset write-offs for the year ended December 31, 2007. Nielsen also incurred $35 million in consulting fees and other costs, related to review of corporate functions and outsourcing opportunities, for the year ended December 31, 2007. Consulting fees and related costs have been recorded as incurred.

Nielsen incurred $53 million in severance costs and $14 million in consulting fees and other related costs for the period May 24, 2006 to December 31, 2006. In the Predecessor period from January 1, 2006 to May 23, 2006 Nielsen incurred $1 million in severance costs and $5 million in consulting fees and other related costs. All severance and consulting fees have been or will be settled in cash.

Other

Other restructuring liabilities at December 31, 2007 relating to other restructuring programs amount to $4 million. These initiatives have been completed but payments will continue until 2009.

10. Pensions and Other Post-Retirement Benefits

Nielsen sponsors both funded and unfunded defined benefit pension plans for some of its employees in the Netherlands, the United States and other international locations. In the United States, the post-retirement benefit plan relates to healthcare benefits for a limited group of participants who meet the eligibility requirements. In connection with the Valcon Acquisition, Nielsen applied purchase accounting in accordance with SFAS No. 141, and accordingly, its Successor pension liabilities were recorded at fair value.

In connection with the Valcon Acquisition in 2006, the benefit accruals of the U.S. defined benefit pension plans were frozen and the net impact of freezing such benefits has been included in the purchase price allocation.

Effective with the Valcon Acquisition, Nielsen adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which requires recognition of an asset or liability reflecting the over or under funded status of defined benefit pension plans as a part of accumulated other comprehensive income. Nielsen uses a measurement date of December 31 for its primary Netherlands, Canada and United States pension and post-retirement benefit plans and the fiscal year-end for other international plans.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

A summary of the activity for Nielsen’s defined benefit pension plans and other post-retirement benefit plans follows:

	Successor
	Pension Benefits Year ended December 31, 2007
(IN MILLIONS)	The Netherlands	United States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$582	$235	$535	$1,352
Service cost	5	—	15	20
Interest cost	27	14	26	67
Plan participants’ contributions	2	—	2	4
Actuarial (gain)/loss	(21)	(7)	(61)	(89)
Benefits paid	(33)	(7)	(25)	(65)
Curtailments	(5)	—	1	(4)
Settlements	—	—	(6)	(6)
Effect of foreign currency translation	64	—	41	105

Benefit obligation at end of period	621	235	528	1,384

Change in plan assets
Fair value of plan assets at beginning of period	679	184	397	1,260
Actual return on plan assets	5	7	18	30
Employer contributions	4	—	26	30
Plan participants’ contributions	2	—	2	4
Benefits paid	(33)	(7)	(25)	(65)
Third party contribution	2	—	—	2
Settlements	—	—	(5)	(5)
Effect of foreign currency translation	72	—	32	104

Fair value of plan assets at end of period	731	184	445	1,360

Funded status	$110	$(51)	$(83)	$(24)

Amounts recognized in the Consolidated Balance Sheets
Pension assets under other non-current assets	$110	$—	$4	$114
Current liabilities	—	(4)	(2)	(6)
Accrued benefit liability(1)	—	(47)	(85)	(132)

Net amount recognized	$110	$(51)	$(83)	$(24)

Amounts recognized in Accumulated Other Comprehensive Income, before tax
Net loss (gain)	$10	$1	$(56)	$(45)
Impact of Curtailments / Settlements	(2)	—	1	(1)

Total recognized in other comprehensive loss / (income)	$8	$1	$(55)	$(46)

Total recognized in net periodic benefit cost and other comprehensive loss / (income)	$—	$1	$(40)	$(39)

(1)	Included in other non-current liabilities.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

	Successor
	Pension Benefits May 24, 2006 through December 31, 2006
(IN MILLIONS)	The Netherlands	United States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$567	$222	$491	$1,280
Service cost	4	3	9	16
Interest cost	15	7	15	37
Plan participants’ contributions	1	—	1	2
Actuarial (gain)/loss	(5)	7	16	18
Benefits paid	(17)	(4)	(11)	(32)
Effect of foreign currency translation	17	—	14	31

Benefit obligation at end of period	582	235	535	1,352

Change in plan assets
Fair value of plan assets at beginning of period	656	168	354	1,178
Actual return on plan assets	18	16	30	64
Employer contributions	1	4	13	18
Plan participants’ contributions	1	—	1	2
Benefits paid	(18)	(4)	(11)	(33)
Effect of foreign currency translation	21	—	10	31

Fair value of plan assets at end of period	679	184	397	1,260

Funded status	$97	$(51)	$(138)	$(92)

Amounts recognized in the Consolidated Balance Sheets
Pension assets under other non-current assets	$97	$—	$1	$98
Current liabilities	—	—	(3)	(3)
Accrued benefit liability(1)	—	(51)	(136)	(187)

Net amount recognized	$97	$(51)	$(138)	$(92)

(1)	Included in other non-current liabilities.

Unrecognized actuarial loss of $1 million is recognized within accumulated other comprehensive income at December 31, 2006.

The total accumulated benefit obligation and minimum liability changes for all defined benefit plans were as follows:

	Successor		Predecessor
(IN MILLIONS)	Year Ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006	Year Ended December 31, 2005
Accumulated benefit obligation	$1,311	$1,274	$1,170	$1,160
(Decrease)/increase to other comprehensive income for minimum pension liability:
—before income taxes	—	—	—	(7)
—after income taxes	—	—	—	(2)

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

	Successor
	Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets at December 31, 2007
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$—	$235	$356	$591
Accumulated benefit obligation	—	235	317	552
Fair value of plan assets	—	184	275	459

	Successor
	Pension Plans with Projected Benefit Obligation in Excess of Plan Assets at December 31, 2007
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$—	$235	$490	$725
Accumulated benefit obligation	—	235	430	665
Fair value of plan assets	—	184	403	587

	Successor
	Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets at December 31, 2006
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$—	$235	$444	$679
Accumulated benefit obligation	—	235	400	635
Fair value of plan assets	—	184	315	499

	Successor
	Pension Plans with Projected Benefit Obligation in Excess of Plan Assets at December 31, 2006
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$48	$235	$526	$809
Accumulated benefit obligation	44	235	464	743
Fair value of plan assets	46	184	388	618

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

	Net Periodic Pension Cost
(IN MILLIONS)	The Netherlands	United States	Other	Total
Successor
Year ended December 31, 2007
Service cost	$5	$—	$15	$20
Interest cost	27	14	26	67
Expected return on plan assets	(35)	(14)	(26)	(75)
Curtailment (gain)/ loss	(3)	—	—	(3)
Third party contribution	(2)	—	—	(2)

Net periodic pension cost	$(8)	$—	$15	$7

May 24, 2006 through December 31, 2006
Service cost	$4	$3	$9	$16
Interest cost	15	7	15	37
Expected return on plan assets	(20)	(7)	(15)	(42)

Net periodic pension cost	$(1)	$3	$9	$11

Predecessor
January 1, 2006 through May 23, 2006
Service cost	$2	$5	$6	$13
Interest cost	10	5	8	23
Expected return on plan assets	(12)	(5)	(8)	(25)
Amortization of net loss	—	2	4	6

Net periodic pension cost	$—	$7	$10	$17

Year ended December 31, 2005
Service cost	$6	$12	$13	$31
Interest cost	25	13	20	58
Expected return on plan assets	(29)	(13)	(22)	(64)
Amortization of net loss	1	6	9	16
Curtailment gain	(4)	—	—	(4)

Net periodic pension cost	$(1)	$18	$20	$37

The Netherlands curtailment gain of $3 million in 2007 related to the sale of BME and was credited to discontinued operations.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Estimated amounts that will be amortized from accumulated other comprehensive income over 2008 are not material.

The weighted average assumptions underlying the pension computations were as follows:

	Successor		Predecessor
	Year ended December 31, 2007	May 24, 2006 - December 31, 2006	January 1, 2006 - May 23, 2006	Year ended December 31, 2005
Pension benefit obligation:
—discount rate	5.7%	4.9%	5.1%	4.6%
—rate of compensation increase	2.9	3.2	3.2	3.2

Net periodic pension costs:
—discount rate	4.9	5.1	4.6	4.9
—rate of compensation increase	2.7	3.2	3.2	3.2
—expected long-term return on plan assets	6.1	6.3	5.9	6.1

Nielsen’s pension plans’ weighted average asset allocations by asset category are as follows:

	The Netherlands	United States	Other	Total
Successor
At December 31, 2007
Equity securities	20%	65%	59%	39%
Fixed income securities	74	35	38	57
Other	6	—	3	4

Total	100%	100%	100%	100%

At December 31, 2006
Equity securities	26%	67%	63%	44%
Fixed income securities	73	33	35	55
Other	1	—	2	1

Total	100%	100%	100%	100%

No Nielsen shares are held by the pension plans.

The overall target asset allocation among all plans for 2007 was 39% equity securities and 58% long-term interest-earning investments (debt or fixed income securities), and 3% other securities.

The assumptions for the expected return on plan assets for pension plans were based on a review of the historical returns of the asset classes in which the assets of the pension plans are invested. The historical returns on these asset classes were weighted based on the expected long-term allocation of the assets of the pension plans.

Nielsen’s primary objective with regard to the investment of pension plan assets is to ensure that in each individual plan, sufficient funds are available to satisfy future benefit obligations. For this purpose, asset and liability management studies are made periodically at each pension fund. For each of the pension plans, an appropriate mix is determined on the basis of the outcome of these studies, taking into account the national rules and regulations.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Contributions to the pension plans in 2008 are expected to be approximately $4 million for the Dutch plan, $14 million for the U.S. plan and $22 million for other plans.

Estimated future benefit payments are as follows:

(IN MILLIONS)	The Netherlands	United States	Other	Total
For the years ending December 31,
2008	$37	$10	$22	$69
2009	36	7	23	66
2010	36	8	24	68
2011	37	8	26	71
2012	38	9	27	74
2013-2017	198	55	156	409

Other Post-Retirement Benefits

The components of other post-retirement benefit cost for the year ended December 31, 2007 and for the period from May 24, 2006 to December 31, 2006, were as follows:

	Successor
	Other Post-Retirement Benefits Year ended December 31, 2007
(IN MILLIONS)	The Netherlands	United States	Total
Change in benefit obligation
Benefit obligation at beginning of period	$1	$15	$16
Interest cost	—	1	1
Actuarial (gain)/loss	—	(3)	(3)
Benefits paid	—	(1)	(1)

Benefit obligation at end of period	1	12	13

Change in plan assets
Fair value of plan assets at beginning of period	—	—	—
Employer contributions	—	1	1
Benefits paid	—	(1)	(1)

Fair value of plan assets at end of period	—	—	—

Funded status
Funded status and amount recognized at end of period	$(1)	$(12)	$(13)

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

	Successor
	Other Post-Retirement Benefits May 24, 2006 through December 31, 2006
(IN MILLIONS)	The Netherlands	United States	Total
Change in benefit obligation
Benefit obligation at beginning of period	$1	$14	$15
Interest cost	—	—	—
Actuarial (gain)/loss	—	1	1
Benefits paid	—	—	—

Benefit obligation at end of period	1	15	16

Change in plan assets
Fair value of plan assets at beginning of period	—	—	—
Employer contributions	—	1	1
Benefits paid	—	(1)	(1)

Fair value of plan assets at end of period	—	—	—

Funded status
Funded status and amount recognized at end of period	$(1)	$(15)	$(16)

Estimated amounts that will be amortized from accumulated other comprehensive income over 2008 are not material.

The net periodic benefit cost for other post-retirement benefits were insignificant for the year ended December 31, 2007, for the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 and for the year ended December 31, 2005.

The weighted average assumptions for post-retirement benefits were as follows:

	Successor		Predecessor
	Year ended December 31, 2007	May 24- December 31, 2006	January 1- May 23, 2006	Year ended December 31, 2005
Discount rate for net periodic other post-retirement benefit costs	5.9%	6.3%	5.6%	5.3%
Discount rate for other post-retirement benefit obligations at December 31	6.4%	5.9%	6.3%	5.6%

Assumed healthcare cost trend rates at December 31:
— healthcare cost trend assumed for next year	8%	9.0%	9.0%	11.0%
— rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
— year in which rate reaches the ultimate trend rate	2013	2011	2011	2011

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

(IN MILLIONS)	1% Increase	1% Decrease
Effect on total of service and interest costs	$—	$—
Effect on other post-retirement benefit obligation	1	(1)

Contributions to post-retirement benefit plans are expected to be $1 million annually for the Company’s U.S. plans.

Defined Contribution Plans

Nielsen also offers defined contribution plans to certain participants, primarily in the United States. Nielsen’s expense related to these plans was $39 million, $20 million, $13 million, and $32 million for the year ended December 31, 2007, for the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 and for the year ended December 31, 2005, respectively. In the United States, Nielsen contributes cash to each employee’s account in an amount up to 3% of compensation (subject to IRS limitations), although this contribution was increased to 4% upon the freeze of the U.S. defined benefit pension plan. No contributions are made in shares of Nielsen.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

11. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of December 31, 2007.

	December 31, 2007			December 31, 2006
(IN MILLIONS)	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
$4,525 million senior secured term loan (LIBOR based variable rate of 7.28%) due 2013		$4,471	$4,236		$4,165	$4,199
EUR 546 million senior secured term loan (EURIBOR based variable rate of 7.11%) due 2013		797	756		1,055	1,064
$688 million senior secured revolving credit facility (EURIBOR or LIBOR based variable rate of 7.45%) due 2012		10	9		—	—

Total senior secured credit facilities (with weighted average interest rate)	7.44%	$5,278	$5,001	7.90%	$5,220	$5,263
$1,070 million 12.50% senior subordinated discount debenture loan due 2016		695	748		616	735
$650 million 10.00% senior debenture loan due 2014		650	663		650	703
EUR 343 million 11.125% senior discount debenture loan due 2016		340	301		277	315
EUR 150 million 9.00% senior debenture loan due 2014		219	223		198	218
GBP 250 million 5.625% debenture loan (EMTN) due 2010 or 2017 (effective rate 5.76%)		497	473		492	469
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 5.98%) due 2010		73	75		67	69
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 6.03%) due 2012		73	77		67	70
EUR 30 million 6.75% private placement debenture loan (EMTN) due 2012		46	43		43	40
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011 (effective rate 2.68%)		37	33		35	32
$150 million 7.60% debenture loan due 2009		—	—		2	2

Total debenture loans (with weighted average interest rate)	10.31%	2,630	2,636	10.16%	2,447	2,653

Other loans, due 2009 - 2017	4.37%	59	59	6.44%	7	6

Total long-term debt	8.24%	7,967	7,696	8.52%	7,674	7,922
Capital lease obligations		130			145
Short-term debt		78			20
Bank overdrafts		75			134

Total debt and other financing arrangements		8,250			7,973
Less: Current portion of long-term debt, capital lease obligations and other short-term borrowings		213			212

Non-current portion of long-term debt and capital lease obligations		$8,037			$7,761

The average of the contractual interest rates at December 31, 2007 on Nielsen’s long-term debt, weighted by principal amounts was 8.24%. Nielsen has entered into a number of interest rate swap transactions to hedge the interest rate risk on a part of its floating rate debt. Taking into account the effect of these interest rate swaps, the weighted average of the contractual interest rates at December 31, 2007 on Nielsen’s long-term debt was 8.15%.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The carrying amounts of Nielsen’s long-term debt are denominated in the following currencies:

(IN MILLIONS)	December 31, 2007	December 31, 2006
U.S. Dollars	$5,833	$5,438
Euro	1,600	1,709
British Pound (“GBP”)	497	492
Japanese Yen	37	35

	$7,967	$7,674

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
2008	$55
2009	52
2010	615
2011	82
2012	164
Thereafter	6,999

$7,967

See note 8 for a discussion of Nielsen’s policies with respect to foreign currency exchange risk, interest rate risk, credit risk and liquidity risk.

Senior secured credit facilities

In August 2006, Nielsen entered into senior secured credit facilities, consisting of seven-year $4,175 million (increased to $4,525 million on August 9, 2007, see below) and €800 million (decreased to €546 million following the repayment on February 9, 2007, see below) senior secured term loan facilities and the full amounts under these facilities were borrowed with an aggregate carrying amount of $5,268 million and $5,220 million at December 31, 2007 and December 31, 2006, respectively.

In August 2006, Nielsen also entered into a six-year $688 million senior secured revolving credit facility under which no amounts were outstanding at December 31, 2006. To finance the acquisition of Nielsen//NetRatings for $330 million, Nielsen borrowed $115 million of the $688 million senior secured revolving credit facility. On August 9, 2007, the Company completed the acquisition of Telephia for approximately $449 million. $350 million of the purchase price was funded using the incremental provision of the senior secured loan facilities and the balance funded through the availability under the Company’s revolving credit facility and cash on hand. As of December 31, 2007 $10 million of the revolving credit facility remains outstanding. The senior secured revolving credit facility can be used for revolving loans, letters of credit and for swingline loans, and is available in U.S. Dollars, Euros and certain other currencies.

Nielsen was required to repay installments on the borrowings under the senior secured term loan facilities in quarterly principal amounts of 0.25% of their original principal amount as from December 2006, with the remaining amount payable on the maturity date of the term loan facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at Nielsen’s option, various base rates. The applicable margin for borrowings under the senior secured revolving credit facility may be reduced subject

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

to Nielsen attaining certain leverage ratios. Nielsen pays a quarterly commitment fee of 0.5% on unused commitments under the senior secured revolving credit facility. The applicable commitment fee rate may be reduced subject to Nielsen attaining certain leverage ratios.

On February 9, 2007, Nielsen applied $328 million of the proceeds from the sale of BME towards a mandatory pre-payment on the Euro senior secured term loan facility. By making this pre-payment, Nielsen will no longer be required to pay the scheduled quarterly installments for the remainder of the term of the Euro senior secured term loan facility.

Nielsen’s senior secured credit facilities are guaranteed by Nielsen, and certain of its existing and subsequently acquired or organized wholly-owned subsidiaries and are secured by substantially all of the existing and future property and assets (other than cash) of Nielsen’s U.S. subsidiaries and by a pledge of the capital stock of the guarantors discussed in Note 21, the capital stock of Nielsen’s U.S. subsidiaries and the guarantors and up to 65% of the capital stock of certain of Nielsen’s non-U.S. subsidiaries. Under a separate security agreement, substantially all of the assets of Nielsen are pledged as collateral for amounts outstanding under the senior secured credit facilities.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, Nielsen and most of its subsidiaries’ ability to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business that Nielsen conducts. In addition, after an initial grace period, Nielsen is required, beginning with the twelve month period ending September 30, 2007, to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit facilities also contain certain customary affirmative covenants and events of default. Since September 30, 2007, Nielsen has been in compliance with all such covenants.

Debenture loans

In August 2006, Nielsen Finance LLC and Nielsen Finance Co. (together “Nielsen Finance”), wholly-owned subsidiaries of Nielsen, issued $650 million 10% and €150 million 9% senior notes due 2014 (the “Senior Notes”) with carrying values of $650 million and $219 million at December 31, 2007, respectively (December 31, 2006: $650 million and $198 million). Interest is payable semi-annually as from February 2007. The Senior Notes are senior unsecured obligations and rank equal in right of payment to all of Nielsen Finance’s existing and future senior indebtedness.

In August 2006, Nielsen Finance also issued $1,070 million 12.5% senior subordinated discount notes due 2016 (“Senior Subordinated Discount Notes”) with a carrying amount of $695 million and $616 million at December 31, 2007 and December 31, 2006, respectively. Interest accretes through 2011 and is payable semi-annually commencing February 2012. The Senior Subordinated Discount Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all Nielsen Finance’s existing and future senior indebtedness, including the Senior Notes and the senior secured credit facilities.

The indentures governing the Senior Notes and Senior Subordinated Discount Notes limit the majority of Nielsen’s subsidiaries’ ability to incur additional indebtedness, pay dividends or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies subject to

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

certain exceptions. Upon a change in control, Nielsen Finance is required to make an offer to redeem all of the Senior Notes and Senior Subordinated Discount Notes at a redemption price equal to the 101% of the aggregate accreted principal amount plus accrued and unpaid interest. The Senior Notes and Senior Subordinated Discount Notes are jointly and severally guaranteed by Nielsen (See Note 21 for further description of the related guarantees).

In August 2006, Nielsen issued €343 million 11.125% senior discount notes due 2016 (“Senior Discount Notes”), with a carrying value of $340 million and $277 million at December 31, 2007 and December 31, 2006, respectively. Interest accretes through 2011 and is payable semi-annually commencing February 2012. The Senior Discount Notes are senior unsecured obligations and rank equal in right of payment to all of Nielsen’s existing and future senior indebtedness. The notes are effectively subordinated to Nielsen’s existing and future secured indebtedness to the extent of the assets securing such indebtedness and will be structurally subordinated to all obligations of Nielsen’s subsidiaries.

Nielsen has a Euro Medium Term Note (“EMTN”) program in place under which no further debenture loans and private placements can be issued. All debenture loans and most private placements are quoted on the Luxembourg Stock Exchange. At December 31, 2007 and 2006, amounts with a carrying value of $726 million and $706 million, respectively, were outstanding under the EMTN program.

Outstanding under the EMTN program above is a GBP 250 million 5.625% EMTN debenture loan issued in 2003 and due in 2010 or 2017 with a carrying amount of $497 million and $492 million at December 31, 2007 and December 31, 2006, respectively. In 2010, the interest rate on the GBP 250 million debenture loan will be adjusted to 5.50% plus the then applicable Nielsen market credit spread or the debentures will be paid at par under a re-acquisition right exercisable in 2010 and held by two investment banks.

Senior secured bridge facility

In connection with the Valcon Acquisition, Valcon entered into a senior secured bridge facility, under which Valcon had borrowed $6,164 million as of August 2006. The debt and related interest expense have been recorded in the accounts of Nielsen in connection with the push-down of the consideration paid by Valcon further discussed in Note 1. The bridge loan was settled in August 2006 with proceeds from the issuance of the Senior Notes, Senior Subordinated Discount Notes and borrowings under the senior secured credit facilities resulting in a loss on early extinguishment of debt of $60 million related to the write-off of unamortized deferred financing costs of the bridge loan.

Deferred financing costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the life of the related debt. Deferred financing costs are $122 million and $135 million at December 31, 2007 and 2006, respectively.

Related party lenders

A portion of the borrowings amounting to $380 million and $409 million under the senior secured credit facility were sold to certain of the Sponsors as of December 31, 2007 and 2006, respectively, at terms consistent with third party borrowers. Interest expense on amounts held by the Sponsors was $28 million during the year ended December 31, 2007 and $15 million during the period May 24, 2006 to December 31, 2006.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Capital Lease Obligations

Nielsen leases certain computer equipment, buildings and automobiles under capital leases. These arrangements do not include terms of renewal, purchase options, or escalation clauses.

Assets under capital lease are recorded within property, plant and equipment (Note 7).

Future minimum capital lease payments under non-cancelable capital leases at December 31, 2007 are as follows:

(IN MILLIONS)
2008	$16
2009	16
2010	15
2011	15
2012	15
Thereafter	161

Total	238
Less: amount representing interest	108

Present value of minimum lease payments	$130

Current portion	$5
Total non-current portion	125

Present value of minimum lease payments	$130

Capital leases have effective interest rates ranging from 4% to 7%. Interest expense recorded related to capital leases during the year ended December 31, 2007 and the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 and for the year ended December 31, 2005 was $10 million, $5 million, $4 million and $9 million, respectively.

12. Shareholders’ Equity

Each share of common stock has the right to one vote and a dividend determined at the general meeting of shareholders. Nielsen declared a dividend of €0.12 per share of common stock for the year ended December 31, 2005. No dividends were declared or paid on the common stock in 2007 and 2006.

Common stock activity is as follows:

	Successor		Predecessor
	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006	Year ended December 31, 2005
(Actual number of shares)
Beginning of year or period	258,463,857	258,443,857	257,073,932	253,757,620
Common share dividend	—	—	—	3,088,567
Conversion priority shares into common shares	—	20,000	—	—
Exercise of management and personnel options	—	—	1,369,925	227,745

End of year or period	258,463,857	258,463,857	258,443,857	257,073,932

In the event of an issuance of common stock, each holder of common stock has the first opportunity to purchase newly issued Nielsen common stock proportionate to the percentage of shares already held by the

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

respective holder (“pre-emptive right”). However, such holder does not have any pre-emptive right to (i) stock issued against contribution other than in cash, and (ii) common stock issued to employees of Nielsen or of a group company of Nielsen.

Each share of 7% preferred stock had the right to 40 votes, non-cumulative dividend of €0.64 per share and a liquidation preference equal to the original issuance price of the 7% preferred stock, any capital contributions of the shareholder and any unpaid dividends, increased annually by 7% through the date of dissolution. Nielsen declared and paid dividends of €0.64 per share on 7% preferred stock for the financial year December 31, 2005. No dividend was declared or paid on the 7% preferred stock for the financial years 2006 and 2007.

The issued and outstanding common shares and 7% preferred shares of Nielsen were listed on the stock exchange of Euronext Amsterdam until delisting as of July 11, 2006 (see Note 1).

Each share of priority stock had the right to 40 votes, dividends of €0.45 per share and a liquidation preference. Nielsen declared and paid dividends of €0.45 and per share on priority stock for the year ended December 31, 2005. On March 31, 2006 Nielsen acquired the priority shares which were subsequently converted into 20,000 common shares on June 13, 2006.

Each share of series B cumulative preferred stock had the right to one vote, a cumulative dividend of 6.22% calculated at issuance based on various factors, and a liquidation preference. Nielsen declared dividends of €1.76 and €0.78 per share on series B preferred stock in the period from May 24 to December 31, 2006 and the year ended December 31, 2005, respectively. No dividends were declared on series B preferred stock during the period from January 1, 2006 to May 23, 2006. As of December 31, 2006 all declared dividends were paid.

On August 9, 2006, Nielsen completed a cash redemption of all outstanding series B preferred stock, priority stock and series A preferred stock, which were owned by Valcon. All shares of series B preferred stock, priority stock and series A preferred stock have subsequently been canceled.

13. Share-Based Compensation

Successor

In connection with the Valcon Acquisition, Valcon Acquisition Holding B.V. (“Dutch Holdco”), a private company with limited liability incorporated under the laws of the Netherlands and the direct parent of Valcon, implemented an equity-based, management compensation plan (“Equity Participation Plan” or “EPP”) to align compensation for certain key executives with the performance of the Company. Under this plan, certain executives of Dutch Holdco and its subsidiaries may be granted stock options, stock appreciation rights, restricted stock and dividend equivalent rights in the shares of Dutch Holdco or purchase shares of Dutch Holdco.

Dutch Holdco granted 8,130,350 and 3,500,000 time-based and 8,130,350 and 3,500,000 performance based stock options to purchase shares in the capital of Dutch Holdco during the year ended December 31, 2007 and period from May 24, 2006 to December 31, 2006, respectively. As of December 31, 2007 the total number of shares authorized for award of options or other equity-based awards was 24,500,000. The time-based awards become exercisable over a five-year vesting period subject to the executives’ continuing employment as follows: 5% upon grant date, 19% on December 31, 2007 and 19% on the last day of each of the next four calendar years for the 2007 options and 5% as of December 31, 2006 and 19% on the last day of each of the next five calendar years for the 2006 options. The performance options are tied to the executives’ targets over a five-year vesting period. If the annual EBITDA targets are achieved on a cumulative basis for any current year and prior years, the options become vested as to a pro-rata portion for any prior year’s installments which were not vested because of

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

failure to achieve the applicable annual EBITDA target. Both option tranches expire ten years from date of grant. Upon a change in control, any then-unvested time options will fully vest and any then-unvested performance options can vest, subject to certain conditions.

For Nielsen’s successor share option plan, the activity is summarized below:

	Number of Options (Time-Based and Performance Based)	Weighted-Average Exercise Price
Successor
Outstanding at May 24, 2006	—	—
Granted	7,000,000	11.43

Expired	—	—
Canceled	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2006	7,000,000	11.43
Granted	16,260,700	11.41
Replacement Awards	1,615,225	3.28
Expired	—	—
Canceled	—	—
Forfeited	(536,685)	(11.33)
Exercised	—	—

Outstanding at December 31, 2007	24,339,240	10.88

The following table summarizes information about the nonvested shares as of December 31, 2007.

	Number Of Nonvested Options (Time-Based and Performance Based)	Weighted-Average Exercise Price
Successor
Nonvested at May 24, 2006	—	—
Granted	7,000,000	11.43
Vested	(350,000)	11.43
Forfeited	—	—

Nonvested at December 31, 2006	6,650,000	11.43
Granted	16,260,700	11.41
Replacement Awards	1,615,225	3.28
Vested	(6,417,196)	9.68
Forfeited	(536,685)	(11.33)

Nonvested at December 31, 2007	17,572,044	11.42

The replacement awards are time-based awards and relate to the acquisitions of Nielsen BuzzMetrics and Telephia in 2007. See the “Nielsen BuzzMetrics” note below.

On August 9, 2007, Nielsen completed the acquisition of Telephia and concurrently provided 750,276 replacement options under Nielsen’s existing Equity Participation Plan. The replacement awards granted on August 9, 2007, have exercise prices ranging from $1.31 to $2.50 and a weighted average fair value of $8.07. All replacement options were fully vested and the fair values at grant date of such awards were allocated as part of the preliminary purchase price allocation.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The Black-Scholes option-pricing model was used to evaluate the fair value of the replacement awards with the assumptions consistent with the options granted under the Company’s Equity Participation Plan.

Time-based and performance-based options, excluding the replacement awards, have exercise prices of $10.00 and $20.00 per share for the year ended December 31, 2007 and the period from May 24, 2006 to December 31, 2006. As of December 31, 2007 and 2006, the fair values of the time-based and performance-based awards were estimated using the Black-Scholes option pricing model. Expected volatility is based primarily on a combination of the Company’s historical volatility adjusted for its new leverage and estimates of implied volatility of the Company’s peer-group.

The following weighted average assumption ranges were used during 2007 and 2006:

	Year Ended December 31, 2007	Period from May 24, 2006 to December 31, 2006
Expected life (years)	3.42 - 4.31	5.0
Risk-free interest rate	3.17 - 4.77%	4.63%
Expected dividend yield	0%	0%
Expected volatility	46.50 - 56.10%	56.10%
Weighted average volatility	55.03%	56.10%

The weighted average grant date fair values for the time based and performance based options granted during the year ended December 31, 2007 are $5.02 and $4.50 respectively.

The Company recorded the Dutch Holdco stock compensation expense on a push down basis of $41 million and $6 million for the year ended December 31, 2007 and for the period from May 24, 2006 to December 31, 2006, respectively. The tax benefit related to these charges was $16 million and $2 million, for the respective periods.

At December 31, 2007, there is approximately $60 million of unearned share-based compensation which the Company expects to record as share based compensation expense over the next four years. The compensation expense related to the time-based awards is amortized over the term of the award using the graded vesting method. At December 31, 2007, 24% of the performance based options (2,553,284 options) became vested as the Company met its target. The compensation expense related to the performance-based awards was recorded on a graded vesting method as of December 31, 2007 and December 31, 2006 since the Company believes that the achievement of the financial performance goals is probable.

The weighted-average exercise price of the 24,339,240 options outstanding and 6,767,196 options exercisable was $10.88 and $9.77 as of December 31, 2007. The weighted-average remaining contractual term for the options outstanding and exercisable as of December 31, 2007 was 9.0 years and 8.8 years, respectively.

As of December 31, 2007 and December 31, 2006 the weighted-average grant date fair value of the options granted was $4.78 and $4.88, respectively, and the aggregate fair value of options vested was $34 million and $2 million, respectively.

There were no option exercises for the period from May 24, 2006 to December 31, 2006 and for the year ended December 31, 2007.

The aggregate intrinsic value of options outstanding and exercisable was $9 million.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

In 2007, 100,000 restricted stock units (RSUs) ultimately payable in shares of common stock were granted under the existing Equity Participation Plan. Twenty percent of the awards vested upon the date of grant and the remaining vest ratably at twenty percent per year beginning with the first anniversary of the grant date. The restrictions on the awards lapse consistently along with the vesting terms and become 100 percent vested immediately prior to a change in control.

The estimated grant date fair value of these units was $10.00. The compensation expense associated with these awards is recognized based on a graded vesting schedule. The Company recognized share based compensation expense of $0.6 million in connection with these restricted units for the year ended December 31, 2007. As of December 31, 2007, the total unrecognized compensation cost related to nonvested RSUs was $0.4 million. This cost is expected to be recognized over a weighted average period of 3 years. The total fair value of the 20,000 units vested during 2007 was $0.2 million.

Predecessor

Nielsen, concurrent with the consummation of the Valcon Acquisition, cancelled all vested and unvested stock options and restricted stock units (“RSU’s”), and paid each holder cash equal to the excess of the offer price of €29.50 over the exercise price, and paid €29.50 for each RSU outstanding, paying a total of $91 million for settlement of all outstanding share based awards and accelerating the recognition expense related to the unvested portion of all awards. Nielsen recognized $20 million of compensation expense related to all outstanding vested and unvested awards under Nielsen share-based compensation plans, of which $2 million related to Nielsen subsidiary plans, during the period from January 1, 2006 to May 24, 2006. Nielsen issued 1,369,925 shares of common stock upon the exercise of share-based compensation awards during the period from January 1, 2006 to May 23, 2006.

For Nielsen’s predecessor share option plans, the activity is summarized below:

	Number of Options	Weighted-Average Exercise Price
Predecessor
Outstanding at January 1, 2005	15,119,721	31.62
Granted	3,903,842	22.12
Exercised	(227,745)	24.99
Expired	(934,506)	62.04
Forfeited	(1,698,275)	32.48

Outstanding at December 31, 2005	16,163,037	27.57

Granted	—	—
Exercised	(1,369,925)	23.78
Expired	(1,673,350)	39.08
Forfeited	(14,722)	27.36
Canceled	(3,061,600)	37.18
Paid at Valcon Acquisition	(10,043,440)	23.18

Outstanding at May 23, 2006	—	—

Subsidiary Share-Based Compensation

Nielsen//NetRatings

On June 22, 2007, concurrent with Nielsen’s acquisition of the remaining outstanding shares of Nielsen//NetRatings, all outstanding vested and unvested stock options and restricted stock units (“RSU’s”) of Nielsen// NetRatings were cancelled. Nielsen//NetRatings paid to each holder of options cash equal to the excess of the

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

offer price of $21.00 per share over the exercise price, and paid $21.00 for each RSU outstanding. Cash required to settle all outstanding share-based awards totaled $33 million during 2007.

Nielsen recorded share-based payment expense for Nielsen//NetRatings’ compensation arrangements of $6 million for the year ended December 31, 2007, $3 million for the period from May 24, 2006 to December 31, 2006 and $2 million for the period from January 1, 2006 to May 23, 2006 and $3 million in 2005. There is no book tax benefit related to the compensation expense as Nielsen//NetRatings has a full tax valuation allowance due to accumulated losses.

Information with respect to Nielsen//NetRatings’ plan activity is summarized as follows:

		Restricted Stock Outstanding		Stock Options Outstanding
	Available for Grant	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price
Predecessor
Outstanding at January 1, 2005	671,000	—	—	4,111,000	$10.43
Granted	(647,000)	545,000	$14.96	102,000	18.25
Exercised/released	—	—	—	(581,000)	8.73
Released from restriction	—	(7,000)	15.01	—	—
Canceled	575,000	(53,000)	15.02	(522,000)	12.66

Outstanding at December 31, 2005	599,000	485,000	14.96	3,110,000	10.64

Granted	(478,000)	478,000	12.63	—	—
Exercised/released	—	(143,000)	14.96	(298,000)	9.05
Restricted stock withheld for taxes(1)	30,000	—	—	—	—
Canceled	250,000	(57,000)	14.84	(193,000)	12.59

Outstanding at May 23, 2006	401,000	763,000	13.51	2,619,000	10.67

Successor
Granted	(70,000)	70,000	15.95	—	—
Exercised/released	—	(23,000)	14.39	(346,000)	9.68
Restricted stock withheld for taxes(1)	4,000	—	—	—	—
Canceled	84,000	(36,000)	12.02	(48,000)	13.93

Outstanding at December 31, 2006	419,000	774,000	13.77	2,225,000	10.76

Granted	(4,000)	4,000	20.10	—	—
Exercised/released	390,000	(270,000)	14.22	(120,000)	8.44
Restricted stock withheld for taxes(1)	56,000	—	—	—	—
Canceled	20,000	(17,000)	13.42	(3,000)	9.66
Settled	(881,000)	(491,000)	13.56	(2,102,000)	10.89

Outstanding at December 31, 2007	—	—	—	—	—

(1)	Upon the release of certain shares of restricted stock, the Company withheld shares to satisfy certain tax obligations of the holder based on the market value of the shares on the date the shares of restricted stock were released.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2007, the periods from May 24, 2006 to December 31, 2006 and from January 1, 2006 to May 23, 2006 and for the year ended December 31, 2005, the aggregate intrinsic value for options exercised was $1 million, $2 million, $1 million and $3 million, respectively.

Cash received from option exercises for the year ended December 31, 2007 and for the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 and for the year ended December 31, 2005 was $1 million, $3 million, $3 million and $6 million, respectively.

The tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $0 million, $0.1 million, $0.1 million and $2 million for the year ended December 31, 2007, for the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 and for the year ended December 31, 2005, respectively.

Nielsen BuzzMetrics

On June 4, 2007, Nielsen completed the acquisition of the remaining outstanding shares of its subsidiary Nielsen BuzzMetrics and concurrently cancelled the majority of Nielsen BuzzMetrics outstanding vested and unvested options while certain executives obtained 864,949 replacement options under Nielsen’s existing Equity Participation Plan. The cancelled option holders received cash equal to the excess of the offer price of $7.79 over the exercise price, totaling $4 million. The acceleration expense recognized for the unvested options was not significant. Nielsen recognized $5 million in share-based compensation for Nielsen BuzzMetrics for the year ended December 31, 2007.

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

All Nielsen BuzzMetrics’ equity awards were modified to liability awards in accordance with SFAS No. 123(R) due to the existence of a put feature on the underlying shares which permits the option holders to avoid the risk and rewards normally associated with equity ownership. On November 30, 2006, it became probable that the put right would become operable when Nielsen committed to acquiring an additional interest in Nielsen BuzzMetrics in 2007. The modification of awards resulted in an additional expense of $4 million based on the fair value of the vested portion of the respective awards on November 30, 2006. The unvested portion of the options will be adjusted to fair value at each balance sheet date thereafter until the awards are settled with the adjustment recognized in the Consolidated Statements of Operations.

For purposes of Nielsen’s consolidated financial statements, Nielsen recorded share-based compensation expense from Nielsen BuzzMetrics’ options of $0 for the period from June 4, 2007 to December 31, 2007, $5 million (including the modification charge of $4 million) for the period from May 24, 2006 to December 31, 2006 and $0.2 million for the period from February 14, 2006 to May 23, 2006.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

A summary of Nielsen BuzzMetrics’ option activity is as follows:

	Number of Options	Weighted-Average Exercise Price
Predecessor
Outstanding at February 14, 2006(1)	1,459,581	$1.69
Granted	848,600	3.36
Exercised	(132,546)	0.11
Forfeited	(36,440)	2.57

Outstanding at May 23, 2006	2,139,195	2.44

Successor
Granted	79,000	4.91
Exercised	(149,415)	0.32
Forfeited	(117,916)	2.99

Outstanding at December 31, 2006	1,950,864	2.67
Granted	54,000	6.52
Exercised	—	—
Forfeited	(29,401)	5.07
Settled	(865,131)	2.35
Replacement Awards	(1,110,332)	3.10

Outstanding at December 31, 2007	—	—

(1)	Nielsen consolidated Nielsen BuzzMetrics starting on February 14, 2006 upon obtaining voting control.

14. Income Taxes

The components of income/(loss) from continuing operations before income taxes, equity in net income of affiliates and minority interests, were:

	Successor		Predecessor
(IN MILLIONS)	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006	Year ended December 31, 2005
Income/(loss) from continuing operations before income taxes and minority interests	$(264)	$(384)	$25	$203
Less: Equity in net income of affiliates	2	6	6	9

Income/(loss) from continuing operations before income taxes, equity in net income of affiliates and minority interests	$(266)	$(390)	$19	$194

Dutch	$67	$(72)	$(84)	$(101)
Non-Dutch	(333)	(318)	103	295

Total	$(266)	$(390)	$19	$194

The above amounts for Dutch and non-Dutch activities were determined based on the location of the taxing authorities.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The provision/(benefit) for income taxes attributable to income/(loss) from continuing operations before income taxes, equity in net income of affiliates and minority interests consisted of:

	Successor		Predecessor
(IN MILLIONS)	Year ended December 31, 2007	May 24 - December 31 2006	January 1 - May 23 2006	Year ended December 31, 2005
Current:
Dutch	$(40)	$20	$(8)	$(77)
Non-Dutch	106	68	14	60

	$66	88	6	(17)

Deferred:
Dutch	61	(3)	1	0
Non-Dutch	(109)	(190)	32	48

	(48)	(193)	33	48

Total	$18	$(105)	$39	$31

The Company’s provision for income taxes for the year ended December 31, 2007, for the periods from May 24 to December 31, 2006 and January 1 to May 23, 2006 and the year ended December 31, 2005 was different from the amount computed by applying the statutory Dutch federal income tax rates to income/(loss) from continuing operations before income taxes, equity in net income of affiliates and minority interests as a result of the following:

	Earnings Before Income Taxes
	Successor		Predecessor
(IN MILLIONS)	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006	Year ended December 31, 2005
Income/(loss) from continuing operations before income taxes, equity in net income of affiliates and minority interests	$(266)	$(390)	$19	$194

Dutch statutory tax rate	25.5%	29.6%	29.6%	31.5%

Provision/(benefit) for income taxes at the Dutch statutory rate	$(68)	$(115)	$6	$61
Effect of subpart F income	—	17	—	5
Tax impact on distributions from foreign subsidiaries	74	—	—	—
Effect of operations in non-Dutch jurisdictions	(29)	(34)	5	9
U.S. state and local taxation	3	(9)	7	17
Effect of Dutch intercompany finance activities	—	(22)	16	15
Change of estimates for contingent tax matters	36	26	(3)	(81)
Change of estimates for other tax positions	—	—	(6)	(27)
Change for valuation allowances	17	—	13	22
Non-deductible interest expense	(26)	28	—	—
Other, net	11	4	1	10

Total provision/(benefit) for income taxes	$18	$(105)	$39	$31

Effective tax rate	(6.8)%	26.9%	205.3%	16.0%

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The components of current and non-current deferred income tax assets/(liabilities) were:

(IN MILLIONS)	December 31, 2007	December 31, 2006
Deferred tax assets (on balance):
Net operating loss carryforwards	$485	$331
Interest expense limitation	—	17
Deferred compensation	31	33
Deferred revenues / costs	—	36
Financial instruments	114	14
Employee benefits	48	73
Tax credit carryforwards	10	38
Other assets	73	44

	761	586
Valuation allowances	(199)	(179)

Deferred tax assets, net of valuation allowances	562	407

Deferred tax liabilities (on balance):
Intangible assets	(1,948)	(2,108)
Interest expense limitation	(2)	—
Fixed asset depreciation	(13)	—
Deferred revenues / costs	(56)	—
Computer software	(80)	(75)

	(2,099)	(2,183)

Net deferred tax liability	$(1,537)	$(1,776)

Recognized as:
Deferred income taxes, current	$(56)	$19
Deferred income taxes, non-current	(1,481)	(1,795)

Total	$(1,537)	$(1,776)

At December 31, 2007 and 2006, the Company had net operating loss carryforwards of approximately $1,349 million and $928 million, respectively, that will begin to expire in 2009, of which approximately $815 million relates to the U.S. In addition, the Company had tax credit carryforwards of approximately $10 million and $38 million at December 31, 2007 and 2006, respectively, which will begin to expire in 2014. Due to the uncertainty of achieving sufficient profits to utilize certain of these operating loss carryforwards and tax credit carryforwards, the Company currently believes it is more likely than not that a portion of these losses will not be realized. Therefore, the Company has recorded a valuation allowance of approximately $176 million and $172 million at December 31, 2007 and 2006, respectively, related to these net operating loss carryforwards and tax credit carryforwards. In addition, the Company has established valuation allowances of $23 million and $7 million, at December 31, 2007 and 2006, respectively, on deferred tax assets related to other temporary differences, which the Company currently believes will not be realized.

As of December 31, 2007, the portion of the valuation allowance relating to deferred tax assets and net operating losses, for which subsequently recognized tax benefits will generally be allocated to reduce goodwill is $110 million.

During 2007, Nielsen management repatriated substantially all of the historic undistributed earnings of its non-United States subsidiaries. A substantial portion of this income was offset by the related foreign tax credits

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

associated with these dividends, however a portion of the U.S. tax exceeded the amount of credits available and was offset by current period loss and prior period loss carryforwards. While the Company did not incur any incremental cash taxes, it has recorded a tax provision to the extent of the loss utilization.

As a consequence of the significant restructuring of the ownership of the A.C. Nielsen non-U.S. subsidiaries in 2007 and the combination of the Company’s two U.S. holding companies, as of December 31, 2007 the Company has determined that no income taxes are required to be provided on approximately $2.5 billion, which is the excess of the book value of its investment in non-U.S. subsidiaries over the corresponding tax basis. Certain of these differences can be eliminated at a future date without tax consequences and the remaining difference which is equal to the undistributed historic earnings of such subsidiaries are indefinitely reinvested. It is not practicable to estimate the additional income taxes and applicable withholding that would be payable on the remittance of such undistributed historic earnings.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of $5 million in the liability for unrecognized tax benefits. This decrease was accounted for as a reduction to the January 1, 2007 balance of goodwill since the tax reserve related to periods prior to the Valcon Acquisition.

At December 31, 2007, the Company had gross unrecognized tax benefits of $195 million. In addition, the Company has accrued interest and penalties associated with these unrecognized tax benefits of $23 million. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of benefit/(provision) for income taxes in the Consolidated Statement of Operations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(IN MILLIONS)
Balance as of January 1, 2007	$112
Additions for current year tax positions	73
Additions for tax positions of prior years	23
Reductions for lapses of statute of limitations	(21)
Cumulative translation adjustment of non-USD denominated positions	8

Balance as of December 31, 2007	$195

Consistent with FIN 48, these gross contingency additions do not take into account offsetting tax benefits associated with the correlative effects of potential adjustments. The FIN 48 gross balance also includes cumulative translation adjustments associated with non-U.S. Dollar denominated tax exposures.

Of the $195 million of unrecognized tax benefits and additional interest and penalties accrued of $23 million, the release of approximately $58 million would affect the annual effective income tax rate, the balance ($160 million) of the unrecognized tax benefit will reverse through goodwill since these reserves relate to tax matters originating prior to the Valcon Acquisition. Of the $73 million of current year tax additions, $29 million would affect the effective income tax rate upon release.

The Company files numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for 2003 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2006.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The Internal Revenue Service (“IRS”) commenced examinations of certain of the Company’s U.S. federal income tax returns for 2004 in the third quarter of 2006. The Company is under corporate examination in the Netherlands for the years from 2002 to 2004. The Company is also under Canadian audit for the years from 2002 to 2006. It is anticipated that these examinations will be completed within the next 12 months. To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

It is reasonably possible that a reduction in the range of $10 million to $43 million of unrecognized tax benefits may occur within 12 months as a result of anticipated resolutions of worldwide tax examinations.

15. Investments in Affiliates and Related Party Transactions

On October 30, 2007, Nielsen completed the sale of its 50% interest in VNU Exhibitions Europe B.V. to Jaarbeurs (Holding) B.V. for $51 million.

On October 13, 2006, Nielsen completed the sale of its 34.3% interest in Solucient LLC to the Thomson Corporation. Proceeds from the sale were comprised of $77 million in cash and $11 million payable over the eighteen month period from closing, at the rate of one-third every six months, plus interest. No gain or loss was recognized on the sale because the sale price approximated the carrying value of the investment.

As of December 31, 2007 and 2006, Nielsen had investments in affiliates of $258 million and $177 million, respectively.

Nielsen’s significant investments in affiliates and its percentage of ownership as of December 31, 2007 and 2006 were comprised of the 51% non-controlling ownership interest in Scarborough Research (“Scarborough”), a 50% ownership interest in VNU Exhibitions Europe B.V. (sold in 2007) and a 50% ownership interest in AGB Nielsen Media Research B.V.

AGB Nielsen Media Research B.V. was formed in March 2005 by merging Nielsen’s wholly owned international television audience measurement business with the Kantar Media Research owned AGB Group operations. Nielsen’s investment comprised of $67 million of cash and an in kind contribution of Nielsen’s international television audience measurement companies, with a carrying value of approximately $34 million. As of March 1, 2005, Nielsen deconsolidated its international television audience measurement companies, and began accounting for its investment in this joint venture under the equity method.

Related Party Transactions with Affiliates

Nielsen and Scarborough enter into various related party transactions in the ordinary course of business, including Nielsen’s providing certain general and administrative services to Scarborough. Nielsen pays royalties to Scarborough for the right to include Scarborough data in Nielsen products sold directly to Nielsen customers. Additionally, Nielsen sells various Scarborough products directly to its clients, for which it receives a commission from Scarborough. As a result of these transactions Scarborough made payments to Nielsen of $25 million, $12 million, $9 million and $11 million for the year ended December 31, 2007, the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 and for the year ended December 31, 2005, respectively. Obligations between Nielsen and Scarborough are settled in cash, on a monthly basis in the ordinary course of business and amounts outstanding were not material at December 31, 2007 or 2006.

Nielsen and its subsidiaries have entered into various related party transactions with AGB Nielsen Media Research, covering services to and from AGB Nielsen Media Research, including the licensing of the Nielsen trademark, software and databases, and certain administrative services. These related party transactions resulted in a net receivable of $19 million and $12 million at December 31, 2007 and 2006, respectively.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Transactions with Sponsors

In connection with the Valcon Acquisition and related debt financing, during 2006 Valcon paid the Sponsors $131 million in fees and expenses for financial and structuring advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. These costs were allocated as debt issuance costs or included in the overall purchase price of the Valcon Acquisition based on the specific nature of the services performed.

In connection with the Valcon Acquisition, two of Nielsen’s subsidiaries and the Sponsors entered into Advisory Agreements, which provide for an annual management fee, in connection with planning, strategy, oversight and support to management, and are payable quarterly and in advance to each Sponsor, on a pro rata basis, for the eight year duration of the agreements, as well as reimbursements for each Sponsor’s respective out-of-pocket expenses in connection with the management services provided under the agreement. Annual management fees are $10 million in the first year starting on the effective date of the Valcon Acquisition, and increases by 5% annually thereafter.

The Advisory Agreements provide that upon the consummation of a change in control transaction or an initial public offering in excess of $200 million, each of the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the agreements (assuming an eight year term of the agreements), calculated using the treasury rate having a final maturity date that is closest to the eighth anniversary of the date of the agreements.

The Advisory Agreements also provide that Nielsen will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

For the year ended December 31, 2007 and the period from May 24, 2006 to December 31, 2006, the Company recorded $10 million and $6 million in selling, general and administrative expenses related to these management fees and $1 million and $1 million related to Sponsor travel and consulting, respectively.

Short-term debt at December 31, 2007 includes a $54 million loan payable to Valcon Acquisition Holding B.V., the direct parent of Valcon. In addition, short-term debt at December 31, 2007 and December 31, 2006 include a $24 million and $20 million loan payable to Valcon Acquisition B.V., respectively. Long-term debt at December 31, 2007 includes a $52 million loan payable to Valcon Acquisition B.V. In 2007 the Company recorded $4 million in interest expense related to these loans.

Other Related Party Transactions

In March 2002, with the relocation to the United States of the former Chairman of the Executive Board and his family, the former Chairman of the Executive Board received a home mortgage loan from Nielsen in the amount of $4 million. The carrying value of the loan receivable and accrued interest was $5 million, included in other current assets, at December 31, 2006. The loan and accrued interest were repaid in 2007 from the proceeds from the sale of the home.

16. Commitments and Contingencies

Leases and Other Contractual Arrangements

Nielsen has entered into operating leases and other contractual obligations to secure real estate facilities, agreements to purchase data processing services and leases of computers and other equipment used in the

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

ordinary course of business and various outsourcing contracts. These agreements are not unilaterally cancelable by Nielsen, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices.

At December 31, 2007, the minimum annual payments under these agreements that have initial or remaining non-cancelable terms in excess of one year are listed in the following table:

	For the Years Ending December 31,
(IN MILLIONS)	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$138	$111	$102	$83	$69	$286	$789
Other contractual obligations(1)	249	181	152	123	108	507	1,320

Total	$387	$292	$254	$206	$177	$793	$2,109

(1)	Subsequent to December 31, 2007, Nielsen entered into a long term commitment, effective October 1, 2007, to outsource a portion of its Information Technology and Operations functions worldwide (see Note 19). Nielsen has committed to purchase at least $1 billion in services during a 10 year period, which is included in this table.

The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing.

Total expenses incurred under operating leases were $140 million, $81 million, $51 million and $140 million for the year ended December 31, 2007 and the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 and for the year ended December 31, 2005, respectively. Nielsen recognized rental income received under subleases of $13 million, $8 million, $5 million and $14 million for the year ended December 31, 2007 and the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 and for the year ended December 31, 2005, respectively. At December 31, 2007, Nielsen had aggregate future minimum rental income to be received under non-cancelable subleases of $88 million.

Nielsen also has minimum commitments under non-cancelable capital leases (see Note 11).

Guarantees and Other Contingent Commitments

At December 31, 2007, Nielsen was committed under the following guarantee arrangements:

Sub-lease guarantees

Nielsen provides sub-lease guarantees in accordance with certain agreements pursuant to which Nielsen guarantees all rental payments upon default of rental payment by the sub-lessee. To date, the Company has not been required to perform under such arrangements, does not anticipate making any significant payments related to such guarantees and, accordingly, no amounts have been recorded.

Letters of credit

Letters of credit issued and outstanding amount to $1 million.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Indemnification agreements

In connection with the sale of Directories in 2004, Nielsen is subject to certain contingent liabilities relating to periods prior to the sale, pursuant to an indemnity agreement with the acquirer. As of December 31, 2007, Nielsen has accrued approximately $45 million relating to this indemnity agreement.

Contingent consideration

Nielsen is obligated to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. At December 31, 2007, Nielsen had total maximum exposure for future estimated payments of $9 million, of which $1 million is based on continued employment and being expensed over the respective periods. An amount of $3 million and $1 million was recognized as selling, general and administrative expenses in the year ended December 31, 2007 and the period from May 24, 2006 to December 31, 2006, respectively.

Nielsen has no material liabilities for other guarantees arising in the normal course of business at December 31, 2007.

Termination Agreement Nielsen—IMS Health

On November 17, 2005, Nielsen and IMS Health Inc. (“IMS Health”) announced their agreement to terminate the planned merger of the two companies. Under the terms of the termination agreement, among other things, Nielsen agreed to pay an amount of $45 million to IMS Health should Nielsen be acquired pursuant to any agreement entered into within the 12 months following the termination. For its part, IMS Health agreed to pay Nielsen $15 million should IMS Health be acquired pursuant to any agreement entered into within the 12 months following the termination. On May 24, 2006, due to the consummation of the Valcon Acquisition, Nielsen made the $45 million payment to IMS Health.

Legal Proceedings and Contingencies

Nielsen is subject to litigation and other claims in the ordinary course of business.

D&B Legacy Tax Matters

In November 1996, D&B, then known as The Dun & Bradstreet Corporation (“Old D&B”) separated into three public companies by spinning off the A.C. Nielsen Company (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Spin-Off”).

In June 1998, Old D&B changed its name to R.H. Donnelley Corporation (“Donnelley”) and spun-off The Dun & Bradstreet Corporation (“New D&B”) (the “D&B Spin”), and Cognizant changed its name to Nielsen Media Research, Inc. (“NMR”), now part of Valcon, and spun-off IMS Health (the “Cognizant Spin”). In September 2000, New D&B changed its name to Moody’s Corporation (“Moody’s”) and spun-off a company now called The Dun & Bradstreet Corporation (“Current D&B”) (the “Moody’s spin”). In November 1999, Nielsen acquired NMR and in 2001 Nielsen acquired ACNielsen.

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

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

In connection with the acquisition of NMR, Nielsen recorded in 1999, a liability for NMR’s aggregate liability for payments related to the D&B Legacy Tax Matters. Currently the parties are in arbitration over one tax related dispute. Nielsen believes it’s accrual of $14 million is adequate to cover any remaining liability related to these matters.

World Directories

In November 2004, Nielsen completed the sale of its Directories segment. The sales price was subject to adjustment based on final agreement on working capital and net indebtedness. On August 31, 2006, a notice of disagreement was filed by World Directories Acquisition Corp., now known as Truvo Acquisition Corporation against Nielsen and certain of our subsidiaries pursuant to the Sale and Purchase Agreement (“SPA”) between the parties dated September 26, 2004 under which our World Directories business was sold. The claim arose in connection with certain post-closing matters under the SPA related to the submission of the completion accounts related to the business. The matter was submitted to arbitration pursuant to the SPA. The dispute has been settled by the parties and mutual releases have been exchanged by agreement dated February 29, 2008.

erinMedia

erinMedia, LLC (“erinMedia”) filed a lawsuit in federal district court in Tampa, Florida on June 16, 2005. The suit alleges that NMR, a wholly owned subsidiary of Nielsen, violated Federal and Florida state antitrust laws by attempting to maintain a monopoly in the market for producing national television audience measurement data. The parties entered into a stipulated settlement and release of all claims as of February 25, 2008, and the case was ordered closed by the court.

Wrapsidy

On April 12, 2006, Wrapsidy, LLC filed a lawsuit in California Superior Court in Santa Clara County. The lawsuit originally alleged claims against Nielsen Media Research for violation of the California Franchise Investment Act, misappropriation of trade secrets, unfair competition and business practices, anticipatory breach of contract and other claims arising out of certain contracts between the parties. Wrapsidy also alleges harm arising out of certain contractual and pricing practices of Nielsen Media Research. The parties entered into a Settlement Agreement and Release of All Claims dated as of December 20, 2007, and the Court entered a Stipulation and Order of Dismissal With Prejudice on December 31, 2007, disposing of the litigation in its entirety.

Except as described above, there are no other pending actions, suits or proceedings against or affecting Nielsen which, if determined adversely to Nielsen, would in its view, individually or in the aggregate, have a material effect on Nielsen’s business, consolidated financial position, results of operations and prospects.

17. Segments

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

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

During 2007, to conform to a change in presentation reflected in management reporting, Nielsen reclassified its Claritas business from Consumer Services to the Media segment. Prior period numbers have been reclassified for comparison purposes.

Information with respect to the operations of each of Nielsen’s business segments is set forth below based on the nature of the products and services offered and geographic areas of operations.

Business Segment Information

	Successor		Predecessor
(IN MILLIONS)	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006	Year ended December 31, 2005
Revenues
Consumer Services(1)	$2,650	$1,425	$871	$2,265
Media	1,570	859	541	1,307
Business Media	490	266	216	490
Corporate and eliminations	(3)	(2)	(2)	(3)

Total	$4,707	$2,548	$1,626	$4,059

(1)	Includes retail measurement revenues of $1,787 million, $1,004 million, $604 million and $1,544 million for the year ended December 31, 2007 and the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 and for the year ended December 31, 2005, respectively.

	Successor		Predecessor
(IN MILLIONS)	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006	Year ended December 31, 2005
Depreciation and amortization
Consumer Services	$169	$116	$60	$157
Media	227	107	48	109
Business Media	48	25	12	30
Corporate and eliminations	13	9	6	16

Total	$457	$257	$126	$312

	Successor		Predecessor
(IN MILLIONS)	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006	Year ended December 31, 2005
Restructuring cost
Consumer Services	$80	$43	$1	$6
Media	14	—	—	—
Business Media	6	6	—	—
Corporate and eliminations	37	19	6	—

Total	$137	$68	$7	$6

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

	Successor		Predecessor
(IN MILLIONS)	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006	Year ended December 31, 2005
Share-Based Compensation
Consumer Services	$7	$2	$7	$10
Media	24	9	7	9
Business Media	3	—	2	3
Corporate and eliminations	18	3	4	1

Total	$52	$14	$20	$23

	Successor		Predecessor
(IN MILLIONS)	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006	Year ended December 31, 2005
Operating income
Consumer Services	$227	$59	$25	$167
Media	232	132	98	243
Business Media	82	26	51	89
Corporate and eliminations	(125)	(108)	(117)	(126)

Total	$416	$109	$57	$373

	Successor		Predecessor
(IN MILLIONS)	Year Ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006	Year Ended December 31, 2005
Interest income
Consumer Services	$11	$5	$4	$8
Media	7	5	2	5
Business Media	—	—	—	1
Corporate	12	1	2	7

Total	$30	$11	$8	$21

	Successor		Predecessor
(IN MILLIONS)	Year Ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006	Year Ended December 31, 2006
Interest expense
Consumer Services	$4	$7	$1	$4
Media	10	8	8	19
Business Media	—	—	—	—
Corporate	634	357	39	107

Total	$648	$372	$48	$130

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

	Successor		Predecessor
(IN MILLIONS)	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006	Year ended December 31, 2005
Equity in net income of affiliates
Consumer Services	$1	$—	$—	$(3)
Media	(2)	6	2	8
Business Media	4	—	4	4
Corporate	(1)	—	—	—

Total	$2	$6	$6	$9

(IN MILLIONS)	December 31, 2007	December 31, 2006
Total assets
Consumer Services	$6,536	$6,705
Media	7,676	6,636
Business Media	1,602	2,244
Corporate(1)	440	438

Total	$16,254	$16,023

(1)	Includes cash of $34 million and $198 million and deferred bank fees of $122 million and $133 million for December 31, 2007 and December 31, 2006, respectively.

(IN MILLIONS)	December 31, 2007	December 31, 2006
Total liabilities
Consumer Services	$1,976	$1,824
Media	1,561	1,047
Business Media	321	358
Corporate(1)	8,435	8,775

Total	$12,293	$12,004

(1)	Includes debt of $8,085 million and $7,684 million for 2007 and 2006, respectively.

	Successor		Predecessor
(IN MILLIONS)	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006	Year ended December 31, 2005
Capital expenditures
Consumer Services	$99	$78	$31	$107
Media	110	79	33	120
Business Media	8	4	2	4
Corporate and other	49	6	3	7

Total	$266	$167	$69	$238

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Geographic Segment Information

Successor

(IN MILLIONS)	Revenues(1)	Operating Income/(Loss)	Long-lived Assets(2)
2007
United States	$2,638	$197	$9,953
Other Americas	440	89	1,831
The Netherlands	35	(10)	7
Other Europe, Middle East & Africa	1,158	98	1,380
Asia Pacific	436	42	517

Total	$4,707	$416	$13,688

(IN MILLIONS)	Revenues(1)	Operating Income/(Loss)	Long-lived Assets(2)
May 24, 2006 through December 31, 2006
United States	$1,468	$11	$9,679
Other Americas	237	43	957
The Netherlands	22	33	10
Other Europe, Middle East & Africa	580	(13)	2,056
Asia Pacific	241	35	258

Total	$2,548	$109	$12,960

Predecessor

(IN MILLIONS)	Revenues(1)	Operating Income/(Loss)	Long-lived Assets(2)
January 1, 2006 through May 23, 2006
United States	$962	$105	$5,508
Other Americas	145	31	427
The Netherlands	12	(97)	107
Other Europe, Middle East & Africa	364	11	1,179
Asia Pacific	143	7	368

Total	$1,626	$57	$7,589

(IN MILLIONS)	Revenues(1)	Operating Income/(Loss)	Long-lived Assets(2)
2005
United States	$2,343	$278	$5,514
Other Americas	329	71	419
The Netherlands	33	(46)	93
Other Europe, Middle East & Africa	978	38	1,093
Asia Pacific	376	32	372

Total	$4,059	$373	$7,491

(1)	Revenues are attributed to geographic areas based on the location of customers.

(2)	Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

18. Additional Financial Information

Accounts payable and other current liabilities

(IN MILLIONS)	December 31, 2007	December 31, 2006
Trade payables	$124	$107
Personnel costs	329	342
Outside services	131	102
Interest payable	99	113
Other current liabilities	452	324

Total accounts payable and other current liabilities	$1,135	$988

19. Subsequent Events

In February 2008, Nielsen entered into an interest rate swap agreement which fixed the Libor-related portion of the interest rates for $500 million of the Company’s variable rate debt at a rate of 2.698%, and will expire in February 2010. Our remaining variable rate debt of $1.7 billion is subject to market rate risk, as the Company’s interest payments will fluctuate as the underlying interest rates change as a result of market changes.

On February 19, 2008, AC Nielsen ( US), Inc., a subsidiary of Nielsen, amended and restated its Master Services Agreement dated June 16, 2004, with Tata America International Corporation and Tata Consultancy Services Limited ( jointly “TCS”). The term of the agreement is for ten years, effective October 1, 2007, with a one year renewal option granted during which ten year period (or if Nielsen exercises its renewal option, eleven year period) Nielsen has committed to purchase at least $1 billion in services from TCS. Unless mutually agreed, the payment rates for services under the agreement are not subject to adjustment due to inflation or changes in foreign currency exchange rates. TCS will provide Nielsen with Information Technology, Applications Development and Maintenance and Business Process Outsourcing services globally. The amount of the purchase commitment may be reduced upon the occurrence of certain events, some of which also provide Nielsen with the right to terminate the agreement.

20. Quarterly Financial Data (unaudited)

	Predecessor		Successor
(IN MILLIONS)	First Quarter	Period from April 1 - May 23	Period from May 24 - June 30	Third Quarter	Fourth Quarter
2006(1)
Revenue	$1,003	$623	$393	$1,070	$1,085
Operating Income	33	24	(10)	92	27
Income/(loss) from continuing operations before income taxes and minority interests(2)	12	13	(12)	(203)	(169)
Net (loss)/income	$(2)	$(12)	$(39)	$(111)	$(146)

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

	Successor
(IN MILLIONS)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenue	$1,072	$1,169	$1,188	$1,278
Operating Income	56	100	77	183
(Loss)/income from continuing operations before income taxes and minority interests(3)	(87)	(71)	(113)	7
Net (loss)/income(4)	$(74)	$(61)	$(100)	$(45)

(1)	Includes transaction costs of $52 million and $43 million in the first quarter of 2006 and the period from April 1, 2006 to May 23, 2006, respectively.

(2)	Includes restructuring expenses of $2 million, $5 million, $0, $1 million and $67 million for the first quarter of 2006, the period from April 1, 2006 to May 23, 2006, the period from May 24, 2006 to June 30, 2006, the third quarter and the fourth quarter of 2006, respectively.

(3)	Includes restructuring expenses of $19 million, $36 million, $79 million and $3 million for the first quarter, the second quarter, the third quarter and the fourth quarter of 2007, respectively.

(4)	The fourth quarter of 2007 includes a tax provision of $50 million, mainly due to the tax impact on distributions from foreign subsidiaries.

21. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the consolidating balance sheet as of December 31, 2007 and December 31, 2006 and consolidating statements of operations and cash flows for the year ended December 31, 2007, for the periods from January 1, 2006 to May 23, 2006 and May 24, 2006 to December 31, 2006 and for the year ended December 31, 2005. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU Holdings B.V., VNU International B.V., VNU Services B.V., ACN Holdings, Inc., The Nielsen Company (US) Inc. and the wholly-owned subsidiaries thereof, including the wholly owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen, Inc., in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are The Nielsen Company B.V. and the subsidiary issuers (Nielsen Finance LLC and Nielsen Finance Co.), both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors of the debt issued by Nielsen.

As discussed in Note 3, the Company acquired the remaining Nielsen//NetRatings common shares on June 22, 2007. Subsequent to this acquisition, Nielsen//NetRatings United States based subsidiaries, became Guarantor subsidiaries during the year ended December 31, 2007. This change did not impact the Nielsen//NetRatings non-U.S. operations which will continue as Non-Guarantor subsidiaries. In the following Consolidated Balance Sheet, Consolidated Statement of Operations and the Consolidated Statement of Cash Flows, Nielsen//NetRatings U.S. based subsidiaries have been included in the Guarantor column as of December 31, 2007 and for the year ended December 31, 2007. Prior periods have not been reclassified.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidated Balance Sheet (Successor)

December 31, 2007

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$65	$333	$—	$399
Trade and other receivables, net	—	—	441	471	—	912
Prepaid expenses and other current assets	32	15	75	60	—	182
Intercompany receivables	430	109	338	315	(1,192)	—

Total current assets	463	124	919	1,179	(1,192)	1,493

Non-current assets
Property, plant and equipment, net	—	—	332	227	—	559
Goodwill	—	—	5,650	2,136	—	7,786
Other intangible assets, net	—	—	3,908	1,435	—	5,343
Deferred tax assets	3	33	116	83	—	235
Other non-current assets	20	130	515	173	—	838
Equity investment in subsidiaries	3,982	—	4,069	—	(8,051)	—
Intercompany loans	722	6,669	992	1,958	(10,341)	—

Total assets	$5,190	$6,956	$16,501	$7,191	$(19,584)	$16,254

Liabilities, minority interests and shareholders’ equity:
Current liabilities
Accounts payable and other current liabilities	$83	$77	$416	$559	$—	$1,135
Deferred revenues	—	—	322	180	—	502
Income tax liabilities	—	—	62	38	—	100
Current portion of long-term debt, capital lease obligations and other short-term borrowings	6	45	132	30	—	213
Intercompany payables	41	150	841	160	(1,192)	—

Total current liabilities	130	272	1,773	967	(1,192)	1,950

Non-current liabilities
Long-term debt and capital lease obligations	1,066	6,787	155	29	—	8,037
Deferred tax liabilities		—	1,530	186	—	1,716
Intercompany loans	—	—	8,810	1,531	(10,341)	—
Other non-current liabilities	37	82	251	220	—	590

Total liabilities	1,233	7,141	12,519	2,933	(11,533)	12,293

Minority interests	—	—	—	4	—	4

Total shareholders’ equity	3,957	(185)	3,982	4,254	(8,051)	3,957

Total liabilities, minority interests and shareholders’ equity	$5,190	$6,956	$16,501	$7,191	$(19,584)	$16,254

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidated Balance Sheet (Successor)

December 31, 2006

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$4	$—	$211	$416	$—	$631
Marketable securities	—	—	14	137	—	151
Trade and other receivables, net	(3)	—	346	397	—	740
Prepaid expenses and other current assets	—	23	91	57	—	171
Intercompany receivables	318	123	347	334	(1,122)	—
Assets of discontinued operations	—	—	—	545	—	545

Total current assets	319	146	1,009	1,886	(1,122)	2,238

Non-current assets
Property, plant and equipment, net	—	—	361	163	—	524
Goodwill	—	—	4,976	1,688	—	6,664
Other intangible assets, net	—	—	4,419	1,353	—	5,772
Deferred tax assets	4	24	25	53	—	106
Other non-current assets	17	105	438	159	—	719
Equity investment in subsidiaries	3,995	—	4,561	—	(8,556)	—
Intercompany loans	699	6,630	588	1,408	(9,325)	—

Total assets	$5,034	$6,905	$16,377	$6,710	$(19,003)	$16,023

Liabilities, minority interests and shareholders’ equity
Current liabilities
Accounts payable and other current liabilities	$77	$88	$348	$475	$—	$988
Deferred revenues	—	—	249	202	—	451
Income tax liabilities	12	—	100	64	—	176
Current portion of long-term debt, capital lease obligations and other short-term borrowings	—	52	74	86	—	212
Intercompany payables	42	155	707	218	(1,122)	—
Liabilities of discontinued operations	—	—	—	143	—	143

Total current liabilities	131	295	1,478	1,188	(1,122)	1,970

Non-current liabilities
Long-term debt and capital lease obligations	982	6,629	119	31	—	7,761
Deferred tax liabilities	—	—	1,882	19	—	1,901
Intercompany loans	—	—	8,696	629	(9,325)	—
Other non-current liabilities	7	—	207	158	—	372

Total liabilities	1,120	6,924	12,382	2,025	(10,447)	12,004

Minority interests	—	—	—	105	—	105

Total shareholders’ equity	3,914	(19)	3,995	4,580	(8,556)	3,914

Total liabilities, minority interests and shareholders’ equity	$5,034	$6,905	$16,377	$6,710	$(19,003)	$16,023

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidated Statement of Operations (Successor)

For the year ended December 31, 2007

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,583	$2,140	$(16)	$4,707

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,126	1,002	(16)	2,112
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	844	740	—	1,585
Depreciation and amortization	—	—	340	117	—	457
Restructuring costs	—	—	70	67	—	137

Operating income	(1)	—	203	214	—	416

Interest income	45	528	52	90	(685)	30
Interest expense	(77)	(546)	(662)	(48)	685	(648)
Gain on derivative instruments	—	34	6	—	—	40
Foreign currency exchange transaction (losses)/gains, net	(3)	(93)	(9)	—	—	(105)
Equity in net (loss)/income of affiliates	—	—	(6)	8	—	2
Equity in net (loss)/income of subsidiaries	(221)	—	101	—	120	—
Other (expense)/income, net	(5)	(3)	16	(7)	—	1

(Loss)/income from continuing operations before income taxes and minority interests	(262)	(80)	(299)	257	120	(264)
(Provision)/benefit for income taxes	(18)	29	78	(107)	—	(18)
Minority interests	—	—	—	—	—	—

(Loss)/income from continuing operations	(280)	(51)	(221)	150	120	(282)
Discontinued operations, net of tax	—	—	—	2	—	2

Net (loss)/income	$(280)	$(51)	$(221)	$152	$120	$(280)

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidated Statement of Operations (Successor)

For the period from May 24 to December 31, 2006

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,417	$1,142	$(11)	$2,548

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	634	579	(11)	1,202
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	23	—	511	378	—	912
Depreciation and amortization	—	—	184	73	—	257
Restructuring costs	—	—	31	37	—	68

Operating (loss)/income	(23)	—	57	75	—	109

Interest income	47	226	21	36	(319)	11
Interest expense	(131)	(230)	(306)	(24)	319	(372)
Gain on derivative instruments	—	—	5	—	—	5
Loss on early extinguishment of debt	(63)	—	(2)	—	—	(65)
Foreign currency exchange transaction losses	(1)	(36)	(32)	(2)	—	(71)
Equity in net income of affiliates	—	—	6	—	—	6
Equity in net loss of subsidiaries	(152)	—	(24)	—	176	—
Other (expense)/income, net	(4)	—	30	(33)	—	(7)

(Loss)/income from continuing operations before income taxes and minority interests	(327)	(40)	(245)	52	176	(384)
Benefit/(provision) for income taxes	31	16	93	(35)	—	105
Minority interests	—	—	—	—	—	—

(Loss)/income from continuing operations	(296)	(24)	(152)	17	176	(279)
Discontinued operations, net of tax	—	—	—	(17)	—	(17)

Net (loss)/income	$(296)	$(24)	$(152)	$—	$176	$(296)

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

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

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidated Statement of Operations (Predecessor)

For the year ended December 31, 2005

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,284	$1,788	$(13)	$4,059

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,003	914	(13)	1,904
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	30	—	758	676	—	1,464
Depreciation and amortization	1	—	192	119	—	312
Restructuring costs	—	—	6	—	—	6

Operating (loss)/income	(31)	—	325	79	—	373

Interest income	221	—	11	63	(274)	21
Interest expense	(141)	—	(223)	(40)	274	(130)
Gain on derivative instruments	13	—	—	—	—	13
Loss on early extinguishment of debt	(102)	—	—	—	—	(102)
Foreign currency exchange transaction (losses)/gains, net	(7)	—	18	—	—	11
Equity in net income of affiliates	—	—	5	4	—	9
Equity in net income of subsidiaries	251	—	35	—	(286)	—
Other (expense)/income, net	(33)	—	32	9	—	8

Income from continuing operations before income taxes and minority interests	171	—	203	115	(286)	203
Benefit/(provision) for income taxes	8	—	40	(79)	—	(31)
Minority interests	—	—	—	—	—	—

Income from continuing operations	179	—	243	36	(286)	172
Discontinued operations, net of tax	—	—	8	(1)	—	7

Net income	$179	$—	$251	$35	$(286)	$179

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidated Statement of Cash Flows (Successor) (Unaudited)

For the year ended December 31, 2007

	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(8)	$35	$(73)	$286	$240

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(779)	(53)	(832)
Proceeds from sale of subsidiaries and affiliates, net	—	—	—	440	440
Additions to property, plant and equipment and other assets	—	—	(99)	(55)	(154)
Additions to intangible assets	—	—	(96)	(16)	(112)
Purchases of marketable securities	—	—	(75)	—	(75)
Sales and maturities of marketable securities	—	—	210	—	210
Other investing activities	—	—	2	4	6

Net cash (used in)/provided by investing activities	—	—	(837)	320	(517)

Financing activities:
Proceeds from issuances of debt	—	347	384	—	731
Repayments of debt	—	(372)	(275)	(1)	(648)
Increase/(decrease) in other short-term borrowings	5	—	(6)	(68)	(69)
Activity under stock plans	(6)	—	—	(4)	(10)
Intercompany and other financing activities	6	(10)	648	(648)	(4)

Net cash provided by/(used in) financing activities	5	(35)	751	(721)	—

Effect of exchange-rate changes on cash and cash equivalents	—	—	13	32	45

Net decrease in cash and cash equivalents	(3)	—	(146)	(83)	(232)

Cash and cash equivalents at beginning of period	4	—	211	416	631

Cash and cash equivalents at end of period	$1	$—	$65	$333	$399

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidated Statement of Cash Flows (Successor)

For the period from May 24 to December 31, 2006

	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by operating activities	$23	$12	$159	$238	$432

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(37)	(6)	(43)
Proceeds from sale of subsidiaries and affiliates, net	—	—	91	—	91
Additions to property, plant and equipment and other assets	—	—	(75)	(35)	(110)
Additions to intangible assets	—	—	(38)	(19)	(57)
Purchases of marketable securities	—	—	—	(63)	(63)
Sales and maturities of marketable securities	—	—	—	59	59
Other investing activities	(10)	—	(10)	—	(20)

Net cash used in investing activities	(10)	—	(69)	(64)	(143)

Financing activities:
Payments to Valcon to settle certain borrowings for the Valcon Acquisition	(5,862)	—	—	—	(5,862)
Proceeds from issuances of debt, net of issuance cost	274	6,493	20	—	6,787
Repayments of debt	(1,381)	(13)	(155)	—	(1,549)
Stock activity of subsidiaries, net	—	—	(2)	8	6
Increase in other short-term borrowings	—	—	17	17	34
Repurchase of preference shares	(116)	—	—	—	(116)
Cash dividends paid to shareholders	(16)	—	—	—	(16)
Activity under stock plans	(86)	—	(5)	—	(91)
Settlement of derivatives, intercompany and other financing activities	7,151	(6,492)	(295)	(56)	308

Net cash used in financing activities	(36)	(12)	(420)	(31)	(499)

Effect of exchange-rate changes on cash and cash equivalents	—	—	6	2	8

Net (decrease)/increase in cash and cash equivalents	(23)	—	(324)	145	(202)

Cash and cash equivalents at beginning of period	27	—	535	271	833

Cash and cash equivalents at end of period	$4	$—	$211	$416	$631

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

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

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidated Statement of Cash Flows (Predecessor)

For the year ended December 31, 2005

	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by operating activities	$26	$—	$286	$198	$510

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(148)	(30)	(178)
Proceeds/(payments) from sale of subsidiaries and affiliates, net	—	—	15	(38)	(23)
Additions to property, plant and equipment and other assets	—	—	(96)	(67)	(163)
Additions to intangible assets	—	—	(57)	(18)	(75)
Purchases of marketable securities	—	—	—	(122)	(122)
Sales and maturities of marketable securities	—	—	—	141	141
Other investing activities	5	—	(2)	(9)	(6)

Net cash provided by/(used in) investing activities	5	—	(288)	(143)	(426)

Financing activities:
Repayments of debt	(1,805)	—	—	—	(1,805)
Stock activity of subsidiaries, net	—	—	—	(14)	(14)
(Decrease)/increase in other short-term borrowings	(718)	—	63	(18)	(673)
Cash dividends paid to shareholders	(99)	—	—	—	(99)
Activity under stock plans	7	—	—	—	7
Settlement of derivatives, intercompany and other financing activities	193	—	472	(595)	70

Net cash (used in)/provided by financing activities	(2,422)	—	535	(627)	(2,514)

Effect of exchange-rate changes on cash and cash equivalents	(65)	—	(54)	(70)	(189)

Net (decrease)/increase in cash and cash equivalents	(2,456)	—	479	(642)	(2,619)

Cash and cash equivalents at beginning of year	2,462	—	155	1,021	3,638

Cash and cash equivalents at end of year	$6	$—	$634	$379	$1,019

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Schedule II—Valuation and Qualifying Accounts

For the Years ended December 31, 2007, the Periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 and the Year ended December 31, 2005

(IN MILLIONS)	Balance Beginning of Period	Charged to Operating Income	Acquisitions and Divestitures	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for accounts receivable
Predecessor
For the year ended December 31, 2005	$41	$12	$—	$(14)	$(3)	$36
For the period January 1, 2006 to May 23, 2006	36	7	—	(4)	1	40

Successor					—
For the period May 23, 2006 to December 31, 2006	40	2	(5)	(8)	—	29
For the year ended December 31, 2007	$29	$3	$(2)	$(3)	$—	$27

(IN MILLIONS)	Balance Beginning of Period	Charged to Expense	Charged to Other Accounts	Acquisitions and Divestitures	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for deferred taxes
Predecessor
For the year ended December 31, 2005	$204	$22	$(6)	$—	$(5)	$215
For the period January 1, 2006 to May 23, 2006	215	13	(28)	—	(1)	199

Successor					—
For the period May 23, 2006 to December 31, 2006	199	—	(10)	(10)	—	179
For the year ended December 31, 2007	$179	$17	$20	$(20)	$3	$199

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include Management’s report or an attestation report of Nielsen’s registered public accounting firm regarding internal control over financial reporting. Nielsen will be required to report on internal control over financial reporting in its 2008 annual report on Form 10-K.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Management

The Executive Officers set forth below are responsible for achieving Nielsen’s goals, strategy, policies and results. The supervision of Nielsen’s management and the general course of its affairs and business operations is entrusted to the Supervisory Board, which currently consists of thirteen members. The officers and directors of Nielsen are as follows:

Name	Age	Position(s)
Executive Officers
David L. Calhoun	50	Chairman, Executive Board and Chief Executive Officer
Susan Whiting	51	Executive Vice President
Mitchell Habib	47	Executive Vice President, Global Business Services
Brian J. West	38	Chief Financial Officer
James W. Cuminale	55	Chief Legal Officer
Roberto Llamas	60	Chief Human Resources Officer
David E. Berger	51	Senior Vice President and Corporate Controller

Supervisory Board Members
Iain Leigh	51	Director
James A. Quella	58	Director
Michael S. Chae	39	Director
Eliot P.S. Merrill	37	Director
James M. Kilts	60	Director
James A. Attwood, Jr.	49	Director
Patrick Healy	41	Director
Lord Clive Hollick	62	Director
Alexander Navab	42	Director
Scott A. Schoen	49	Director
Richard J. Bressler	50	Director
Dudley G. Eustace	71	Director
Gerald S. Hobbs	66	Director

David L. Calhoun. Mr. Calhoun serves as Chairman of the Executive Board and Chief Executive Officer of Nielsen, a position he has held since September 2006. Prior to joining Nielsen, Mr. Calhoun was a Vice Chairman of the General Electric Company and President and CEO of GE Infrastructure, the largest of GE’s six business segments and comprised of Aviation, Energy, Oil & Gas, Transportation, and Water & Process Technologies, as well as GE’s Commercial Aviation Services and Energy Financial Services businesses. From 2003 until becoming a Vice Chairman of GE and President and CEO of GE Infrastructure in 2005, Mr. Calhoun served as President and CEO of GE Transportation, which is made up of GE’s Aircraft Engines and Rail businesses. Prior to joining Aircraft Engines in July 2000, Mr. Calhoun served as president and CEO of Employers Reinsurance Corporation from 1999 to 2000; president and CEO of GE Lighting from 1997 to 1999; and president and CEO of GE Transportation Systems from 1995 to 1997. From 1994 to 1995, he served as President of GE Plastics for the Pacific region. Mr. Calhoun joined GE upon graduation from Virginia Polytechnic Institute in 1979. Mr. Calhoun is currently a member of the Board of Directors of Medtronics, Inc.

Susan Whiting. Ms. Whiting serves as Executive Vice President of Nielsen and Chairman of Nielsen Media Research, a position she has held since January 2007. Ms. Whiting has overall responsibility for global marketing and product leadership across the Company as well as overall strategic responsibility for all Nielsen Media businesses worldwide. Ms. Whiting joined Nielsen Media Research in 1978 as part of its management training program. Since then she has worked in every aspect of the business. In 1997 she was appointed General Manager of National Services and Emerging Markets for Nielsen Media Research. In 2001, she was named President and Chief Operating Officer, and nine months later was named CEO for Nielsen Media Research. Ms. Whiting serves on the Board of Directors of Wilmington Trust Corporation. She graduated from Denison University with a Bachelor of Arts degree (cum laude) in Economics.

Mitchell Habib. Mr. Habib serves as Executive Vice President, Global Business Services of Nielsen, a position he has held since March 2007. Prior to joining Nielsen, Mr. Habib was employed by Citigroup as the Chief Information Officer of its North America Consumer Business from September 2005 and prior to that it’s North America Credit Cards Division from June 2004. Before joining Citigroup, Mr. Habib served as Chief Information Officer for several major divisions of the General Electric Company over a period of seven years.

Brian J. West. Mr. West serves as the Chief Financial Officer of Nielsen, a position he has held since February 2007. Prior to joining Nielsen, he was employed by the General Electric Company as the Chief Financial Officer of its GE Aviation division from June 2005. Prior to that, Mr. West held several senior financial management positions within the GE organization, including Chief Financial Officer of its GE Engine Services division, from March 2004, Chief Financial Officer of GE Plastics Lexan, from November 2002, and Chief Financial Officer of its NBC TV Stations division. Mr. West is a veteran of GE’s financial management program and spent more than 16 years with GE.

James W. Cuminale. Mr. Cuminale serves as the Chief Legal Officer of Nielsen, a position he has held since November 2006. Prior to joining Nielsen, Mr. Cuminale served for over ten years as the Executive Vice President—Corporate Development, General Counsel and Secretary of PanAmSat Corporation and PanAmSat Holding Corporation. In this role, Mr. Cuminale managed PanAmSat’s legal and regulatory affairs and its ongoing acquisitions and divestitures.

Roberto Llamas. Mr. Llamas serves as Chief Human Resources Officer of Nielsen, a position he has held since June, 2007. In this role he is responsible for all aspects of human resources worldwide. Prior to joining Nielsen, Mr. Llamas was the Chief Administrative Officer for The Cleveland Clinic and prior to that position he maintained a consulting business and was a Managing Partner and the Chief Human Resources Officer at Lehman Brothers. Mr. Llamas holds a Bachelor of Science degree in Marketing Management from California Polytechnic State University and a Masters of Science in Organizational Development from Pepperdine University.

David E. Berger. Mr. Berger serves as Senior Vice President and Corporate Controller of Nielsen, a position he has held since August 2005. In this role he is responsible for accounting, financial reporting, planning and analysis, budgeting and financial systems. Prior to this role, from January 2001, he served as Chief Financial Officer of The Nielsen Company (US), Inc. with responsibility for overseeing the U.S. arm of corporate controlling in addition to being responsible for global purchasing, real estate and financial systems. Prior to joining Nielsen in 2001 he had been employed for almost ten years at Simon & Schuster in varying senior management capacities leaving as Senior Vice President, Finance and Development. Prior to his tenure at Simon & Schuster, Mr. Berger worked at American National Can Company where he was Chief Financial Officer of one of its largest divisions. Mr. Berger started his professional career with the public accounting firm of Touche Ross and Company. Mr. Berger holds a Bachelor of Science in Economics from the University of Pennsylvania and a Masters of Business Administration from the University of Chicago.

Iain Leigh. Mr. Leigh has been a member of Nielsen’s Supervisory Board since June 13, 2006. Mr. Leigh is a Managing Partner and Head of the U.S. office of AlpInvest Partners. Prior to joining AlpInvest Partners in 2000, Mr. Leigh was Managing Investment Partner of Dresdner Kleinwort Benson Private Equity and a member of the Executive Committee of the firm’s global private equity business. Prior to that, he led the Restructuring Department within Kleinwort Benson’s Investment Banking division focusing on U.S. leveraged buy-outs and venture capital investments. Before moving to the U.S., Mr. Leigh held a number of senior operating positions in Kleinwort Benson in Western Europe and Asia. Mr. Leigh is a Fellow of the Chartered Association of Certified Accountants, U.K., and holds a Master’s degree in Business Administration from Brunel University, England.

James A. Quella. Mr. Quella has been a member of Nielsen’s Supervisory Board since July 28, 2006. Mr. Quella is a Senior Managing Director and Senior Operating Partner of the Private Equity Group of The Blackstone Group. Prior to joining The Blackstone Group, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners—CSFB Private Equity. Prior to that, Mr. Quella was Vice Chairman of Mercer Management Consulting and Strategic Planning Associates, its predecessor firm. Mr. Quella is currently a director of Allied Waste, Graham Packaging, Intelenet Global Services, Michael’s Stores and Vanguard Health Systems. Mr. Quella received a B.A. from the University of Chicago/University of Wisconsin Madison and a M.B.A. with Dean’s Honors from the University of Chicago Graduate School of Business.

Michael S. Chae. Mr. Chae has been a member of Nielsen’s Supervisory Board since June 13, 2006. Mr. Chae is a Senior Managing Director of the Private Equity Group of The Blackstone Group. Prior to joining The Blackstone Group in 1997, Mr. Chae worked as an Associate at The Carlyle Group and prior to that he was with Dillon, Read & Co. Mr. Chae is currently a director of Extended Stay America, Michael’s Stores and Universal Orlando and a member of the Board of Trustees of the Lawrenceville School. Mr. Chae graduated magna cum laude from Harvard College, received an M.Phil from Cambridge University and received a J.D. from Yale Law School.

Eliot P.S. Merrill. Mr. Merrill has been a member of Nielsen’s Supervisory Board since February 4, 2008. Mr. Merrill is a Managing Director of The Carlyle Group, based in New York. Prior to joining The Carlyle Group in 2001, Mr. Merrill was a Principal at Freeman Spogli & Co., a buyout fund with offices in New York and Los Angeles. From 1995 to 1997, Mr. Merrill worked at Dillon Read & Co. Inc. and, before that, at Doyle Sailmakers, Inc. Mr. Merrill holds an A.B. Degree from Harvard College. Mr. Merrill is a member of the Board of Directors of AMC Entertainment Inc.

James M. Kilts. Mr. Kilts has been a member of Nielsen’s Supervisory Board since November 23, 2006. Mr. Kilts is a founding partner of Centerview Partners. Prior to joining Centerview Partners, Mr. Kilts was Vice Chairman of the Board, The Procter & Gamble Company. Mr. Kilts was formerly Chairman of the Board, Chief Executive Officer and President of The Gillette Company before the company’s merger with Procter & Gamble in October 2005. Prior to Gillette, Mr. Kilts had served at different times as President and Chief Executive Officer of Nabisco, Executive Vice President of the Worldwide Food group of Philip Morris, President of Kraft USA and Oscar Mayer, President of Kraft Limited in Canada, and Senior Vice President of Kraft International. A graduate of Knox College, Galesburg, Illinois, Mr. Kilts earned a Masters of Business Administration degree from the University of Chicago. Mr. Kilts is currently a member of the Board of Directors of MetLife, MeadWestvaco and Pfizer. He also is a member of the Board of Overseers of Weill Cornell Medical College. Mr. Kilts serves on the Board of Trustees of Knox College and the University of Chicago and as Chairman of the Advisory Council of the University of Chicago Graduate School of Business. He is President of Atlas Heritage Foundation (Family Foundation).

James A. Attwood, Jr. Mr. Attwood has been a member of Nielsen’s Supervisory Board since July 28, 2006. Mr. Attwood is a Managing Director of The Carlyle Group and Head of the Global Telecommunications and Media group. Prior to joining The Carlyle Group, Mr. Attwood was with Verizon Communications, Inc. and GTE Corporation. Prior to GTE, he was with Goldman, Sachs & Co. Mr. Attwood serves as a member of the Boards of Directors of Hawaiian Telcom, Insight Communications and WILLCOM, Inc. Mr. Attwood graduated summa cum laude from Yale University with a B.A. in applied mathematics and an M.A. in statistics and received both J.D. and M.B.A. degrees from Harvard University.

Patrick Healy. Mr. Healy has been a member of Nielsen’s Supervisory Board since June 13, 2006. Mr. Healy is a Managing Director of Hellman & Friedman and leads the firm’s London office. Mr. Healy’s primary areas of focus are the media, financial and professional services industries and the firm’s European activities. Prior to joining Hellman & Friedman in 1994, Mr. Healy was with James D. Wolfensohn Incorporated and Consolidated Press Holdings in Australia. Mr. Healy is currently a director of DoubleClick, Inc., Mondrian

Investment Partners, entities affiliated with Gartmore Investment Management plc and oversees the firm’s investment in Axel Springer AG.

Lord Clive Hollick. Lord Hollick has been a member of Nielsen’s Supervisory Board since July 28, 2006. Lord Hollick is a Member at Kohlberg Kravis Roberts & Co., where he heads the Media industry team in Europe. Prior to joining Kohlberg Kravis Roberts & Co. in 2005, Lord Hollick was CEO of United Business Media. Lord Hollick is currently a director of Pro Sieben Sat 1 Media A.G., the senior director of Diageo plc and a director of Honeywell Inc. Lord Hollick received a B.A. and Doctorate from Nottingham University.

Alexander Navab. Mr. Navab has been a member of Nielsen’s Supervisory Board since June 13, 2006. Mr. Navab is a Member of KKR & Co. L.L.C., which is the general partner of Kohlberg Kravis Roberts & Co., where he heads the Media and Communications industry team. Prior to joining Kohlberg Kravis Roberts & Co. in 1993, Mr. Navab was with James D. Wolfensohn Incorporated and prior to that he was with Goldman, Sachs & Co. Mr. Navab is currently a director of Visant. Mr. Navab received a B.A. with Honors, Phi Beta Kappa, from Columbia College and an M.B.A. with High Distinction from the Harvard Graduate School of Business Administration.

Scott A. Schoen. Mr. Schoen has been a member of Nielsen’s Supervisory Board since June 13, 2006. Mr. Schoen is a Co-President of Thomas H. Lee Partners. Prior to joining Thomas H. Lee Partners in 1986, Mr. Schoen was with the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is currently a director of Simmons Company and Spectrum Brands, Inc. He is a member of the Board of Trustees of Spaulding Rehabilitation Hospital Network, a member of the Advisory Board of the MGH Center for Regenerative Medicine and a member of the Board of Advisors of the Yale School of Management. Mr. Schoen received a B.A. in History from Yale University, a J.D. from the Harvard Law School and an M.B.A. from Harvard Graduate School of Business Administration. Mr. Schoen is a member of the New York Bar.

Richard J. Bressler. Mr. Bressler has been a member of Nielsen’s Supervisory Board since July 28, 2006. Mr. Bressler is a Managing Director of Thomas H. Lee Partners, L.P. Prior to joining Thomas H. Lee Partners, L.P. in 2006, Mr. Bressler was employed by Viacom, Inc. from May 2001 through 2005 as the Senior Executive Vice President and Chief Financial Officer with responsibility for managing all strategic, financial, business development, and technology functions. Prior to that, Mr. Bressler served in various capacities with Time Warner Inc., including as Chairman and Chief Executive Officer of Time Warner Digital Media. He also served as Executive Vice President and Chief Financial Officer of Time Warner Inc. from March 1995 to June 1999. Prior to joining Time Inc. in 1988, Mr. Bressler was a partner with the accounting firm of Ernst & Young since 1979. Mr. Bressler is currently a Director of Univision Communications, Inc., Warner Music Group Corp., Gartner, Inc. and American Media, Inc. In addition, Mr. Bressler is a member of the J.P. Morgan Chase National Advisory Board. Mr. Bressler holds a B.B.A. from Adelphi University.

Dudley G. Eustace. Mr. Eustace has been a member of Nielsen’s Supervisory Board since June 13, 2006. Mr. Eustace currently serves as the chairman of the supervisory board of Smith & Nephew Plc., the vice chairman of the supervisory board and chairman of the audit committee of Royal KPN N.V., the chairman of the supervisory board and chairman of the nominating committee of Aegon N.V., the vice chairman of the supervisory board and chairman of the audit committee of Hagemeyer N.V., a member of the European Advisory Council of NM Rothschild & Sons, a member of the supervisory board of Stork N.V., a member of the board of Charterhouse Vermogensbeheer B.V. and a member of the board of Providence Capital N.V.

Gerald S. Hobbs. Mr. Hobbs has been a member of Nielsen’s Supervisory Board since January 2004. Mr. Hobbs was formerly a Vice Chairman of Nielsen’s Executive Board from 1999 until 2003. Mr. Hobbs is a Managing Director at Boston Ventures, Inc., which he joined in January 2005 as a partner. In addition, Mr. Hobbs is currently a director of The Bureau of National Affairs, Inc., Medley Global Advisors, LLC, New Track Media, Information Services Group, Inc. and Western Institutional Review Board, Inc.

Committees of the Board of Directors

The Supervisory Board established and maintains three committees through which it has authorized designated members of the Board to act: the Executive Committee, the Audit Committee and the Compensation Committee. The Executive Committee, consisting of Messrs. Chae (as Chairman), Attwood, Navab, Healy and Schoen, is authorized to act for the Supervisory Board between its regular meetings, subject to Board notification requirements. Mr. Chae became Chairman of the Executive Committee in 2008.

In general, the Audit Committee, consisting of Messrs. Bressler (as Chairman), Healy, Hobbs and Quella, recommends the appointment of an external auditor and oversees the work of the external and internal audit functions, provides compliance oversight, establishes auditing policies, reviews and assesses the financial results relating to Nielsen’s Transformation Initiative, discusses the results of the annual audit, critical accounting policies, significant financial reporting issues and judgments made in connection with the preparation of the financial statements and related matters with the external auditor and reviews earnings press releases and financial information provided to analysts and ratings agencies. The Supervisory Board has determined that Mr. Bressler, the chairman of the Audit Committee, is qualified as an audit committee financial expert within the meaning of the SEC regulations. The Supervisory Board has determined that Mr. Bressler would not be independent if the New York Stock Exchange listing rules applied. The Compensation Committee, consisting of Messrs. Attwood (as Chairman), Schoen, Chae, Navab and Healy, is responsible for setting, reviewing and evaluating our compensation, and related performance and objectives, of our senior management team. Mr. Attwood became Chairman of the Compensation Committee in 2008.

Code of Ethics

We have a code of ethics that applies to all of our employees, including our principal executive officer, our principal financial officer, principal accounting officer and persons performing similar functions. The Company’s code of ethics may be accessed through our website at www.nielsen.com.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has served as one of our officers or employees at any time. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other organization, one of whose executive officers served as a member of our Board or Compensation Committee.

Compensation Committee Report

The Compensation Committee has:

(1)	reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report; and,

(2)	based on the review and discussion referred to in paragraph (1) above, recommended to the Supervisory Board that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K relating to the 2007 fiscal year.

Members of the Compensation Committee

James A. Attwood, Jr. (Chairman)

Michael S. Chae

Patrick Healy

Alexander Navab

Scott A. Schoen

Compensation Discussion and Analysis

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our Chief Executive Officer, our former Chief Financial Officer (who resigned as the Company’s Chief Financial Officer in February 2007 and terminated employment with the Company on September 30, 2007), our current Chief Financial Officer, and our three other most highly compensated executive officers in 2007. These individuals are referred to as the “Named Officers”.

Our executive compensation program is approved by our Compensation Committee. None of the Named Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Officers, with the exception of our Chief Executive Officer, David Calhoun, who has a role in determining the compensation of the other Named Officers.

Executive Compensation Program Objectives and Overview

The Compensation Committee reviews Nielsen’s executive compensation program to ensure that:

•	The program adequately rewards performance which is tied to creating stockholder value; and

•

The program is designed to achieve Nielsen’s goals of promoting financial and operational success by attracting, motivating and facilitating the retention of key employees with outstanding talent and ability.

Nielsen’s executive compensation is based on three components, which are designed to be consistent with the Company’s compensation philosophy: (1) base salary; (2) annual cash incentives; and (3) long-term stock awards, including stock options and occasional awards of restricted stock units (“RSUs”), that are subject to performance-based and time-based vesting conditions. Senior management is asked to invest in the Company to ensure alignment of interests with other owners, and stock options and RSUs are granted when an investment is made. Nielsen also provides certain perquisites to Named Officers. Severance benefits are provided to Named Officers whose employment terminates under certain circumstances. In the event of a change in control, time-vested stock option awards will vest in full and performance-vested stock options may vest depending upon the return to the Sponsors. These benefits are described in further detail below in the section entitled “Potential Payments Upon Termination or Change in Control”.

In structuring executive compensation packages, the Committee considers how each element of compensation promotes retention and/or motivates performance by the executive. Base salaries, perquisites, severance and other termination benefits are all primarily intended to attract and retain qualified executives. These are the elements of our executive compensation program where the value of the benefit in any given year is not dependent on performance (although base salary amounts and benefits determined with reference to base salary may increase from year to year depending on performance, among other things). Some of the elements, such as base salaries and perquisites, are generally paid out on a short-term or current basis. Other elements, such as benefits provided upon retirement or other terminations of employment, are generally paid out on a longer-term basis. We believe that this mix of short-term and long-term elements allows us to achieve our goals of attracting and retaining senior executives.

Our annual incentive opportunity is primarily intended to motivate Named Officers’ performance to achieve specific strategies and operating objectives, although we also believe it helps us attract and retain senior executives. Our long-term equity incentives are primarily intended to align Named Officers’ long-term interests with stockholders’ long-term interests, and we believe they help motivate performance and help us attract and retain senior executives. These are the elements of our executive compensation program that are designed to reward performance and the creation of stockholder value.

Although we believe that to attract and retain senior executives, we must provide them with predictable benefit amounts that reward their continued service, we also believe that performance-based compensation such as annual incentives and long-term equity incentives play a significant role in aligning management’s interests with those of our stockholders. For this reason, these components of compensation constitute a substantial portion of compensation for our senior executives. Our compensation packages are designed to promote teamwork, initiative and resourcefulness by key employees whose performance and responsibilities directly affect the Company’s results of operations.

We generally do not adhere to rigid formulas or necessarily react to short-term changes in business performance in determining the amount and mix of compensation elements. We consider competitive market compensation but we do not attempt to maintain a certain target percentile. We incorporate flexibility into our compensation programs to respond to and adjust for changing business conditions. We believe that our short-term and long-term incentives provide the appropriate alignment between the interests of our owners and management.

Current Executive Compensation Program Elements

Base Salaries

We view base salary as a factor in our compensation package specifically related to retaining and attracting talented employees. In determining the amount of base salary that each Named Officer receives, we look to the rate of pay that the executive has received in the past, whether the executive’s position or responsibilities associated with his or her position have changed, if the complexity or scope of his or her responsibilities has increased, and how his or her position relates to other executives and their rate of base salary. Base salaries are reviewed annually or at some other appropriate time by the Compensation Committee and may be increased from time to time pursuant to such review. In determining base salary levels, the Committee considers Mr. Calhoun’s recommendations with respect to salary levels for Named Officers other than himself.

The Committee believes that the base salary levels of the Company’s senior executives are reasonable in view of competitive practices, the Company’s performance and the contribution and expected contribution of those executives to that performance. As described below under “Employment Agreement with Mr. David L. Calhoun”, the Company has entered into an employment agreement with Mr. Calhoun that sets the level of his base salary.

Annual Incentives

The Committee bases its annual cash incentives on those factors it believes best create long-term value. Accordingly, for the year ended December 31, 2007, several factors were considered in determining personal performance and the annual incentives for our Named Officers, including the extent to which the Company met its Management EBITDA and revenue objectives, an assessment of the executive’s qualitative job performance for 2007 and the Named Officer’s expected future contributions to the Company. Pre-established target payouts were set for each of our Named Officers but the Compensation Committee can substantially adjust the actual incentive paid, either above or below the pre-established target, depending on the financial performance of the Company and the individual’s personal performance.

The financial objectives for 2007 and the extent to which the Company achieved those objectives are set forth below:

	Target Amount ($ millions)	Actual Amount Achieved ($ millions)	Percent of Target Realized	Weight (as a % of the Named Officer’s target payout)	Payout based on achievement of financial objectives (as a % of the Named Officer’s target payout)
Management EBITDA(1)	$1,179	$1,132	96%	75%	80%
Revenue(2)	$4,749	$4,707	99%	25%	95%

(1)	Management EBITDA reflects EBITDA adjusted for unusual and non-recurring items, restructuring and stock-based compensation. Target adjusted to exclude the impact of foreign exchange.

(2)	Target adjusted to exclude the impact of foreign exchange.

When determining the actual annual incentives to be paid to the Named Officers for 2007, the Committee considered the financial performance shown above but also placed particular importance on qualitative factors that were not captured by these financial measures. These factors included the Named Officer’s success in implementing the Company’s plans to integrate and streamline its operations, and his/her judgment, vision and ability to lead the Company during a time of significant change. These factors are all expected to have a favorable impact on the mid and long-term financial performance and value of the Company.

We expect annual incentives for 2008 to be determined by the Compensation Committee in its discretion. The factors to be considered, in general, will include the achievement of the Company’s financial objectives, the Named Officer’s attainment of his or her individual goals and qualitative factors similar to those taken into account for the 2007 incentives. The Committee will also review the extent to which the Company has accomplished its planned integration and restructuring and the Named Officer’s contributions and expected future contributions to the Company’s operating and strategic plans.

Signing Bonuses

In certain circumstances, the Compensation Committee may grant signing bonuses to new executives in order to attract talented employees for key positions. The amounts of the signing bonuses are determined on the facts and circumstances applicable to the new hire. During 2007, Mr. West joined us as Chief Financial Officer. In connection with attracting Mr. West to join our Company, we granted him a signing bonus of $2,400,000 to compensate him for outstanding long-term incentive, restricted stock unit and stock option awards that he forfeited when he left his prior company to join us. Mr. Habib joined us in 2007 as Executive Vice President—Global Business Services. In connection with attracting Mr. Habib to join our Company, we granted him a signing bonus of $500,000.

Long-Term Equity Incentive Awards

Our policy is that the long-term equity compensation of our senior executives should be directly linked to the value provided to stockholders.

As described more fully below under “2006 Stock Acquisition and Option Plan”, equity awards are currently provided through common stock, stock options and, in limited circumstances, RSUs. Executives selected to participate in the plan are asked to invest in the Company by purchasing common stock. The amount initially offered for purchase is based upon the executive’s position in the organization, his or her impact on the organization and projected future impact. Once the executive purchases common stock at the fair market value as determined by the Executive Committee, a designated number of stock options are granted to the executive. The large majority of these options are granted at an exercise price equal to the “fair market value” as determined by the Executive Committee, while a smaller amount are granted at an exercise price equal to two times the “fair market value”. These stock options are 50% time-vested while the remaining 50% are performance-vested. For the time-vested options, 5% are vested on the grant date and 19% are vested on December 31 of each of the first five anniversaries of December 31, 2006. For the performance-vested options, 5% are vested on the grant date, and 19% are vested on December 31 of each of the first five anniversaries of December 31, 2006 should the Company meet or exceed its targeted Management EBITDA performance in that year (as described above). If the Management EBITDA target is not met, that portion of the performance-vested options can vest in a future year if the multi-year cumulative Management EBITDA targets are met in the future year.

2006 Stock Acquisition and Option Plan

On December 7, 2006, Valcon Acquisition Holding B.V. (“Dutch HoldCo”) adopted the 2006 Stock Acquisition and Option Plan for Key Employees of Valcon Acquisition Holding B.V. and its subsidiaries (the “2006 Equity Plan”), including executives of Nielsen. The 2006 Equity Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, purchase stock, restricted stock, dividend equivalent rights, and other stock-based awards to designated employees of Dutch HoldCo and its affiliates. As of February 26, 2008, a maximum of 35,030,000 shares of common stock of Dutch HoldCo may be subject to awards under the 2006 Equity Plan. The number of shares issued or reserved pursuant to the 2006 Equity Plan (or pursuant to outstanding awards) is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that terminate or lapse and shares delivered by a participant or withheld to pay the minimum statutory withholding rate, in each case, will again be available for grant under the 2006 Equity Plan. Shares of common stock that are acquired pursuant to the 2006 Equity Plan will be subject to the Management Stockholder’s Agreement.

Perquisites

We provide our Named Officers with perquisites, reflected in the “All Other Compensation” column of the Summary Compensation Table and described in the footnotes thereto. We believe that these are reasonable, competitive and consistent with our overall compensation program. The cost of these benefits is a small percentage of the overall compensation package but allow the executives to work more efficiently. We provide financial and tax preparation services, executive physicals and car allowances. Where necessary for business purposes, we also provide reimbursement for private club membership.

Severance and Other Benefits Upon Termination of Employment or Change in Control

We believe that severance protections play a valuable role in attracting and retaining key executive officers. Accordingly, we provide these protections to our senior executives. Beginning in 2007, these protections are offered in conjunction with participation in the Company’s 2006 Equity Plan. In the case of Mr. Calhoun, however, these benefits are provided under his employment agreement which is described in further detail below under the section “Employment Agreement with Mr. David L. Calhoun”. The Compensation Committee considers these severance protections an important part of an executive’s compensation. Consistent with his responsibilities as CEO and competitive practice, Mr. Calhoun’s benefits are higher than those of the other Named Executive Officers.

Summary Compensation Table

The following table presents information regarding compensation of our Chief Executive Officer, our Chief Financial Officer, our former Chief Financial Officer and our three other most highly compensated executive officers during 2007. These individuals are referred to as “Named Officers”.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(3) (f)	Non-Equity Incentive Plan Compensation ($)(4) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(5) (i)	Total ($) (j)
David Calhoun	2007	$1,500,000	$2,004,039	—	$12,490,458	$1,900,000	—	$819,816	$18,714,313
Chief Executive Officer	2006	$415,385	$600,000	—	$5,507,468	—	—	$19,574,188	$26,097,041

Brian West	2007	$581,539	$4,000,000	—	$1,606,115	$800,000	—	$339,664	$7,327,318
Chief Financial Officer

Mitchell Habib	2007	$484,615	$500,000	—	$1,445,504	$1,000,000	—	$13,606	$3,443,725
Executive Vice President

James Cuminale	2007	$500,000	—	—	$1,385,114	$600,000	—	$46,676	$2,531,790
Chief Legal Officer

Susan Whiting	2007	$850,000	—	$550,125	$2,077,671	$900,000	$28,172	$177,163	$4,583,131
Executive Vice President	2006	$575,577	$702,063	—	—	$432,000	$31,846	$2,612,655	$4,354,141

Rob Ruijter	2007	$403,195	$429,398	—	—	$3,070,391	$230,113	$9,499,317	$13,632,414
Former Chief Financial Officer	2006	$582,592	$732,745	—	—	—	$314,098	$2,652,445	$4,281,880

(1)	Represents the following payments for 2007: Mr. Calhoun signing bonus installment ($2,004,039); Mr. West signing bonus ($2,400,000) and deferred compensation ($1,600,000); Mr. Habib signing bonus ($500,000); Mr. Ruijter prorated annual incentive according to separation agreement ($429,398). For 2006, all amounts represent 2006 annual incentive payments.

(2)	Represents the amount recognized for financial statement reporting purposes for share based compensation expense incurred by Nielsen with respect to restricted stock units awarded to the Named Officers.

(3)	For 2007 and 2006, represents the amount recognized for financial statement reporting purposes for share based compensation expense with respect to options awarded to the Named Officers. For a discussion of the assumptions and methodologies used to value the awards reported in column (f), please see the discussion of option awards contained in Note 13 “Share-Based Compensation” to the Company’s consolidated financial statements, included as part of this Annual Report.

(4)	For 2007, the amounts reflected for Messrs. Calhoun, West, Habib, Cuminale and for Ms. Whiting, represent the 2007 annual incentive payments made in February 2008. For 2007, the amount reflected for Mr. Ruijter represents the paid amount of Mr. Ruijter’s 2005-2007 Long-Term Incentive Plan award. For 2006, the amount reflected for Ms. Whiting represents the amount paid from her 2005-2006 Long-Term Incentive Plan award.

(5)	For 2007, Mr. Calhoun’s amount includes interest on his deferred compensation ($733,000), legal fees ($14,887), amounts relating to his automobile and driver ($37,463) and tax gross-up amounts ($34,466). Mr. West’s amount includes relocation expenses ($231,788), car allowance ($12,900), financial planning ($20,730), interest accrual for deferred compensation ($67,333) and tax gross-up amounts ($6,913). Mr. Habib’s amount includes car allowance ($13,202) and tax gross-up amounts ($406). Mr. Cuminale’s amount includes financial planning ($10,583), medical exam ($1,501), car allowance ($17,400) and tax gross-up amounts ($17,192). Ms. Whiting’s amount includes club dues ($3,448), car expense ($17,562), financial planning ($13,305), medical exam ($2,375), apartment ($64,836) and tax gross-up amounts ($75,637). Mr. Ruijter’s amount includes lump-sum severance payment ($2,600,920), pre-pension payment ($3,551,048), 280g tax gross-up ($2,814,296), car expense ($13,063), medical exam ($4,067), apartment ($184,411), pension ($89,410), legal fees ($13,190) and income tax gross-up amounts ($228,912). For 2006, Mr. Calhoun received the following: make whole award ($18,840,627), signing bonus ($593,504), perquisites: legal/financial planning ($75,000), automobile ($1,550), driver ($6,220) and tax gross-up ($57,287); Ms. Whiting received the following perquisites: club dues ($3,507), financial planning ($7,650) , apartment ($60,412) and income tax gross-up ($54,596). She also received value realized on the exercise of stock options ($1,077,171), value on vesting of stock awards ($805,451), one-time special award ($150,000) and a distribution from the non-qualified deferred compensation plan ($445,353). Mr. Ruijter received the following perquisites: automobile ($13,074), apartment/parking ($331,971), U.S. charges for Dutch pension ($220,447) and income tax gross-up ($381,524). He also received value realized on the exercise of stock options ($389,642), value realized on vesting of stock awards ($554,554) and a one-time special award ($750,000).

Notes:

Mr. Ruijter’s 2006 and 2007 salary and bonus amounts were partially paid in Euros (2007: 1 Euro = 1.3723 USD; 2006: 1 Euro = 1.3232 USD)

Principal positions of the Named Officers are those as of December 31, 2007.

Grants of Plan-Based Awards in 2007

The following table presents information regarding grants of plan-based awards to our Named Officers in 2007.

Name	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#) (g)	All Other Option Awards: Number of Securities Underlying Options (#) (h)	Exercise or Base price of Option Awards ($/sh) (i)	Grant Date Fair Value of Stock and Option Awards (j)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Target (#) (f)
David Calhoun	1/1/2007	—	$1,500,000	$3,000,000	—	—	—	—	—

Brian West	1/1/2007	—	$700,000	$1,400,000	—	—	—	—	—
	3/21/2007	—	—	—	375,000	—	375,000	$10	$3,630,000
	3/21/2007	—	—	—	62,500	—	62,500	$20	$365,000

Mitchell Habib	1/1/2007	—	$900,000	$1,800,000	—	—	—	—	—
	3/21/2007	—	—	—	337,500	—	337,500	$10	$3,267,000
	3/21/2007	—	—	—	56,250	—	56,250	$20	$328,500

James Cuminale	1/1/2007	—	$500,000	$1,000,000	—	—	—	—	—
	2/2/2007	—	—	—	300,000	—	300,000	$10	$2,976,000
	2/2/2007	—	—	—	50,000	—	50,000	$20	$305,000

Susan Whiting	1/1/2007	—	$850,000	$1,700,000	—	—	—	—	—
	2/2/2007	—	—	—	450,000	—	450,000	$10	$4,464,000
	2/2/2007	—	—	—	75,000	—	75,000	$20	$457,500
	1/15/2007	—	—	—	—	100,000	—	$10	$1,000,000

Rob Ruijter	—	—	—	—	—	—	—	—	—

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our Named Officers in 2007. The primary elements of each Named Officer’s total compensation reported in the table are base salary, an annual cash incentive, and the stock and options award columns reflect their awards in the equity of Valcon Acquisition Holding B.V., the parent of Nielsen.

The Summary Compensation Table and the Grants of Plan-Based Awards Table should be read in conjunction with the narrative descriptions that follow.

Description of Plan-Based Awards

Upon the purchase of a prescribed number of shares of common stock, each Named Officer received stock options at an exercise price of $10 per share and others at an exercise price of $20 per share, as shown in the table above. One-half of the options are time-vested which became 5% vested on the grant date with the remaining time options vesting 19% a year on the last day of each of the calendar years 2007 through 2011. One-half of the options are performance-vested which became 5% vested on the grant date with the remaining performance options vesting 19% on the last day of each of the calendar years 2007 through 2011, if and only if the Company’s performance equals or exceeds the applicable annual Management EBITDA targets. The achievement of the annual Management EBITDA targets on a cumulative basis for any current year and all prior years will cause ‘catch-up’ vesting of any prior year’s installments which were not vested because of a failure to achieve the applicable annual Management EBITDA target for any such prior year. The number of common shares purchased by each of the Named Officers is as follows: Mr. West (125,000), Mr. Habib (175,000), Mr. Cuminale (300,000) and Ms. Whiting (100,000).

Employment Agreement with Mr. David L. Calhoun

On August 22, 2006 we entered into an employment agreement, which was amended effective as of September 8, 2006, with Mr. David L. Calhoun, our Chief Executive Officer.

The employment agreement has an employment term which commenced as of September 14, 2006 and, unless earlier terminated, will continue until December 31, 2011. On each December 31 thereafter, the employment agreement will be automatically extended for successive additional one-year periods unless either party provides the other 90 days’ prior written notice that the employment term will not be so extended. Under the employment agreement, Mr. Calhoun is entitled to a base salary of $1,500,000, subject to such increases, if any, as may be determined by the Board. He is eligible to earn a target annual bonus equal to 100% of base salary upon the achievement of performance goals at target levels established by the Board and is entitled to a greater or lesser annual bonus based on actual attainment of applicable performance goals. To the extent that he is subject to the golden parachute tax as a result of a change in control of Nielsen, the employment agreement entitles him to an additional amount to place him in the same after tax position he would have occupied had he not been subject to such excise tax. Mr. Calhoun is restricted, for a period of two years following termination of employment with us, from soliciting or hiring our employees, competing with us, or soliciting our clients. He is also subject to a nondisparagement provision.

In connection with entering into the employment agreement Mr. Calhoun became entitled to a signing bonus of $10,613,699, which is to be paid in installments annually through 2011. To make him whole for previous awards of stock and options forfeited upon leaving his prior employer, the employment agreement entitles Mr. Calhoun to a cash lump sum payment of $20,000,000, less the amount of any payments made by the prior employer in connection with his termination of employment. The lump sum amount paid to Mr. Calhoun pursuant to this make whole arrangement was $18,840,627. Additionally, in 2012 he is entitled to receive a lump sum deferred compensation benefit from us in the amount of $14,500,000 plus annual interest through such payment date, less any deferred compensation benefits he receives from previous employment. Mr. Calhoun is also a participant in the 2006 Equity Plan.

Pursuant to Mr. Calhoun’s employment agreement, he received an option grant to purchase 7,000,000 shares of Company common stock. The amount of his option grant was determined by the Compensation Committee in connection with Mr. Calhoun’s $20,000,000 investment in the Company. At the time of Mr. Calhoun’s investment, the Compensation Committee determined that a grant of options would be appropriate in order to further incentivize Mr. Calhoun and align his interests more closely with those of the Company and its equity holders. While there is no formal policy for the granting of options in connection with an equity investment, the Compensation Committee determined that a ratio of slightly less than 1 to 3 (i.e., 1,000,000 options for every $3,000,000 invested in the Company) was appropriate in light of Mr. Calhoun’s particular circumstances, including his early departure from his prior employer and the critical nature of his position with, and the extent of his financial commitment to, the Company and the risks related thereto. The exercise prices of the options were determined pursuant to the Compensation Committee’s goal of aligning Mr. Calhoun’s interests with those of the Company and its equity holders. Specifically, 6,000,000 of the options were given an exercise price of $10 per share, fair value on the date of the grant. The remaining 1,000,000 options were given an exercise price of $20 per share, twice the fair value on the date of the grant, in order to incentivize Mr. Calhoun to increase the value of the Company to above $20 per share. One-half of the options are time-vested options and the other one-half are performance-vested options. The portion of the option grant subject to time-based vesting became vested and exercisable as to 5% of the shares of common stock subject thereto on grant date and 19% will vest and become exercisable on the last day of each of the next five calendar years. The portion of the option grant subject to performance based vesting became vested and exercisable as to 5% of the shares of common stock subject thereto on December 31, 2006 and 19% will vest and become exercisable on the last day of each of the next five calendar years based on the achievement of EBITDA targets.

Under the employment agreement, Mr. Calhoun is entitled to the following payments and benefits in the event of a termination by us without “cause”, a non-extension of his employment term by us, or by Mr. Calhoun for “good reason” (as such terms are defined in the agreement) during the employment term: (i) subject to his compliance with certain restrictive covenants, an amount equal to two times the sum of his annual base salary and $2,000,000, provided that such payment is in lieu of any other severance benefits to which Mr. Calhoun might otherwise be entitled; (ii) a pro-rata annual bonus for the year of termination based on attainment of performance goals; and (iii) continued health and welfare benefits at our cost, provided that if such coverage is not available for any portion of such period under our medical plans, we must provide him with an economically equivalent benefit or payment determined on an after-tax basis.

Written Employment Arrangement with Ms. Susan Whiting

On December 4, 2006 we entered into a written employment arrangement with Ms. Susan D. Whiting (Executive Vice President of The Nielsen Company B.V., Chairman of Nielsen Media Research, and advisor to the Supervisory Board).

Under the written employment arrangement, Ms. Whiting is entitled to a base salary of $850,000 effective November 13, 2006, subject to increase, if any, as may be determined by the Supervisory Board. Ms. Whiting is eligible to earn a target annual bonus equal to 100% of base salary upon the achievement of performance goals based upon Management EBITDA to be determined in good faith in consultation with the Chief Executive Officer. In connection with entering into the written employment arrangement, Ms. Whiting became entitled to purchase 100,000 shares of common stock of Valcon Acquisition Holding B.V. for fair market value at date of purchase as provided under the 2006 Equity Plan. This purchase was subsequently made in February 2007. In addition, Ms. Whiting received a stock option grant of 1,050,000 shares subject to her purchase of the common stock and a grant of 100,000 restricted stock units scheduled to vest over 5 years, commencing on January 15, 2007.

New Hire Offer to Mr. Brian West

On February 20, 2007, we offered the position of Chief Financial Officer to Mr. Brian West. Under the written offer letter, Mr. West is entitled to a base salary of $700,000, effective on his start date with the Company (February 23, 2007), subject to annual review along with other Company executives. Mr. West is eligible to earn a target annual bonus equal to 100% of base salary upon the achievement of both financial and individual performance goals. Additionally, Mr. West received a one-time, lump sum payment of $2,400,000 in consideration of his outstanding long-term incentive, restricted stock unit and stock option awards granted by his prior employer. He also became entitled to receive a lump sum deferred compensation benefit from the company equal to $1,600,000 with interest credited at the rate of 5.05%, less the actuarially equivalent with regard to any amount he receives or is entitled to receive from the deferred compensation benefit from his prior employer. In connection with joining Nielsen, he also became entitled to purchase 125,000 shares of common stock of Valcon

Acquisition Holding B.V. for fair market value at date of purchase as provided under the 2006 Equity Plan. This purchase was subsequently made in March 2007. In addition, Mr. West received a stock option grant of 875,000 shares subject to the subsequent purchase of the common stock.

New Hire Offer to Mr. Mitchell Habib

Effective March 1, 2007, Mr. Mitchell Habib joined the Company as Executive Vice President for Global Business Services. Under his written offer letter, Mr. Habib is entitled to receive a base salary of $600,000, effective on his start date with the Company, subject to annual review with other Company executives. Mr. Habib is eligible to earn a target annual bonus of $900,000 based upon the achievement of both financial and individual performance goals. Additionally, Mr. Habib received a one-time, lump sum payment of $500,000 shortly after he joined the Company. In connection with joining Nielsen, he also became entitled to purchase 175,000 shares of common stock of Valcon Acquisition Holding B.V. for fair market value at the date of purchase as provided under the 2006 Equity Plan. This purchase was subsequently made in March 2007. In addition, Mr. Habib received a stock option grant of 787,500 shares subject to the subsequent purchase of the common stock.

Option Exercises and Stock Vested in 2007

The following table presents information regarding the amounts received by each of our Named Officers upon the exercise of option awards or the vesting of stock awards during the fiscal year ended December 31, 2007.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
David Calhoun	—	—	—	—
Brian West	—	—	—	—
Mitchell Habib	—	—	—	—
James Cuminale	—	—	—	—
Susan Whiting	—	—	20,000	$200,000
Rob Ruijter	—	—	—	—

Outstanding Equity Awards at 2007 Fiscal Year End

The following table presents information regarding the outstanding equity awards held by each of our Named Officers as of December 31, 2007.

Name (a)	Option Awards(1)						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)		Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
David Calhoun	1,440,000 240,000	2,280,000 380,000	2,280,000 380,000	$ $	10 20	11/22/2016 11/22/2016	— —	$	— —
Brian West	180,000 30,000	285,000 47,500	285,000 47,500	$ $	10 20	3/21/2017 3/21/2017	— —		— —
Mitchell Habib	162,000 27,000	256,500 42,750	256,500 42,750	$ $	10 20	3/21/2017 3/21/2017	— —		— —
James Cuminale	144,000 24,000	228,000 38,000	228,000 38,000	$ $	10 20	2/2/2017 2/2/2017	— —		— —
Susan Whiting	216,000 36,000	342,000 57,000	342,000 57,000	$ $	10 20	2/2/2017 2/2/2017	80,000 —		$800,000 —
Rob Ruijter	—	—	—		—	—	—		—

(1)	The terms of each option award reported in the table above are described above under “Grants of Plan-Based Awards in 2007”. Their option awards are subject to a vesting schedule, with 5% of the options on grant date, and 19% on each of the five anniversaries of December 31, 2006. The exercisable options shown in Column (b) above are currently vested. The unexercisable options shown in Column (c) and (d) above are unvested. As described above, options are subject to accelerated vesting in connection with a change in control of Nielsen and, in the case of Mr. Calhoun, certain terminations of his employment with Nielsen. The options at $20 per share exercise price represent options granted at 2 times fair market value. Mr. Calhoun’s grant date was November 22, 2006. The grant dates for the remaining Named Officers are shown on the “Grants of Plan-Based Awards in 2007” table.

2007 Pension Benefits

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
David Calhoun	—	—	—	—
Brian West	—	—	—	—
Rob Ruijter(1)	Individual	26.50	$4,230,206	—
Mitchell Habib	—	—	—	—
James Cuminale	—	—	—	—
Susan Whiting	Qualified Plan	26.67	$213,533	—
	Excess Plan	26.67	$233,754	—

(1)	The present value of Mr. Ruijter’s Netherlands pension is €2,874,074, or $4,230,206. He is also eligible to receive a pre-pension benefit at any time between ages 61 and 65. This benefit has a present value at December 31, 2007 of €269,481, or $396,636. The exchange rate at 12/31/2006 is 1 Euro = $1.3193 and at 12/31/2007 is 1 Euro = $1.47185.

Assumptions for present value of accumulated benefit

Present values at December 31, 2007 were calculated using an interest rate of 6.50%, an interest credit rate of 5.25% and the RP 2000 mortality table (projected to 2006). At 12/31/2006 values were calculated using an interest rate of 6.00%, an interest credit rate of 4.75% and the RP 2000 mortality table (projected to 2006). These assumptions are consistent with those used for the financial statements of the Nielsen Company’s retirement plans.

U.S. Retirement Plans

Effective August 31, 2006, the Company froze its U.S. qualified and non-qualified retirement plans. No participants may be added and no further benefits may accrue after this date. The retirement plans, as in existence immediately prior to the freeze, are described below.

We maintain a tax-qualified retirement plan, a cash-balance pension plan that covers eligible U.S. employees who have completed at least one year of service. Prior to the freeze, we added monthly basic and investment credits to each participant’s account. The basic credit equals 3% of a participant’s eligible monthly compensation. Participants became fully vested in their accrued benefits after the earlier of five years of service or when the participant reached normal retirement age (which is the later of age 65 or the fifth anniversary of the date the participant first became eligible to participate in the plan). Unmarried participants receive retirement benefits as a single-life annuity, and married participants receive retirement benefits as a qualified joint-and-survivor annuity. Participants can elect an alternate form of payment such as a straight-life annuity, a joint-and-survivor annuity, years certain-and-life income annuity or a level income annuity option. Lump sum payment of accrued benefits is only available if the benefits do not exceed $5,000. Payment of benefits begins at the later of the participant’s termination of employment with us or reaching age 40.

We also maintain a non-qualified retirement plan (the “Excess Plan”) for certain of our management and highly compensated employees. Prior to the freeze, the Excess Plan provided supplemental benefits to individuals whose benefits under the Cash Balance Plan are limited by the provisions of Section 415 and/or Section 401(a) (17) of the Code. The benefit payable to a participant under the Excess Plan is equal to the difference between the benefit actually paid under the Cash Balance Plan and the amount that would have been payable had the applicable Code limitations not applied. Although the Excess Plan is considered an unfunded plan and there is no current trust agreement for the plan, assets have been set aside in a “rabbi trust” fund. It is intended that benefits due under the Excess Plan will be paid from this rabbi trust or from the general assets of the Nielsen entity that employs the participants.

Ms. Whiting is the only Named Officer who is a participant in this plan.

Pension Plan in the Netherlands

We maintain a defined benefit pension scheme in the Netherlands. Benefits under the pension scheme are based on a participant’s years of service and pensionable salary. The pensionable salary is the annual base salary including fixed allowances and holiday allowance less a threshold of approximately €16,500 over which no pension is accrued. The final pension amounts are determined based upon an annual pension accrual of: 1.75% of the pensionable salary up to €54,500 (amounts as per 1 July 2003); 1.5% of the pensionable salary between €54,500 and €109,000; and 1.25% of the pensionable salary exceeding €109,000. Matching employee contributions of 6%, 5.1% and 4.3% respectively are also required. The minimum age for participation in the pension scheme is 25 and the retirement age is 65. Mr. Ruijter is the only Named Officer who is a participant in this plan.

2007 Nonqualified Deferred Compensation

Messrs. Calhoun and West received a supplementary deferred compensation contribution as part of their new hire arrangements (as explained above). Both Named Officers receive interest credits at 5.05% per annum.

The Company offers a voluntary nonqualified deferred compensation plan in the United States which allows selected executives the opportunity to defer a significant portion of their base salary and incentive payments to a future date. Earnings on deferred amounts are determined with reference to designated mutual funds. Ms. Whiting is the only Named Officer with a balance under this plan. There is no above market rate of return given to executives as defined by the SEC.

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
David Calhoun	$—	$—	$733,000	$—	$15,233,000
Brian West	$—	$1,600,000	$67,333	$—	$1,667,333
Susan Whiting	$—	$—	$(1,352)	$(339,372)	$—

Potential Payments Upon Termination or Change in Control

Severance Benefits—Termination of Employment

In the event Mr. Calhoun’s employment is terminated during the employment term due to death, disability, by the Company without cause, by Mr. Calhoun for good reason or due to the Company’s non-extension of the Term (as those terms are defined in the employment agreement), Mr. Calhoun will be entitled to severance pay that includes (1) payment equal to two times the sum of (a) Mr. Calhoun’s base salary, plus (b) $2,000,000, paid in equal installments for the severance period; (2) a pro-rata portion of Mr. Calhoun’s bonus for the year of the termination; (3) payment of balances in his deferred compensation account; (4) pro-rata payment of his next signing bonus installment and (5) continued health and welfare benefits for Mr. Calhoun and his family members for the term of the severance. If Mr. Calhoun’s employment had been terminated without cause by the Company or for good reason by the executive on December 31, 2007, he would have received total payments as shown in the following table (if he received his target incentive) plus continued health and welfare benefits coverage for Mr. Calhoun and his family members for up to two years, in an amount estimated to be $11,400 for the two year period. Additionally, Mr. Calhoun would be entitled to receive his balance under the nonqualified deferred compensation arrangement as shown above. In the event of a change in control, any then-unvested time-based stock options will become vested and exercisable in full. Any then-unvested performance-based stock options will become vested and exercisable in full, if as a result of such change in control, the sponsors realize an aggregate return of at least 2.5 times their equity investment in the Company (including all dividends and other payments). As of December 31, 2007, the value of any accelerated vesting of options would be zero because the per share price of the Company’s common stock ($10) is equal to the strike price of the majority of the stock options ($10) and below the strike price of the remainder of the stock options ($20).

Name	2 times Base Salary plus $2,000,000	Annual Incentive Award (at target)	Signing Bonus	Total
David Calhoun	$5,000,000	$1,500,000	$2,004,039	$8,504,039

In the event any of the other Named Officers are terminated by the Company without cause or by them for good reason, they will be entitled to severance pay that includes (1) payment equal to two times the sum of their base salary plus (2) a pro-rata portion of their bonus for the year of termination and (3) continued health and welfare benefits for the executive and their family members for the term of the severance. If an executive’s employment had been terminated without cause by the Company or for good reason by the executive on December 31, 2007, they would have received total payments as shown in the following table (if they received their target incentive). Additionally, they would be eligible for continued health and welfare benefits coverage for the executives and their family members for up to two years, in an amount estimated to be $11,400 for the two year period. Additionally, Mr. West would be entitled to receive his balance under the nonqualified deferred compensation arrangement as shown above. In the event of a change in control, any then-unvested time-based stock options will become vested and exercisable in full. Any then-unvested performance-based stock options will become vested and exercisable in full, if as a result of such change in control, the sponsors realize an aggregate return of at least the amounts set forth under the stock option agreement. As of December 31, 2007, the value of any accelerated vesting of options would be zero because the per share price of the Company’s common stock ($10) is equal to the strike price of the majority of the stock options ($10) and below the strike price of the remainder of the stock options ($20).

Name	2 times Base Salary	Annual Incentive Award (at target)	Total
Brian West	$1,400,000	$700,000	$2,100,000
Mitchell Habib	$1,200,000	$900,000	$2,100,000
James Cuminale	$1,000,000	$500,000	$1,500,000
Susan Whiting	$1,700,000	$850,000	$2,550,000

On April 20, 2007, we entered into a separation agreement with Mr. Robert Ruijter, our former Chief Financial Officer who resigned effective September 30, 2007. The separation agreement includes the following payments: a lump sum separation payment of $2,600,920, prorated annual incentive plan award of $429,398, prorated 2005-2007 long-term incentive of $3,070,391, pre-pension payment distribution of $1,727,162 in the United States which was grossed up at the appropriate marginal tax rate and $575,721 in the Netherlands, which was not grossed up.

Restrictive Covenants

Pursuant to Mr. Calhoun’s employment agreement, he has agreed not to disclose any Company confidential information at any time during or after his employment with Nielsen. In addition, Mr. Calhoun has agreed that, for a period of two years following a termination of his employment with Nielsen, he will not solicit Nielsen’s employees or customers or materially interfere with any of Nielsen’s business relationships. He also agrees not to act as an employee, investor or in another significant function in any business that directly or indirectly competes with any business of the Company.

Pursuant to the severance agreements of the other Named Officers, they have agreed not to disclose any Company confidential information at any time during or after their employment with Nielsen. In addition, they have agreed that, for a period of two years following a termination of their employment with Nielsen, they will not solicit Nielsen’s employees or customers or materially interfere with any of Nielsen’s business relationships. They also agree not to act as an employee, investor or in another significant function in any business that directly or indirectly competes with any business of the Company.

In the event a Named Officer breaches the restrictive covenants, in addition to all other remedies that may be available to the Company, the Named Officer will be required to pay to the Company any amounts actually paid to him or her by the Company in respect of any repurchase by the Company of the options or shares of common stock underlying the options held by the officer.

2007 Director Compensation

The Supervisory Board consists of 13 members. Ten of the 13 members are representatives of the Sponsors and receive no compensation for their services as board members. The other three members (or their affiliate) receive annual compensation as follows:

Chairman of Supervisory Board.	$82,338
Member of the Supervisory Board.	$54,892
Member of the Audit Committee.	$10,978

The following table presents information regarding the compensation paid or accrued during 2007 to members of our Supervisory Board.

Name	Fees Earned or Paid in Cash as a Member of Supervisory Board ($)	Fees Earned or Paid in Cash as a Member of the Audit Committee ($)	Total ($)
Gerald S. Hobbs	$54,892	$10,978	$65,870
Dudley G. Eustace	$82,338	—	$82,338
Michael S. Chae	—	—	—
Patrick Healy	—	—	—
Iain Leigh	—	—	—
Alexander Navab	—	—	—
Scott Schoen	—	—	—
James A. Attwood	—	—	—
Richard J. Bressler	—	—	—
Clive Hollick	—	—	—
James A. Quella	—	—	—
James Kilts	$54,892	—	$54,982
Allan Holt	—	—	—

Payments for members of the Supervisory Board are paid in Euros but converted to US$ above at a rate of 1 EUR = $1.3723

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of Nielsen’s capital stock as of December 31, 2007 with respect to:

•	each person or group of affiliated persons known by Nielsen to own beneficially more than 5% of the outstanding shares of any class of its capital stock, together with their addresses;

•	each of Nielsen’s directors;

•	each of Nielsen’s Named Officers; and

•	all directors and nominees and executive officers as a group.

As of December 31, 2007, Valcon Acquisition B.V., a private company with limited liability incorporated under the laws of The Netherlands (“Valcon”), owned approximately 99.4% of Nielsen’s issued and outstanding share capital. Following the consummation of the statutory squeeze-out which is expected to be completed in the first half of 2008, all of Nielsen’s issued and outstanding share capital will be held by Valcon. Investment funds associated with or designated by the Sponsors and certain co-investors own shares of Nielsen indirectly through their holdings in Valcon Acquisition Holding (Luxembourg) S.á r.l., a private limited company incorporated under the laws of Luxembourg (“Luxco”). Luxco indirectly owns shares of Nielsen through its holdings in Valcon Acquisition Holdings B.V., a private company with limited liability incorporated under the laws of The Netherlands (“Dutch Holdco”). Valcon, Nielsen’s parent, is a wholly owned subsidiary of Dutch Holdco. The information set forth in the table below with respect to the number and the percentage of shares beneficially owned by the investment funds associated with or designated by the Sponsors reflects the number of shares held by each such entity, respectively, in Luxco. The Named Officers own shares of Nielsen indirectly through their holdings in Dutch Holdco. The information set forth in the table below with respect to the number and percentage of shares beneficially owned by the Named Officers reflects the number of shares held by each such person, respectively, in Dutch Holdco.

	Number and Percent of Shares Beneficially Owned
	Number	Percent
AlpInvest Partners(1)	(1)	6.93%
The Blackstone Group(2)	(2)	20.35%
The Carlyle Group(3)	(3)	20.35%
Hellman & Friedman(4)	(4)	9.80%
Kohlberg Kravis Roberts & Co.(5)	(5)	20.66%
Thomas H. Lee Partners(6)	(6)	20.66%
Iain Leigh	—	—
James A. Quella	—	—
Michael S. Chae	—	—
Allan M. Holt	—	—
James M. Kilts	—	—
James A. Attwood, Jr.	—	—
Patrick Healy	—	—
Lord Clive Hollick	—	—
Alexander Navab	—	—
Scott A. Schoen	—	—
Richard J. Bressler	—	—
Dudley G. Eustace	—	—
Gerald S. Hobbs	—	—
David L. Calhoun(7)	3,680,000	*
Susan Whiting (7)	392,000	*
Robert A. Ruijter	—	—
Brian West(7)	335,000	*
James W. Cuminale(7)	468,000	*
Mitchell Habib(7)	364,000	*
All Directors and Named Officers as a Group (21 persons)	5,745,000	*

*	less than 1%

(1)	AlpInvest Partners CS Investments 2006 C.V. (“Investments 2006”) beneficially owns 27,805 ordinary shares of Luxco (“Ordinary Shares”), 1,404,451 Convertible Preferred Equity Certificates of Luxco (“CPECs”), and 7,159,876 Yield Free Convertible Preferred Equity Certificates of Luxco (“YCPECs”). The CPECs and the YCPECs are convertible into ordinary shares of Luxco at any time at the option of Luxco or at the option of the holders thereof. The general partner of Investments 2006 is AlpInvest Partners 2006 B.V., whose managing director is AlpInvest Partners N.V. (“AlpInvest NV”). AlpInvest NV, by virtue of the relationships described above, may be deemed to have voting or investment control with respect to the shares held by Investments 2006. AlpInvest NV disclaims beneficial ownership of such shares. AlpInvest Partners Later Stage Co-Investments IIA C.V. (“LS IIA CV”) beneficially owns 280 Ordinary Shares and 50,666 YFCPECs. AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V. (“LS IIA BV”) holds the shares as a custodian for LS IIA CV. The general partner of LS IIA CV is AlpInvest Partners Later Stage Co-Investments Management IIA B.V., whose managing director is AlpInvest NV. AlpInvest NV, by virtue of the relationships described above, may be deemed to have voting or investment control with respect to the shares held by LS IIA BV. AlpInvest NV disclaims beneficial ownership of such shares. The address of each of the entities and persons identified in this footnote is Jachthavenweg 118, 1081 KJ Amsterdam, The Netherlands.

Volkert Doeksen, Paul de Klerk, Wim Borgdorff and Erik Thyssen, in their capacities as managing directors of AlpInvest NV, effectively have the power to exercise voting and investment control over the shares held by Investments 2006 and LS IIA BV when two of them act jointly. Each of Messrs. Doeksen, De Klerk, Borgdorff and Thyssen disclaims beneficial ownership of such shares.

(2)	Blackstone Capital Partners (Cayman) V L.P. (“BCP V”) beneficially owns 78,195 Ordinary Shares, 3,909,484 CPECs, and 20,071,555 YFCPECs. Blackstone Family Investment Partnership (Cayman) V L.P. (“BFIP V”) beneficially owns 3,645 Ordinary Shares, 182,058 CPECs and 934,700 YFCPECs. Blackstone Family Investment Partnership (Cayman) V-A L.P. (“BFIP V-A”) beneficially owns 345 Ordinary Shares, 17,599 CPECs and 90,359 YFCPECs. Blackstone Participation Partnership (Cayman) V L.P. (“BPPV” and, collectively with BCP V, BFIP V and BFIP V-A, the “Blackstone Funds”) beneficially owns 245 Ordinary Shares, 12,613 CPECs and 64,751 YFCPECs. Blackstone Management Associates (Cayman) V, L.P. (“BMA”) is the general partner of each of the Blackstone Funds. Blackstone LR Associates (Cayman) V Ltd. (“BLRA”) is the general partner of BMA and may, therefore, be deemed to have shared voting and investment power over the Ordinary Shares, CPECs and YFCPECs of Luxco. Messrs. Peter G. Peterson and Stephen A. Schwarzman are directors and controlling persons of BLRA and as such may be deemed to share beneficial ownership of the Ordinary Shares, CPECs and YFCPECs of Luxco controlled by BLRA. Each of BLRA and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such shares. The address of each of the Blackstone Funds, BMA and BLRA is c/o Walkers SPV Limited, P.O. Box 908 GT, George Town, Grand Cayman. The address of each of Messrs. Peterson and Schwarzman is c/o The Blackstone Group, 345 Park Avenue, New York, NY 10154.

(3)	Carlyle Partners IV Cayman, L.P. (“CP IV”) beneficially owns 64,970 Ordinary Shares, 3,248,636 CPECs and 16,678,721 YFCPECs. CP IV’s general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P. CP IV Coinvestment Cayman, L.P (“CPIV Coinvest”) beneficially owns 2,620 Ordinary Shares; 131,202 CPECs and 673,599 YFCPECs. CPIV Coinvest’s general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P. CEP II Participations S.á r.l. SICAR (“CEP II P”) beneficially owns 14,840 Ordinary Shares; 741,916 CPECs and 3,809,044 YFCPECs (the Ordinary Shares, CPECs and YFCPECs beneficially owned by CP IV, CPIV Coinvest and CEP II P are collectively referred to as the “Carlyle Shares”). CEP II P is directly or indirectly owned by Carlyle Europe Partners II, L.P., whose general partner is CEP II GP, L.P., whose general partner is CEP II Limited, which is wholly owned by TC Group Cayman Investment Holdings, L.P. The general partner of TC Group Cayman Investment Holding, L.P. is TCG Holdings Cayman II, L.P. The general partner of TCG Holdings Cayman II, L.P. is DBD Cayman Limited, a Cayman Islands exempted limited liability company. DBD Cayman Limited has investment discretion and dispositive power over the Carlyle Shares. DBD Cayman Limited is controlled by its Class A members, William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein and all action relating to the investment and disposition of the Carlyle Shares requires their approval. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein each disclaim beneficial ownership of the Carlyle Shares. Pursuant to an agreement between DBD Cayman Limited and its Class B member, Carlyle Offshore Partners II Limited, voting power over the Carlyle Shares is held by Carlyle Offshore Partners II, Limited. Carlyle Offshore Partners II Limited has 13 members, each of whom disclaims beneficial ownership of the Carlyle Shares. The address of each of the entities and persons identified in this footnote is c/o The Carlyle Group, L.P., 520 Madison Avenue, New York, New York 10022.

(4)

The Luxco shares shown as owned by Hellman & Friedman Investors V (Cayman), Ltd. are owned of record by (i) Hellman & Friedman Capital Partners V (Cayman), L.P., which owns 34,801 Ordinary Shares, 1,744,020 CPECs and 8,953,928 YFCPECs, (ii) Hellman & Friedman Capital Partners V (Cayman Parallel), L.P., which owns 4,874 Ordinary Shares, 239,535 CPECs and 1,229,793 YFCPECs, and (iii) Hellman & Friedman Capital Associates V (Cayman), L.P., which owns 10 Ordinary Shares, 992 CPECs and 5,086 YFCPECs. Hellman & Friedman Investors V (Cayman), Ltd. is the sole general partner of Hellman & Friedman Capital Associates V (Cayman), L.P. and Hellman & Friedman Investors V (Cayman), L.P. Hellman & Friedman Investors V (Cayman), L.P., in turn, is the sole general partner of each of Hellman &

Friedman Capital Partners V (Cayman), L.P. and Hellman & Friedman Capital Partners V (Cayman Parallel), L.P. Hellman & Friedman Investors V (Cayman), Ltd. is owned and controlled by 11 shareholders, none of whom own more than 9.9% of Hellman & Friedman Investors V (Cayman), Ltd. Hellman & Friedman Investors V (Cayman), Ltd. has formed a five-member investment committee (the “Investment Committee”) that serves at the discretion of the company’s Board of Directors and makes recommendations to the Board with respect to matters presented to it. Members of the Investment Committee are F. Warren Hellman, Brian M. Powers, Philip U. Hammarskjold, Patrick J. Healy and Thomas F. Steyer. Each of the members of the Investment Committee and the shareholders of Hellman & Friedman Investors V (Cayman), Ltd. disclaim beneficial ownership of any Luxco shares beneficially owned by Hellman & Friedman Investors V (Cayman), Ltd. except to the extent of their pecuniary interest therein. Mr. Healy serves as a Managing Director of Hellman & Friedman LLC, an affiliate of Hellman & Friedman Investors V (Cayman), Ltd., is a 9.9% shareholder of Hellman & Friedman Investors V (Cayman), Ltd. and is a member of the Investment Committee. The address of Hellman & Friedman Capital Partners V (Cayman), Ltd. is c/o Walkers SPV Limited, Walker House, 87 Mary Street, Georgetown, Grand Cayman KY1-9002, Cayman Islands.

(5)	KKR VNU Equity Investors, L.P. beneficially owns 13,655 Ordinary Shares, 681,977 CPECs and 3,580,147 YFCPECs and is controlled by its general partner, KKR VNU GP Limited. KKR VNU GP Limited is wholly-owned by KKR VNU (Millennium) Limited (“KKR VNU Limited”). KKR VNU Limited also beneficially owns 70,030 Ordinary Shares, 3,501,771 CPECs and 17,906,688 YFCPECs. Voting and investment control over the securities beneficially owned by KKR VNU Limited is exercised by its board of directors consisting of Messrs. Alexander Navab, Simon E. Brown and William J. Janetschek, who may be deemed to share beneficial ownership of any shares beneficially owned by KKR VNU Limited but disclaim such beneficial ownership except to the extent of their pecuniary interest therein. A majority of the equity interests of KKR VNU Limited are held by KKR Millennium Fund (Overseas), Limited Partnership (the “Millennium Fund”), which is controlled by its general partner, KKR Associates Millennium (Overseas), Limited Partnership, which, in turn, is controlled by its general partner, KKR Millennium Limited. Voting and investment control over the securities beneficially owned by the Millennium Fund is exercised by the board of directors of KKR Millennium Limited consisting of Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc Lipschultz, Jacques Garaialde, Reinhard Gorenflos, Michael M. Calbert and Scott C. Nuttall, who may be deemed to share beneficial ownership of any shares beneficially owned by the Millennium Fund but disclaim such beneficial ownership except to the extent of their pecuniary interest therein. The address of each of the entities and persons identified in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York, 10019.

(6)

The Luxco shares shown as owned by Thomas H. Lee Partners are owned of record by (i) Thomas H. Lee (Alternative) Fund VI, L.P. (“Alternative Fund VI”), Thomas H. Lee (Alternative) Parallel Fund VI, L.P. (“Alternative Parallel VI”) and Thomas H. Lee (Alternative) Parallel (DT) Fund VI, L.P. (“Alternative DT VI”); (ii) THL Equity Fund VI Investors (VNU), L.P., THL Equity Fund VI Investors (VNU) II, L.P., THL Equity Fund VI Investors (VNU) III, L.P. and THL Equity Fund VI Investors (VNU) IV, LLC; (iii) Thomas H. Lee (Alternative) Fund V, L.P. (“Alternative Fund V”), Thomas H. Lee (Alternative) Parallel Fund V, L.P. (“Alternative Parallel V”) and Thomas H. Lee (Alternative) Cayman Fund V, L.P. (“Alternative Cayman V”) and (iv) THL Coinvestment Partners, L.P., Thomas H. Lee Investors Limited Partnership, Putnam Investments Holdings, LLC, Putnam Investments Employees’ Securities Company I LLC, Putnam Investments Employees’ Securities Company II LLC and Putnam Investments Employees’ Securities Company III LLC. THL Advisors (Alternative) VI, L.P. (“Advisors VI”) is the general partner of each of (a) Alternative Fund VI, which beneficially owns 24,920 Ordinary Shares, 1,245,826 CPECs and 6,398,301 YFCPECs, (b) Alternative Parallel VI, which beneficially owns 16,874 Ordinary Shares, 843,608 CPECs and (c) 4,332,588 YFCPECs; and Alternative DT VI, which beneficially owns 2,948 Ordinary Shares, 147,361 CPECs and 756,816 YFCPECs. Advisors VI is also the general partner of each of (x) THL Equity Fund VI Investors (VNU), L.P., which beneficially owns 17,273 Ordinary Shares, 863,556 CPECs and 4,435,037 YFCPECs, (y) THL Equity Fund VI Investors (VNU) II, L.P. which beneficially owns 180

Ordinary Shares, 9,021 CPECs and 46,328 YFCPECs and (z) THL Equity Fund VI Investors (VNU) III, L.P., which beneficially owns 265 Ordinary Shares, 13,263 CPECs and 68,114 YFCPECs. Advisors VI is the managing member of THL Equity Fund VI Investors (VNU) IV, LLC, which beneficially owns 931 Ordinary Shares, 46,539 CPECs and 239,012 YFCPECs. Thomas H. Lee Advisors (Alternative) VI, Ltd. (“Advisors VI Ltd.”) is the general partner of Advisors VI and may, therefore, be deemed to have shared voting and investment power over the Ordinary Shares, CPECs and YFCPECs of Luxco held by each of these entities. The address of each of these entities is c/o Walkers, Walker House, Mary Street, GeorgeTown, Grand Cayman, Cayman Islands, other than THL Equity Fund VI Investors (VNU) IV, LLC whose address is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110. THL Advisors (Alternative) V, L.P. (“Advisors V”) is the general partner of each of (a) Alternative Fund V, which beneficially owns 15,223 Ordinary Shares, 761,059 CPECs and 3,908,634 YFCPECs; (b) Alternative Parallel V, which beneficially owns 3,950 Ordinary Shares, 197,464 CPECs and 1,014,134 YFCPECs and (c) Alternative Cayman V, which beneficially owns 210 Ordinary Shares, 10,486 CPECs and 53,856 YFCPECs. Thomas H. Lee Advisors (Alternative) V Limited LDC (“LDC”) is the general partner of Advisors V and may, therefore, be deemed to have shared voting and investment power over the Ordinary Shares, CPECs and YFCPECs held by each of these entities. The address of each of these entities is c/o Walkers, Walker House, Mary Street, GeorgeTown, Grand Cayman, Cayman Islands. Advisors VI Ltd. and LDC each have in excess of 15 stockholders or members, respectively, with no such stockholder or member controlling more than 8% of the vote. The controlling stockholders or members (the “Managing Directors”) are Anthony J. DiNovi, Scott A. Schoen, Scott M. Sperling, Seth W. Lawry, Thomas M. Hagerty, Kent R. Weldon, Todd M. Abbrecht, Charles A. Brizius, Scott L. Jaeckel, Soren L. Oberg and George Taylor, each of whom disclaims beneficial ownership of the Ordinary Shares, CPECs and YFCPECs. The address of each of the Managing Directors is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110. THL Coinvestment Partners, L.P. beneficially owns 46 Ordinary Shares, 2,286 CPECs and 11,738 YFCPECs. Thomas H. Lee Investors Limited Partnership beneficially owns 295 Ordinary Shares, 14,750 CPECs and 75,753 YFCPECs. Each of THL Coinvestment Partners, L.P. and Thomas H. Lee Investors Limited Partnership are indirectly controlled by the Managing Directors, each of whom disclaims beneficial ownership of the Ordinary Shares, CPECs and YFCPECs. The address of each of THL Coinvestment Partners, L.P. and Thomas H. Lee Investors Limited Partnership is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110. Putnam Investments Holdings, LLC beneficially owns 248 Ordinary Shares, 12,383 CPECs and 63,596 YFCPECs; Putnam Investments Employees’ Securities Company I LLC beneficially owns 103 Ordinary Shares, 5,173 CPECs and 26,566 YFCPECs; Putnam Investments Employees’ Securities Company II LLC beneficially owns 92 Ordinary Shares, 4,618 CPECs and 23,720 YFCPECs and Putnam Investments Employees’ Securities Company III LLC beneficially owns 127 Ordinary Shares, 6,356 CPECs and 32,643 YFCPECs. Each of these entities is contractually obligated to coinvest alongside either Thomas H. Lee (Alternative) Fund VI, L.P. or Thomas H. Lee (Alternative) Fund V, L.P. Therefore, Advisors VI and LDC may be deemed to have shared voting and investment power over the Ordinary Shares, CPECs and YFCPECs held by these entities. The address for each of these entities is One Post Office Square, Boston, Massachusetts 02109.

(7)	The address for Messrs. Calhoun, West, Cuminale and Habib and Ms. Whiting is c/o The Nielsen Company B.V., 45 Danbury Road, Wilton, CT 06897.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Shareholders’ Agreement

In connection with the Transactions, investment funds associated with or designated by the Sponsors acquired, indirectly, shares of Nielsen. On December 21, 2006, investment funds associated with or designated by the Sponsors and Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.á r.l. and Valcon entered into a shareholders’ agreement. The shareholders’ agreement contains agreements among the parties with respect to, among other matters, the election of the members of Nielsen’s supervisory board, restrictions on the issuance or transfer of securities (including tag-along rights, drag-along rights and public offering rights) and other special corporate governance provisions (including the right to approve various corporate actions and control committee composition). The shareholders agreement also provides for customary registration rights.

Investment Agreement

On November 6, 2006, Centerview Partners Holdings L.L.C. (“Centerview”), the investment funds associated with or designated by the Sponsors and Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l. and Valcon entered into an investment agreement. The investment agreement contains agreements among the parties with respect to, among other matters, the purchase by Centerview of approximately $50 million of new or existing securities issued by Valcon Acquisition Holding (Luxembourg) S.à r.l., the exercise of voting rights associated with the securities, the election of the members of the supervisory boards of Nielsen, Nielsen Finance Co. and Nielsen Finance LLC, restrictions on the transfer of securities and rights in connection with the sale or issuance of securities (including tag-along rights, drag-along rights and public offering rights).

Advisory Agreements

The Nielsen Company (US), Inc. is party to an advisory agreement with Valcon pursuant to which affiliates of the Sponsors provide management services on behalf of Valcon, including to support and assist management with respect to analyzing and negotiating acquisitions and divestitures, preparing financial projections, analyzing and negotiating financing alternatives, monitoring of compliance with financing agreements and searching and hiring executives. Pursuant to such agreement Valcon receives a quarterly management fee equal to (i) $1.625 million per fiscal quarter for our fiscal year 2006 and (ii) for each fiscal year after 2006, an amount per fiscal quarter equal to 105% of the quarterly fee for the immediately preceding fiscal year, and reimbursement for reasonable travel and other out-of-pocket expenses incurred by Valcon and the affiliates of the Sponsors in connection with the provision of services under the advisory agreement. The advisory agreement also provides that Valcon may be entitled to receive fees in connection with certain financing, acquisition, disposition and change in control transactions based on terms and conditions customary for transactions of similar size and scope. The advisory agreement includes exculpation and indemnification provisions in favor of Valcon and the affiliates of the Sponsors. The advisory services referred to in the advisory agreement are provided by affiliates of the Sponsors and accordingly the fees received by Valcon that are described above are paid to such affiliates of the Sponsors under the terms of a similar advisory agreement among the affiliates of the Sponsors and Valcon.

ACN Holdings, Inc. is party to an advisory agreement with Valcon pursuant to which the affiliates of the Sponsors provide management services on behalf of Valcon. Pursuant to such agreement Valcon receives a quarterly management fee equal to (i) $0.875 million per fiscal quarter for our fiscal year 2006 and (ii) for each fiscal year after 2006, an amount per fiscal quarter equal to 105% of the quarterly fee for the immediately preceding fiscal year, and reimbursement for reasonable travel and other out-of-pocket expenses incurred by Valcon and the affiliates of the Sponsors in connection with the provision of services under the advisory agreement. The advisory agreement also provides that Valcon may be entitled to receive fees in connection with certain financing, acquisition, disposition and change in control transactions based on terms and conditions customary for transactions of similar size and scope. The advisory agreement includes customary exculpation and indemnification provisions in favor of Valcon and the affiliates of the Sponsors. The advisory services referred to in the advisory agreement are provided by the Sponsors and accordingly the fees received by Valcon that are described above are paid to such affiliates of the Sponsors under the terms of a similar advisory agreement among the affiliates of the Sponsors and Valcon.

For the year ended December 31, 2007 and the period from May 24, 2006 to December 31, 2006, the Company recorded $10 million and $6 million in selling, general and administrative expenses related to these management fees and $1 million and $1 million related to Sponsor travel and consulting, respectively.

Transaction fees

In connection with the Transactions, Valcon paid the Sponsors $131 million in fees and expenses for financial and structuring advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. These costs were allocated as debt issuance costs or included in the overall purchase price of Nielsen based on the specific nature of the services performed.

Scarborough Research

We and Scarborough Research, a joint venture with Arbitron, entered into various related party transactions in the ordinary course of business. We and our subsidiaries provide various services to Scarborough Research, including data collection, accounting, insurance administration, and the rental of real estate. We pay royalties to Scarborough Research for the right to include Scarborough Research data in our products sold directly to our customers. Additionally, we sell various Scarborough Research products directly to our clients, for which we receive a commission from Scarborough Research. The net cash payments from Scarborough Research to us as a result of these transactions were $25 million, $12 million, $9 million and $11 million for the year ended December 31, 2007, the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 and for the year ended December 31, 2005, respectively. Obligations between us and Scarborough Research are net settled in cash on a monthly basis in the ordinary course of business; at December 31, 2007, 2006 and 2005 the related amounts outstanding were not significant.

AGB Nielsen Media Research

Nielsen and its subsidiaries have entered into various related party transactions with AGB Nielsen Media Research, covering services to and from AGB Nielsen Media Research, including the licensing of the Nielsen trademark, software and databases, and certain administrative services. These related party transactions resulted in a net receivable of $19 million and $12 million at December 31, 2007 and 2006, respectively.

Loan to Former Chairman of the Executive Board

In March 2002, with the relocation to the United States of the former Chairman of the Executive Board and his family, the former Chairman of the Executive Board received a home mortgage loan from Nielsen in the amount of $4 million. The loan, which is denominated in U.S. Dollars, accrued interest at the rate of 6.0% per year and was collateralized by the home. Interest was due at the time that the loan would repaid, which could be no later than July 1, 2007. If at that time the value of the home would not be not sufficient to cover the amount of this loan plus accrued interest, Nielsen would absorb the difference plus any required income taxes that would be payable by the former Chairman. The loan was repaid on July 1, 2007 and the Company recorded a loss of $0.5 million, being the difference of the value of the home and the loan including accrued interest. The carrying value of the loan receivable and accrued interest is $5 million, included in other current assets, at December 31, 2006.

Review, Approval or Ratification of Certain Transactions with Related Persons

We have a written code of conduct, applicable to directors, officers and employees, that prohibits any action, investment or other interest that might interfere, or be thought to interfere, with the exercise of their judgment in our best interests. The types of transactions that are covered by the code include financial and other transactions, arrangements or relationships in which we or any of our subsidiaries are a participant and in which any related person, including directors, officers and employees, have an interest.

Where a related party transaction could result in a conflict of interest, it will be reviewed and approved by our legal and human resources department and, where appropriate and material in nature, our Audit Committee.

Only those related party transactions that are not inconsistent with our best interests will be approved. In making this determination, all available and relevant facts and circumstance will be considered, including the benefits to us, the impact of the transaction on the related party’s independence, the availability of other sources of comparable products or services, the terms of the transaction and the terms available from unrelated third parties.

In addition, we have established and maintain a Disclosure Committee through which we identify, among other things, potential and existing transactions between us and related persons that are required to be disclosed with the Securities and Exchange Commission.

Director Independence

The Company is a privately held corporation. Except for Messrs. Eustace and Hobbs, who would be considered independent if the listing rules of the New York Stock Exchange applied, our directors are not independent pursuant to such rules because of their respective affiliations with the Company’s principal shareholders.

Item 14.	Principal Accounting Fees and Services

Fees for Services rendered by Ernst & Young LLP

For the years ended December 31, 2007 and December 31, 2006, fees for professional services by Ernst & Young LLP were as follows:

	Year Ended December 31,
	2007	2006
Audit Fees(1)	$6,665,000	$15,257,000
Audit Related Fees(2)	1,258,000	5,670,000
Tax Fees	374,000	562,000
All Other Fees	—	—

Total Fees	$8,297,000	$21,489,000

(1)	2006 includes fees associated with the annual audit of our consolidated financial statement and the review of our quarterly reports. 2006 also includes the audit of the period from January 1, 2006 to May 23, 2006.

(2)	2006 includes additional fees incurred in relation to the conversion from Netherlands Generally Accepted Accounting Principles (“GAAP”) to US GAAP.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted policies and procedures for the pre-approval of services provided by our independent registered public accounting firm. The policies and procedures provide that management and our independent registered public accounting firm jointly submit to the Audit Committee a schedule of audit and non-audit services for approval as part of the annual plan for each year. In addition, the policies and procedures provide that the Audit Committee may also pre-approve particular services not in the annual plan on a case-by-case basis. For each proposed service, management must provide a detailed description of the service and the projected fees and costs (or a range of such fees and costs) for the service. The policies and procedures require management and our independent registered public accounting firm to provide quarterly updates to the Audit Committee regarding services rendered to date and services yet to be performed.

The Audit Committee has delegated to the Chairman of the Audit Committee the pre-approval authority for audit and non-audit services to one or more of its members, who can pre-approve services up to a maximum fee of $100,000. Any service pre-approved by a delegee must be reported to the Audit Committee at the next scheduled Audit Committee meeting.

The audit, audit-related, tax and other services provided by Ernst & Young LLP in 2007 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15.	Exhibits

(a)(1) Financial Statements

The Financial Statements listed in the Index to Financial Statements in Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

The Financial Statement Schedule listed in the Index to Financial Statements in Item 8 is filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1(a)*	Merger Protocol, made as of March 8, 2006, between Valcon Acquisition B.V. and VNU N.V.

2.1(b)*	First Amendment to the Merger Protocol, made as of May 4, 2006, between Valcon Acquisition B.V. and VNU N.V.

3.1*	Articles of Association of The Nielsen Company B.V.

3.2*	Certificate of Formation of Nielsen Finance LLC

3.3*	Limited Liability Company Agreement of Nielsen Finance LLC

3.4*	Certificate of Incorporation of Nielsen Finance Co.

3.5*	Bylaws of Nielsen Finance Co.

3.6*	Certificate of Incorporation of A.C. Nielsen (Argentina) S.A.

3.7*	Bylaws of A.C. Nielsen (Argentina) S.A.

3.8*	Certificate of Incorporation of A.C. Nielsen Company

3.9*	Bylaws of A.C. Nielsen Company

3.10*	Certificate of Incorporation of AC Nielsen (US), Inc.

3.11*	Bylaws of AC Nielsen (US), Inc.

3.12*	Certificate of Formation of AC Nielsen HCI, LLC

3.13*	Operating Agreement of AC Nielsen HCI, LLC

3.14*	Certificate of Incorporation of ACN Holdings, Inc.

3.15*	Bylaws of ACN Holdings, Inc.

3.16*	Certificate of Incorporation of ACNielsen Corporation

3.17*	Bylaws of ACNielsen Corporation

3.18*	Articles of Incorporation of ACNielsen EDI II, Inc.

3.19*	Bylaws of ACNielsen EDI II, Inc.

3.20*	Certificate of Formation of ART Holding, L.L.C.

3.21*	Certificate of Incorporation of Athenian Leasing Corporation

EXHIBIT NUMBER	DESCRIPTION
3.22*	Bylaws of Athenian Leasing Corporation

3.23*	Certificate of Formation of BDS (Canada), LLC

3.24*	Operating Agreement of BDS (Canada), LLC

3.25*	Certificate of Incorporation of Billboard Cafes, Inc.

3.26*	Bylaws of Billboard Cafes, Inc.

3.27*	Certificate of Formation of Broadcast Data Systems, LLC

3.28*	Operating Agreement of Broadcast Data Systems, LLC

3.29*	Certificate of Incorporation of Claritas Inc.

3.30*	Bylaws of Claritas Inc.

3.31*	Certificate of Incorporation of Consumer Research Services, Inc.

3.32*	Bylaws of Consumer Research Services, Inc.

3.33*	Certificate of Formation of CZT/ACN Trademarks, L.L.C.

3.34*	Limited Liability Company Agreement of CZT/ACN Trademarks, L.L.C.

3.35*	Articles of Incorporation of Decisions Made Easy, Inc.

3.36*	Bylaws of Decisions Made Easy, Inc.

3.37*	Certificate of Formation of EMIS (Canada), LLC

3.38*	Operating Agreement of EMIS (Canada), LLC

3.39*	Articles of Incorporation of Foremost Exhibits, Inc.

3.40*	Certificate of Formation of Global Media USA, LLC

3.41*	Operating Agreement of Global Media USA, LLC

3.42*	Certificate of Incorporation of Interactive Market Systems, Inc.

3.43*	Bylaws of Interactive Market Systems, Inc.

3.44*	Certificate of Incorporation of MFI Holdings, Inc.

3.45*	Certificate of Formation of Neslein Holding, L.L.C.

3.46*	Certificate of Incorporation of Nielsen Business Media, Inc.

3.47*	Bylaws of Nielsen Business Media, Inc.

3.48*	Certificate of Incorporation of The Nielsen Company (US), Inc.

3.49*	Bylaws of The Nielsen Company (US), Inc.

3.50*	Articles of Incorporation of Nielsen EDI, LLC

3.51*	Bylaws of Nielsen EDI, LLC

3.52*	Certificate of Formation of Nielsen Entertainment, LLC

3.53*	Operating Agreement of Nielsen Entertainment, LLC

3.54*	Certificate of Incorporation of Nielsen Holdings, Inc.

EXHIBIT NUMBER	DESCRIPTION
3.55*	Bylaws of Nielsen Holdings, Inc.

3.56*	Certificate of Incorporation of Nielsen Leasing Corporation

3.57*	Bylaws of Nielsen Leasing Corporation

3.58*	Certificate of Incorporation of Nielsen Media Research, Inc.

3.59*	Bylaws of Nielsen Media Research, Inc.

3.60*	Articles of Incorporation of Nielsen National Research Group, Inc.

3.61*	Bylaws of Nielsen National Research Group, Inc.

3.62*	Certificate of Incorporation of NMR Investing I, Inc.

3.63*	Bylaws of NMR Investing I, Inc.

3.64*	Certificate of Limited Partnership of NMR Licensing Associates, L.P.

3.65*	Agreement of Limited Partnership of NMR Licensing Associates, L.P.

3.66*	Certificate of Incorporation of Panel International S.A.

3.67*	Bylaws of Panel International S.A.

3.68*	Certificate of Formation of PERQ/HCI, LLC

3.69*	Operating Agreement of PERQ/HCI, LLC

3.70*	Articles of Incorporation of Radio and Records, Inc.

3.71*	Bylaws of Radio and Records, Inc.

3.72*	Certificate of Incorporation of Spectra Marketing Systems, Inc.

3.73*	Bylaws of Spectra Marketing Systems, Inc.

3.74*	Certificate of Incorporation of SRDS, Inc.

3.75*	Bylaws of SRDS, Inc.

3.76*	Certificate of Incorporation of Trade Dimensions International, Inc.

3.77*	Bylaws of Trade Dimensions International, Inc.

3.78*	Certificate of Incorporation of VNU Marketing Information, Inc.

3.79*	Bylaws of VNU Marketing Information, Inc.

3.80*	Certificate of Incorporation of VNU Media Measurement & Information, Inc.

3.81*	Bylaws of VNU Media Measurement & Information, Inc.

3.82*	Certificate of Incorporation of VNU/SRDS Management Co., Inc.

3.83*	Bylaws of VNU/SRDS Management Co., Inc.

3.84*	Certificate of Incorporation of VNU USA Property Management, Inc.

3.85*	Bylaws of VNU USA Property Management, Inc.

3.86*	Articles of Association of Nielsen Holding and Finance B.V. (unofficial English translation)

3.87*	Articles of Association of VNU Holdings B.V. (unofficial English translation)

3.88*	Deed of Incorporation of VNU Intermediate Holding B.V. (unofficial English translation)

EXHIBIT NUMBER	DESCRIPTION
3.89*	Articles of Association of VNU International B.V. (unofficial English translation)

3.90*	Articles of Association of VNU Services B.V. (unofficial English translation)

4.1(a)*	Credit Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, as a U.S. Borrower, VNU, Inc., as a U.S. Borrower, VNU Holding and Finance B.V., as Dutch Borrower, the Guarantors thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent, and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents

4.1(b)*	Security Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, the other Grantors named therein and Citibank, N.A. as Collateral Agent

4.1(c)*	Intellectual Property Security Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, the other Grantors named therein and Citibank, N.A. as Collateral Agent

4.1(d)*	Amendment No. 1, dated as of January 22, 2007, to the Credit Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, as a U.S. Borrower, The Nielsen Company (US), Inc., as a U.S. Borrower, VNU Holding and Finance B.V., as Dutch Borrower, the Guarantors thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent, and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents

4.2*	Indenture, dated as of August 9, 2006, between VNU Group B.V. and Law Debenture Trust Company of New York, as Trustee, for the 11 1/8% Senior Discount Notes due 2016

4.3*	Registration Rights Agreement, dated as of August 9, 2006, between VNU Group B.V. and the Initial Purchasers named therein, for the 11 1/ 8% Senior Discount Notes due 2016

4.4(a)*	Indenture, dated as of August 9, 2006, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors named on the signature pages thereto and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014

4.4(b)*	First Supplemental Indenture, dated as of October 16, 2006, among Radio and Records, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014

4.5*	Registration Rights Agreement, dated as of August 9, 2006, between Nielsen Finance LLC, Nielsen Finance Co. and the Initial Purchasers named therein, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014

4.6(a)*	Indenture, dated as of August 9, 2006, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors named on the signature pages thereto and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016

4.6(b)*	First Supplemental Indenture, dated as of October 16, 2006, among Radio and Records, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes

4.7*	Registration Rights Agreement, dated as of August 9, 2006, between Nielsen Finance LLC, Nielsen Finance Co. and the Initial Purchasers named therein, for the 12 1 /2% Senior Subordinated Discount Notes

4.8(a)*	Trust Deed, dated October 29, 2002, by and between VNU N.V. and Deutsche Trustee Company Limited

EXHIBIT NUMBER	DESCRIPTION
4.8(b)*	Supplemental Trust Deed, dated October 27, 2003, by and between VNU N.V. and Deutsche Trustee Company Limited

10.1†*	Shareholders’ Agreement regarding VNU Group B.V., made as of December 21, 2006, among each of the AlpInvest Funds, each of the Blackstone Funds, each of the Carlyle Funds, each of the Hellman & Friedman Funds, each of the KKR Funds, each of the Thomas H. Lee Funds (all as listed on Schedule 1 thereto), Valcon Acquisition Holding (Luxembourg) S.A.R.L., Valcon Acquisition Holding B.V. and Valcon Acquisition B.V.

10.2†*	Investment Agreement regarding Valcon Acquisition Holding (Luxembourg) S.á r.l., made as of November 6, 2006, among each of the AlpInvest Funds, each of the Blackstone Funds, each of the Carlyle Funds, each of the Hellman & Friedman Funds, each of the KKR Funds, each of the Thomas H. Lee Funds (all as listed on Schedule 1 thereto), Valcon Acquisition Holding (Luxembourg) S.A.R.L. and Centerview Partners Holdings L.L.C.

10.3*	Advisory Agreement, dated as of July 31, 2006, by and among ACN Holdings Inc. and Valcon Acquisition B.V.

10.4*	Advisory Agreement, dated as of July 31, 2006, by and among VNU Inc. and Valcon Acquisition B.V.

10.5(a)*	Employment Agreement, as amended, dated as of August 22, 2006, by and among David L. Calhoun, Valcon Acquisition Holding (Luxembourg) S.à r.l. and VNU, Inc.

10.5(b)*	Side Letter to the Employment Agreement of David L. Calhoun, dated as of August 22, 2006

10.6*	Employment Arrangement, dated December 4, 2006, between VNU Group B.V. and Susan D. Whiting

10.7*	Separation Letter Agreement, dated April 20, 2007, by and between The Nielsen Company B.V. and Robert A. Ruijter

10.8*	Separation Letter Agreement, dated October 25, 2006, by and between VNU Group B.V. and Earl H. Doppelt

10.9*	Separation Letter Agreement, dated March 5, 2007, by and between The Nielsen Company B.V. and Steve Schmidt

10.10(a)*	2006 Stock Acquisition and Option Plan for Key Employees of Valcon Acquisition Holding B.V. and its Subsidiaries (as amended and restated)

10.10(b)*	Form of Severance Agreement

10.10(c)*	Severance Agreement, dated as of February 2, 2007, by and between VNU Group B.V., VNU, Inc. and Susan D. Whiting

10.10(d)*	Restricted Stock Unit Award Agreement, dated as of January 15, 2007, between Valcon Acquisition Holding B.V. and Susan D. Whiting

10.10(e)*	Stock Option Agreement, dated as of February 2, 2007, between Valcon Acquisition Holding B.V. and Susan D. Whiting

10.10(f)*	Sale Participation Agreement, dated as of February 2, 2007, between Valcon Acquisition Holding B.V. and Susan D. Whiting

10.10(g)*	Management Stockholder’s Agreement, dated as of February 2, 2007, between Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l. and Susan D. Whiting

10.11*	Form of Termination Protection Agreement

EXHIBIT NUMBER	DESCRIPTION
10.12(a)*	VNU Excess Plan, dated April 1, 2002

10.12(b)*	Amendment to the VNU Excess Plan, dated August 31, 2006

10.12(c)*	Second Amendment to the VNU Excess Plan, dated January 23, 2007

10.13(a)*	VNU Deferred Compensation Plan, dated April 1, 2003

10.13(b)*	Amendment to VNU, ACNielsen Corporation and VNU USA, Inc. Deferred Compensation Plan, dated May 10, 2006

10.14	Amended and Restated Stock Option Agreement

10.15	Form of Management Stockholder’s Agreement

10.16	Form of Sales Participation Agreement

10.17	Form of Stock Option Agreement

10.18	Form of Offer Letter, dated October 24, 2006, by and between The Nielsen Company B.V. and James W. Cuminale

10.19	Form of Offer Letter, dated February 20, 2007, by and between The Nielsen Company B.V. and Brian J. West

10.20	Form of Offer Letter, dated March 22, 2007, by and between The Nielsen Company B.V. and Mitchell J. Habib

12	Computation of Ratio of Earnings to Fixed Charges

21	The Nielsen Company B.V. Active Subsidiaries

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.1	Unaudited Pro Forma Consolidated Statement of Operations for the Year Ended December 31, 2006

*	Previously filed.

†	The schedules and exhibits to these agreements are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V.

(Registrant)

Date: March 31, 2008	/s/ DAVID E. BERGER
David E. Berger
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BRIAN J. WEST Brian J. West	Chief Financial Officer (Principal Financial Officer)	March 31, 2008

/s/ DAVID E. BERGER David E. Berger	Senior Vice President, Controller (Principal Accounting Officer)	March 31, 2008

/s/ DAVID L. CALHOUN David L. Calhoun	Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ DUDLEY EUSTACE Dudley Eustace	Chairman of the Board	March 31, 2008

/s/ JAMES ATTWOOD James Attwood	Director	March 31, 2008

/s/ RICHARD BRESSLER Richard Bressler	Director	March 31, 2008

/s/ MICHAEL CHAE Michael Chae	Director	March 31, 2008

/s/ PATRICK HEALY Patrick Healy	Director	March 31, 2008

/s/ GERALD HOBBS Gerald Hobbs	Director	March 31, 2008

/s/ CLIVE HOLLICK Clive Hollick	Director	March 31, 2008

/s/ JAMES KILTS James Kilts	Director	March 31, 2008

/s/ IAIN LEIGH Iain Leigh	Director	March 31, 2008

/s/ ELIOT MERRILL Eliot Merrill	Director	March 31, 2008

/s/ ALEXANDER NAVAB Alexander Navab	Director	March 31, 2008

/s/ JAMES QUELLA James Quella	Director	March 31, 2008

/s/ SCOTT SCHOEN Scott Schoen	Director	March 31, 2008