Form 10-Q
period 2008-03-31
Nielsen CO B.V.
filed 2008-05-14
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number

The Nielsen Company B.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-0366864
(State of incorporation)	(I.R.S. Employer Identification No.)

770 Broadway	Ceylonpoort 5
New York, New York 10003	2037 AA Haarlem
(646) 654-5000	The Netherlands
+31 23- 546 3463

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 258,463,857 shares of the registrant’s Common Stock outstanding as of April 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Nielsen Company B.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$354	$399
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $26 and $27 as of March 31, 2008 and December 31, 2007, respectively	916	912
Prepaid expenses and other current assets	212	182

Total current assets	1,482	1,493

Non-current assets
Property, plant and equipment, net	564	559
Goodwill	7,813	7,786
Other intangible assets, net	5,337	5,343
Deferred tax assets	250	235
Other non-current assets	888	838

Total assets	$16,334	$16,254

Liabilities, minority interests and shareholders’ equity:
Current liabilities
Accounts payable and other current liabilities	$1,021	$1,135
Deferred revenues	498	502
Income tax liabilities	100	100
Current portion of long-term debt, capital lease obligations and short-term borrowings	340	213

Total current liabilities	1,959	1,950

Non-current liabilities
Long-term debt and capital lease obligations	8,187	8,037
Deferred tax liabilities	1,655	1,716
Other non-current liabilities	721	590

Total liabilities	12,522	12,293

Commitments and contingencies (Note 13)

Minority interests	4	4

Shareholders’ equity:
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at March 31, 2008 and December 31, 2007	58	58
Additional paid-in capital	4,186	4,180
Accumulated deficit	(675)	(593)
Accumulated other comprehensive income, net of income taxes	238	311

Total shareholders’ equity	3,808	3,957

Total liabilities, minority interests and shareholders’ equity	$16,334	$16,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS)	2008	2007
Revenues	$1,214	$1,072

Cost of revenues, exclusive of depreciation and amortization shown separately below	552	500
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	423	386
Depreciation and amortization	117	111
Restructuring costs	7	19

Operating income	115	56

Interest income	5	8
Interest expense	(162)	(156)
Gain on derivative instruments	30	9
Foreign currency exchange transaction losses, net	(93)	(4)
Equity in net (loss)/income of affiliates	(6)	2
Other expense, net	(2)	(2)

Loss from continuing operations before income taxes and minority interests	(113)	(87)

Benefit for income taxes	31	13
Minority interests	—	—

Loss from continuing operations	(82)	(74)

Discontinued operations, net of tax	—	—

Net loss	$(82)	$(74)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS)	2008	2007
Operating Activities
Net loss	$(82)	$(74)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based payments expense	6	12
Gain on sale of discontinued operations, net of tax	—	(14)
Currency exchange rate differences on financial transactions and other losses	95	6
Gain on derivative instruments	(30)	(9)
Equity in net (loss)/income from affiliates, net of dividends received	10	1
Depreciation and amortization	117	111
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	41	12
Prepaid expenses and other current assets	(20)	(24)
Accounts payable and other current liabilities and deferred revenues	(182)	(106)
Other non-current liabilities	2	(6)
Interest receivable	—	2
Interest payable	24	12
Income taxes	(54)	(27)

Net cash used in operating activities	(73)	(104)

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(20)	(10)
Proceeds from sale of subsidiaries and affiliates, net	9	392
Additions to property, plant and equipment and other assets	(43)	(19)
Additions to intangible assets	(26)	(30)
Purchases of marketable securities	—	(31)
Sale and maturities of marketable securities	—	37
Other investing activities	(2)	—

Net cash (used in)/provided by investing activities	(82)	339

Financing Activities
Proceeds from issuances of debt, net of issuance costs	215	63
Repayment of debt	(112)	(341)
(Decrease)/increase in other short-term borrowings	(4)	21
Settlement of derivatives and other financing activities	(1)	—

Net cash provided by/(used in) financing activities	98	(257)

Effect of exchange-rate changes on cash and cash equivalents	12	8

Net decrease in cash and cash equivalents	(45)	(14)

Cash and cash equivalents at beginning of period	399	631

Cash and cash equivalents at end of period	$354	$617

Supplemental Cash Flow Information
Cash paid for income taxes	$23	$14
Cash paid for interest, net of amounts capitalized	$138	$144

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

1. Background and Basis of Presentation

Background

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

On May 24, 2006, Nielsen was acquired through a tender offer to shareholders by Valcon Acquisition B.V. (“Valcon”), an entity formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, the “Sponsors”). Valcon’s cumulative purchases totaled 99.4% of Nielsen’s outstanding common shares as of March 31, 2008. Valcon acquired 100% of the preferred B shares in the period from May 24, 2006 to December 31, 2006 which were subsequently canceled. Valcon intends to acquire the remaining Nielsen common shares through a statutory squeeze-out procedure, pursuant to Dutch legal and regulatory requirements, which is expected to be completed in 2008. The common and preferred shares were delisted from the Euronext Amsterdam on July 11, 2006. Nielsen became a subsidiary of Valcon upon the consummation of the acquisition by Valcon (“Valcon Acquisition”).

Basis of Presentation

Prior to January 1, 2008, certain of the Company’s subsidiaries outside the United States and Canada were included in the consolidated financial statements on the basis of fiscal years ending November 30th in order to facilitate a timely consolidation. This one-month reporting lag was eliminated during the first quarter of 2008 as it was no longer required to achieve a timely consolidation. In accordance with EITF No. 06-9, “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee”, the elimination of this previously existing reporting lag is considered a change in accounting principle in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections”. The Company has not retrospectively applied the change in accounting since its impact to the consolidated balance sheets and related statements of operations and cash flows was immaterial for all periods.

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

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 157 beginning January 1, 2008 for all financial assets and financial liabilities that are recognized at fair value. Additionally, for all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the Company has adopted the provisions of FSP 157-2 and delayed the effective date of SFAS 157 until January 1, 2009. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to the condensed consolidated financial statements.

SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3:	Pricing inputs that are generally unobservable and may not be corroborated by market data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments in mutual funds (1)	$2	$2	$—	$—
Plan assets for deferred compensation (2)	15	15	—	—
Investments in equity securities (3)	26	26	—	—
Currency swap arrangements (4)	58	—	58	—

Total	$101	$43	$58	$—

Liabilities:
Interest rate swap arrangements (4)	$165	—	$165	$—
Currency swap arrangements (4)	84	—	84	—
Deferred compensation liabilities (5)	15	15	—	—

Total	$264	$15	$249	$—

(1)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.
(2)

Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as trading securities with any gains or losses resulting from changes in fair value recorded in other expense.

(3)

Investments in equity securities are carried at fair value, which is based on either quoted market prices at period end in active markets. These investments are classified as available-for-sale with any unrealized gains or losses resulting from changes in fair value recorded net of tax as a component of accumulated other comprehensive income until realized.

(4)

Derivative financial instruments include foreign currency and interest rate swap arrangements accounted for as fair value and cash flow hedges and recorded at fair value based on externally-developed valuation models that use readily observable market parameters.

(5)

The Company offers certain employees the opportunity to participate in a deferred compensation plan. A participant’s deferrals are invested in a variety of participant directed stock and bond mutual funds and are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation.

2. Summary of Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As the Company did not elect to fair value any of its financial instruments under the provisions of SFAS 159, the adoption of this statement effective January 1, 2008 did not have an impact on the Company’s consolidated financial statements.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and therefore the Company will be required to provide such disclosures beginning with the interim period ended March 31, 2009.

3. Acquisitions and Investments in Affiliates

For the three months ended March 31, 2008, Nielsen paid cash consideration of $20 million associated with acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, Nielsen recorded deferred consideration of $13 million, which is payable through January 2009. Had these acquisitions occurred as of January 1, 2008, the impact on Nielsen’s consolidated results of operations would have been immaterial.

For the three months ended March 31, 2007, Nielsen completed several acquisitions with an aggregate consideration, net of cash acquired, of $10 million.

4. Business Divestitures

Business Media Europe

On February 8, 2007, Nielsen announced it had completed the sale of a significant portion of its Business Media Europe (“BME”) unit for $414 million in cash. The gain on sale of discontinued operations of $14 million related to BME’s previously recognized currency translation adjustments from the date of the Valcon Acquisition to the date of sale. No other material gain was recognized on the sale because the sales price approximated the carrying value.

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended March 31,
(IN MILLIONS)	2008	2007
Revenues	$—	$18

Operating loss	—	(16)

Loss before income taxes	—	(18)

Income tax benefit	—	4

Net loss	—	(14)

Gain on sale, net of tax	—	14

Income from discontinued operations	$—	$—

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2008.

(IN MILLIONS)	Consumer Services	Media	Business Media	Total
Balance, December 31, 2007	$2,919	$3,894	$973	$7,786

Effect of foreign currency translation	27	—	—	27

Balance, March 31, 2008	$2,946	$3,894	$973	$7,813

At March 31, 2008, $426 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
(IN MILLIONS)	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Indefinite-lived intangibles:
Trade names and trademarks	$2,023	$2,011	$—	$—

Amortized intangibles:
Trade names and trademarks	155	155	(10)	(9)
Customer-related intangibles	3,011	3,008	(288)	(252)
Covenants-not-to-compete	28	28	(23)	(22)
Computer software	623	566	(202)	(162)
Patents and other	26	25	(6)	(5)

Total	$5,866	$5,793	$(529)	$(450)

The amortization expense for the three months ended March 31, 2008 and 2007 was $71 million and $68 million, respectively.

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

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

6. Restructuring Activities

During 2008 and prior periods, Nielsen initiated restructuring plans that primarily resulted in the involuntary termination of certain employees. A summary of the changes in the accrual balance for restructuring activities and a discussion of each of Nielsen’s restructuring plans is provided below:

(IN MILLIONS)	Transformation Initiative	Other	Total
Balance at December 31, 2007	$95	$4	$99

Charges	7	—	7
Payments	(37)	—	(37)
Effect of foreign currency translation	3	—	3

Balance at March 31, 2008	$68	$4	$72

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

For the three months ended March 31, 2008, Nielsen incurred $7 million in severance costs. For the three months ended March 31, 2007, Nielsen incurred $9 million in severance costs and $10 million in consulting fees and other costs, related to the review of corporate functions and outsourcing opportunities. Consulting fees and related costs have been or will be recorded at the time the obligation is incurred. All severance and consulting fees have been or will be settled in cash.

Other

Other restructuring accruals at March 31, 2008 of $4 million relate to various prior initiatives that have been completed, but where payments will continue until 2009.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

7. Pensions and Other Post-Retirement Benefits

The following table provides the Company’s expense associated with pension benefits.

	Net Periodic Pension Cost/(Benefit)
(IN MILLIONS)	The Netherlands	United States	Other	Total
Three months ended March 31, 2008

Service cost	$1	$—	$3	$4
Interest cost	9	3	7	19
Expected return on plan assets	(11)	(3)	(7)	(21)

Net periodic pension cost/(benefit)	$(1)	$—	$3	$2

Three months ended March 31, 2007

Service cost	$1	$—	$4	$5
Interest cost	6	3	6	15
Expected return on plan assets	(8)	(3)	(6)	(17)

Net periodic pension cost/(benefit)	$(1)	$—	$4	$3

The net periodic benefit cost for other post-retirement benefits were insignificant for the three months ended March 31, 2008 and 2007.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of March 31, 2008.

	March 31, 2008		December 31, 2007
(IN MILLIONS)	Weighted Interest Rate	Carrying Amount	Weighted Interest Rate	Carrying Amount
$4,525 million senior secured term loan (LIBOR based variable rate of 5.35%) due 2013		$4,460		$4,471
EUR 546 million senior secured term loan (EURIBOR based variable rate of 6.52%) due 2013		862		797
$688 million senior secured revolving credit facility (EURIBOR or LIBOR based variable rate of 5.26%) due 2012		125		10

Total senior secured credit facilities (with weighted average interest rate)	5.71%	$5,447	7.44%	$5,278
$1,070 million 12.50% senior subordinated discount debenture loan due 2016		716		695
$650 million 10.00% senior debenture loan due 2014		650		650
EUR 343 million 11.125% senior discount debenture loan due 2016		379		340
EUR 150 million 9.00% senior debenture loan due 2014		237		219
GBP 250 million 5.625% debenture loan (EMTN) due 2010 or 2017 (effective rate 5.76%)		497		497
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 5.76%) due 2010		80		73
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 5.70%) due 2012		80		73
EUR 30 million 6.75% private placement debenture loan (EMTN) due 2012		50		46
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011 (effective rate 2.68%)		41		37

Total debenture loans (with weighted average interest rate)	10.30%	2,730	10.31%	2,630

Other loans	4.35%	64	4.37%	59

Total long-term debt		8,241		7,967

Capital lease obligations		128		130
Short-term debt		80		78
Bank overdrafts		78		75

Total debt and other financing arrangements		8,527		8,250
Less: Current portion of long-term debt, capital lease obligations and other short-term borrowings		340		213

Non-current portion of long-term debt and capital lease obligations		$8,187		$8,037

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For April to December 31, 2008	$159
2009	52
2010	622
2011	87
2012	175
2013	5,107
Thereafter	2,039

$8,241

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

On April 16, 2008, Nielsen Finance LLC and Nielsen Finance Co., the Company’s subsidiaries, consummated a private offering of senior notes. See Note 15 for further information.

9. Comprehensive Income/ (Loss)

The following table sets forth the components of comprehensive income/ (loss), net of income tax expense:

	Three Months Ended March 31,
(IN MILLIONS)	2008	2007
Net loss	$(82)	$(74)
Other comprehensive income/(loss), net of tax
Unrealized (losses)/gains on:
Currency translation adjustments	(29)	4
Available-for-sale securities	3	2
Changes in the fair value of cash flow hedges	(47)	(12)
Pension liability	—	1

Total other comprehensive loss	(73)	(5)

Total comprehensive loss	$(155)	$(79)

10. Share-Based Compensation

Under the Company’s Equity Participation Plan, Valcon Acquisition Holding B.V. (“Dutch Holdco”), the direct parent of Valcon, granted 275,000 performance and 275,000 time-based awards and 5,724,250 performance and 5,724,250 time-based awards to certain key employees of the Company during the three months ended March 31, 2008 and March 31, 2007, respectively.

As of March 31, 2008 the total number of shares authorized for award of options or other equity-based awards was 35,030,000. The 2008 time-based awards become exercisable over a vesting period tied to the executives’ continuing employment as follows: 25% on December 31, 2008 and 25% on the last day of each of the next three calendar years. The 2008 performance options are tied to the executives’ continued employment and become vested and exercisable based on the achievement of certain annual Earnings Before Interest, Taxes and Depreciation and Amortization (“EBITDA”) targets over a four-year vesting period. If the annual EBITDA targets are achieved on a cumulative basis for any current year and prior years, the options become vested as to a pro-rata portion for any prior year’s installments which were not vested because of failure to achieve the applicable annual EBITDA target. Both option tranches expire ten years from date of grant. Upon a change in control, any then-unvested time-based options will fully vest and any then-unvested performance options can vest, subject to certain conditions.

The options granted during the three months ended March 31, 2008 have exercise prices of $10.00 and $20.00 per share and weighted average grant date fair values of $3.73 and $1.65, respectively.

For the three months ended March 31, 2008 and March 31, 2007, Nielsen recognized $6 million and $8 million of compensation expense, respectively.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

In 2007, certain subsidiaries of the Company maintained share-based award plans. For its subsidiary Nielsen//NetRatings, Nielsen recognized $1 million in share-based compensation expense for the three months ended March 31, 2007. Nielsen also recognized a charge of $3 million for its subsidiary Nielsen BuzzMetrics, which included an adjustment of its liability awards to fair value as of March 31, 2007. There are no subsidiary stock based compensation plans in place during 2008.

11. Income Taxes

Nielsen operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

The effective tax rate, excluding equity in net income or loss from affiliates, for the three months ended March 31, 2008 and 2007 was 29% (benefit) and 14% (benefit) respectively.

The effective tax rate for the three months ended March 31, 2008 is higher than the statutory rate primarily due to interest on the tax accruals, state taxes and certain non-deductible charges, which are partially offset by the impact of the tax rate differences in other jurisdictions where the Company files tax returns. The effective tax rate for the three months ended March 31, 2007 was lower than the Dutch statutory rate as a result of a valuation allowance on foreign tax credits.

Liabilities for unrecognized income tax benefits totaled $192 million and $195 million as of March 31, 2008 and December 31, 2007, respectively.

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

The Internal Revenue Service (IRS) commenced examinations of certain of the Company’s U.S. federal income tax returns for 2004 in the third quarter of 2006. The Company is under corporate examination in the Netherlands for the years 2002 through 2004. The Company is also under Canadian audit for the years 2002 through 2006. It is anticipated that these examinations will be completed within the next twelve months. To date, the Company is not aware of any material adjustments not already accrued related to any of the current federal, state or foreign audits under examination.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

12. Related Party Transactions

The Company recorded $3 million in selling, general and administrative expenses related to Sponsor management fees, travel and consulting for both the three months ended March 31, 2008 and March 31, 2007.

At March 31, 2008, short-term debt included $54 million payable to Dutch Holdco and $26 million payable to Valcon. In addition, other loans included a $57 million long-term payable to Dutch Holdco. The Company recorded $1 million in interest expense related to these loans for both the three months ended March 31, 2008 and March 31, 2007.

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

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

Contractual Commitments

Outsourced Services Agreement

On February 19, 2008, AC Nielsen (US), Inc., a subsidiary of Nielsen, amended and restated its Master Services Agreement dated June 16, 2004 (“MSA”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly “TCS”). The term of the amended and restated MSA is for ten years, effective October 1, 2007; with a one year renewal option granted to Nielsen, during which ten year period (or if Nielsen exercises its renewal option, eleven year period) Nielsen has committed to purchase at least $1 billion in services from TCS. Unless mutually agreed, the payment rates for services under the amended and restated MSA are not subject to adjustment due to inflation or changes in foreign currency exchange rates. TCS will provide Nielsen with Information Technology, Applications Development and Maintenance and Business Process Outsourcing services globally. The amount of the purchase commitment may be reduced upon the occurrence of certain events, some of which also provide Nielsen with the right to terminate the agreement.

Information Technology Infrastructure Outsourcing Agreement

During the first quarter of 2008, the Company entered into an agreement with TCS to outsource its global IT Infrastructure services. The agreement has an initial term of seven years, and provides for TCS to manage Nielsen’s infrastructure costs at an agreed upon level and to provide Nielsen infrastructure services globally for an annual service charge of $39 million per year. The agreement is subject to earlier termination under certain limited conditions.

14. Segments

Nielsen classifies its business interests into three reportable segments: Consumer Services, consisting principally of market research and analysis and marketing and sales advisory services; Media, consisting principally of television ratings, television, radio and internet audience and advertising measurement and research and analysis in various facets of the entertainment and media sectors, and Business Media, consisting principally of business publications, both in print and online, trade shows, events and conferences and information databases and websites. Corporate consists principally of unallocated corporate items and intersegment eliminations.

During the fourth quarter of 2007, to conform to a change in presentation reflected in management reporting, Nielsen reclassified its Claritas business from Consumer Services to the Media segment. The business segment results for the three months ended March 31, 2007 have been reclassified for comparison purposes.

Information with respect to the operations of each Nielsen business segment for the three months ended March 31, 2008 and 2007, as well as total assets for each business segment as of March 31, 2008 and December 31, 2007, are set forth below based on the nature of the products and services offered and geographic areas of operations.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

(IN MILLIONS)	Consumer Services	Media	Business Media	Corporate	Total
2008
Revenues	$680	$414	$122	$(2)	$1,214
Depreciation and amortization	$43	$59	$10	$5	$117
Restructuring costs	$4	$1	$—	$2	$7
Share-Based Compensation	$2	$2	$—	$2	$6
Operating income	$44	$67	$27	$(23)	$115

Total assets as of March 31, 2008	$6,594	$7,646	$1,566	$528	$16,334

2007
Revenues	$586	$364	$122	$—	$1,072
Depreciation and amortization	$40	$57	$12	$2	$111
Restructuring costs	$6	$—	$2	$11	$19
Share-Based Compensation	$2	$6	$1	$3	$12
Operating income	$23	$44	$23	$(34)	$56

Total assets as of December 31, 2007	$6,536	$7,676	$1,602	$440	$16,254

15. Subsequent Events

On April 7, 2008 the Company announced that it signed a definitive agreement to acquire IAG Research, Inc. (“IAG”), a company that measures consumer engagement with television programs, for a purchase price of $225 million. The Company expects to complete the acquisition, which is subject to regulatory approval, in the second quarter of 2008. On April 16, 2008, Nielsen Finance LLC and Nielsen Finance Co., the Company’s subsidiaries, consummated a private offering of $220 million aggregate principal amount of their 10% Senior Notes due 2014. The net proceeds of the private offering will be used to finance the Company’s acquisition of IAG and to pay related fees and expenses.

16. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the consolidating balance sheet as of March 31, 2008 and December 31, 2007 and consolidating statements of operations and cash flows for the three months ended March 31, 2008 and 2007. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU Holdings B.V., VNU International B.V., VNU Services B.V., ACN Holdings, Inc., The Nielsen Company (US) Inc. and the wholly-owned subsidiaries thereof, including the wholly owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen, Inc., in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are The Nielsen Company B.V. and the subsidiary issuers, Nielsen Finance LLC and Nielsen Finance Co., both wholly owned subsidiaries of the company.

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

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Balance Sheet (Unaudited)

March 31, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$—	$—	$30	$324	$—	$354
Trade and other receivables, net	—	—	373	543	—	916
Prepaid expenses and other current assets	35	16	89	72	—	212
Intercompany receivables	468	78	418	366	(1,330)	—

Total current assets	503	94	910	1,305	(1,330)	1,482

Non-current assets
Property, plant and equipment, net	—	—	342	222	—	564
Goodwill	—	—	5,653	2,160	—	7,813
Other intangible assets, net	—	—	3,895	1,442	—	5,337
Deferred tax assets	2	63	99	86	—	250
Other non-current assets	19	151	529	189	—	888
Equity investment in subsidiaries	3,849	—	4,245	—	(8,094)	—
Intercompany loans	742	6,685	1,122	1,784	(10,333)	—

Total assets	$5,115	$6,993	$16,795	$7,188	$(19,757)	$16,334

Liabilities, minority interests and shareholders’ equity:
Current liabilities
Accounts payable and other current liabilities	$93	$52	$308	$568	$—	$1,021
Deferred revenues	—	—	304	194	—	498
Income tax liabilities	—	—	65	35	—	100
Current portion of long-term debt, capital lease obligations and short-term borrowings	4	45	242	49	—	340
Intercompany payables	44	153	894	239	(1,330)	—

Total current liabilities	141	250	1,813	1,085	(1,330)	1,959

Non-current liabilities
Long-term debt and capital lease obligations	1,127	6,880	160	20	—	8,187
Deferred tax liabilities	—	—	1,471	184	—	1,655
Intercompany loans	—	—	9,214	1,119	(10,333)	—
Other non-current liabilities	39	165	288	229	—	721

Total liabilities	1,307	7,295	12,946	2,637	(11,663)	12,522

Minority interests	—	—	—	4	—	4

Total shareholders’ equity	3,808	(302)	3,849	4,547	(8,094)	3,808

Total liabilities, minority interests and shareholders’ equity	$5,115	$6,993	$16,795	$7,188	$(19,757)	$16,334

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Balance Sheet

December 31, 2007

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$65	$333	$—	$399
Trade and other receivables, net	—	—	441	471	—	912
Prepaid expenses and other current assets	32	15	75	60	—	182
Intercompany receivables	430	109	338	315	(1,192)	—

Total current assets	463	124	919	1,179	(1,192)	1,493

Non-current assets
Property, plant and equipment, net	—	—	332	227	—	559
Goodwill	—	—	5,650	2,136	—	7,786
Other intangible assets, net	—	—	3,908	1,435	—	5,343
Deferred tax assets	3	33	116	83	—	235
Other non-current assets	20	130	515	173	—	838
Equity investment in subsidiaries	3,982	—	4,069	—	(8,051)	—
Intercompany loans	722	6,669	992	1,958	(10,341)	—

Total assets	$5,190	$6,956	$16,501	$7,191	$(19,584)	$16,254

Liabilities, minority interests and shareholders’ equity:
Current liabilities
Accounts payable and other current liabilities	$83	$77	$416	$559	$—	$1,135
Deferred revenues	—	—	322	180	—	502
Income tax liabilities	—	—	62	38	—	100
Current portion of long-term debt, capital lease obligations and short-term borrowings	6	45	132	30	—	213
Intercompany payables	41	150	841	160	(1,192)	—

Total current liabilities	130	272	1,773	967	(1,192)	1,950

Non-current liabilities
Long-term debt and capital lease obligations	1,066	6,787	155	29	—	8,037
Deferred tax liabilities	—	—	1,530	186	—	1,716
Intercompany loans	—	—	8,810	1,531	(10,341)	—
Other non-current liabilities	37	82	251	220	—	590

Total liabilities	1,233	7,141	12,519	2,933	(11,533)	12,293

Minority interests	—	—	—	4	—	4

Total shareholders’ equity	3,957	(185)	3,982	4,254	(8,051)	3,957

Total liabilities, minority interests and shareholders’ equity	$5,190	$6,956	$16,501	$7,191	$(19,584)	$16,254

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the three months ended March 31, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$652	$564	$(2)	$1,214

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	282	272	(2)	552
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	227	196	—	423
Depreciation and amortization	—	—	88	29	—	117
Restructuring costs	—	—	(2)	9	—	7

Operating income	—	—	57	58	—	115

Interest income	10	123	15	25	(168)	5
Interest expense	(20)	(136)	(159)	(15)	168	(162)
Gain on derivative instruments	—	24	6	—	—	30
Foreign currency exchange transaction losses, net	—	(84)	(4)	(5)	—	(93)
Equity in net (loss)/income of affiliates	—	—	(6)	—	—	(6)
Equity in net (loss)/income of subsidiaries	(75)	—	(5)	—	80	—
Other income/(expense), net	1	—	(5)	2	—	(2)

(Loss)/income from continuing operations before income taxes and minority interests	(84)	(73)	(101)	65	80	(113)

Benefit/(provision) for income taxes	2	22	26	(19)	—	31
Minority interests	—	—	—	—	—	—

(Loss)/income from continuing operations	(82)	(51)	(75)	46	80	(82)

Discontinued operations, net of tax	—	—	—	—	—	—

Net (loss)/income	$(82)	$(51)	$(75)	$46	$80	$(82)

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the three months ended March 31, 2007

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$597	$478	$(3)	$1,072

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	260	243	(3)	500
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	206	180	—	386
Depreciation and amortization	—	—	84	27	—	111
Restructuring costs	—	—	17	2	—	19

Operating income	—	—	30	26	—	56

Interest income	12	133	9	19	(165)	8
Interest expense	(18)	(137)	(157)	(9)	165	(156)
Gain on derivative instruments	—	7	2	—	—	9
Foreign currency exchange transaction (losses)/gains, net	(3)	(3)	2	—	—	(4)
Equity in net income of affiliates	—	—	(2)	4	—	2
Equity in net (loss)/income of subsidiaries	(64)	—	19	—	45	—
Other (expense)/income, net	(4)	—	8	(6)	—	(2)

(Loss)/income from continuing operations before income taxes and minority interests	(77)	—	(89)	34	45	(87)

Benefit/(provision) for income taxes	3	—	25	(15)	—	13
Minority interests	—	—	—	—	—	—

(Loss)/income from continuing operations	(74)	—	(64)	19	45	(74)

Discontinued operations, net of tax	—	—	—	—	—	—

Net (loss)/income	$(74)	$—	$(64)	$19	$45	$(74)

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$2	$24	$(102)	$3	$(73)

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(20)	—	(20)
Proceeds from sale of subsidiaries and affiliates, net	—	—	—	9	9
Additions to property, plant and equipment and other assets	—	—	(36)	(7)	(43)
Additions to intangible assets	—	—	(22)	(4)	(26)
Purchases of marketable securities	—	—	—	—	—
Sales and maturities of marketable securities	—	—	—	—	—
Other investing activities	—	—	(3)	1	(2)

Net cash used in investing activities	—	—	(81)	(1)	(82)

Financing activities:
Proceeds from issuances of debt	—	—	215	—	215
Repayments of debt	—	(11)	(101)	—	(112)
Increase/(decrease) in other short-term borrowings	(1)	—	(22)	19	(4)
Settlement of derivatives, intercompany and other financing activities	(2)	(13)	55	(41)	(1)

Net cash (used in)/provided by financing activities	(3)	(24)	147	(22)	98

Effect of exchange-rate changes on cash and cash equivalents	—	—	1	11	12

Net decrease in cash and cash equivalents	(1)	—	(35)	(9)	(45)

Cash and cash equivalents at beginning of period	1	—	65	333	399

Cash and cash equivalents at end of period	$—	$—	$30	$324	$354

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2007

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$3	$39	$(104)	$(42)	$(104)

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(6)	(4)	(10)
Proceeds from sale of subsidiaries and affiliates, net	—	—	—	392	392
Additions to property, plant and equipment and other assets	—	—	(9)	(10)	(19)
Additions to intangible assets	—	—	(26)	(4)	(30)
Purchases of marketable securities	—	—	—	(31)	(31)
Sales and maturities of marketable securities	—	—	—	37	37
Other investing activities	1	—	(4)	3	—

Net cash provided by/(used in) investing activities	1	—	(45)	383	339

Financing activities:
Proceeds from issuances of debt	—	—	63	—	63
Repayments of debt	—	(339)	(2)	—	(341)
Increase in other short-term borrowings	—	—	—	21	21
Settlement of derivatives, intercompany and other financing activities	(6)	300	22	(316)	—

Net cash (used in)/provided by financing activities	(6)	(39)	83	(295)	(257)

Effect of exchange-rate changes on cash and cash equivalents	—	—	3	5	8

Net (decrease)/increase in cash and cash equivalents	(2)	—	(63)	51	(14)

Cash and cash equivalents at beginning of period	4	—	211	416	631

Cash and cash equivalents at end of period	$2	$—	$148	$467	$617

The Nielsen Company B.V.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis supplements management’s discussion and analysis of The Nielsen Company B.V. (“the Company” or “Nielsen”) for the year ended December 31, 2007 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2008, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. These forward-looking statements are subject to numerous risks and uncertainties. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements. Unless required by context, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries.

Overview

We are a leading global information and media company providing essential integrated marketing and media measurement information, analytics and industry expertise to clients across the world. In addition, our trade shows, online media assets and publications occupy leading positions in a number of their targeted end markets. Through our broad portfolio of products and services, we track sales of consumer products, report on television viewing habits in countries representing more than 60% of the world’s population, measure internet audiences and produce trade shows and print publications. We operate in three segments: Consumer Services, Media and Business Media.

Our Business Segments

Our Consumer Services segment provides critical consumer behavior information and analysis primarily to businesses in the consumer packaged goods industry. Nielsen is a global leader in retail measurement services and consumer household panel data. Our extensive database of retail and consumer information, combined with analytical capabilities, yields valuable strategic insights and information that influence our client’s critical business decisions such as enhancing brand management strategies, developing and launching new products, identifying new marketing opportunities and improving marketing return on investment.

Our Media segment provides measurement information for multiple media platforms, including broadcast and cable television, motion pictures, music, print, the internet and mobile telephones. Nielsen is the industry leader in U.S. television measurement, and our measurement data is widely accepted as the “currency” in determining the value of programming and advertising opportunities on U.S. television.

The Nielsen Company B.V.

Our Business Media segment is a market-focused provider of integrated information and sales and marketing solutions. Through a multi-channel approach consisting of trade shows, online media assets and publications, Business Media offers attendees, exhibitors, readers and advertisers the insights and connections that assist them in gaining a competitive edge in their respective markets.

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

Our revenue is highly diversified by business segment, geography, and client. For the three months ended March 31, 2008, 56% of our revenues were generated from our Consumer Services segment, 34% from our Media segment and the remaining 10% from our Business Media segment. We conduct our business activities in more than 100 countries. For the three months ended March 31, 2008, 54% of our revenues were generated in the U.S., 10% in the Americas excluding the U.S., 26% in Europe, the Middle East and Africa, and the remaining 10% in the Asia Pacific.

Factors Affecting Nielsen’s Financial Results

Foreign Currency

Our financial results are reported in U.S. Dollars and are therefore subject to the impact of movements in exchange rates on the translation of the financial information of individual businesses whose functional currencies are other than U.S. Dollars. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results. Nielsen’s principal foreign exchange exposure is spread across several currencies, primarily the Euro, Pound Sterling, and other currencies representing 15%, 4% and 26% of our total revenue, respectively, for the three months ended March 31, 2008 and 13%, 4% and 24% of our total revenue, respectively for the three months ended March 31, 2007. In addition, the average U.S. Dollar to Euro exchange rate was $1.51 to €1.00 for the three months ended March 31, 2008 and $1.32 to €1.00 for the three months ended March 31, 2007. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

The Nielsen Company B.V.

Acquisitions and Investments in Affiliates

For the three months ended March 31, 2008, we paid cash consideration of $20 million associated with acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, we recorded deferred consideration of $13 million, which is payable through January 2009. Had these acquisitions occurred as of January 1, 2008, the impact on Nielsen’s consolidated results of operations would have been immaterial.

For the three months ended March 31, 2007, we completed several acquisitions with an aggregate consideration, net of cash acquired, of $10 million.

Divestitures

Business Media Europe

On February 8, 2007, we completed the sale of a significant portion of our Business Media Europe (“BME”) unit for $414 million in cash. During the three months ended March 31, 2007, we recorded a gain on sale of discontinued operations of $14 million, primarily related to BME’s previously recognized currency translation adjustments from the date of the Valcon Acquisition to the date of sale. No other material gain was recognized on the sale because the sales price approximated the carrying value. Our consolidated financial statements reflect BME’s business as discontinued operations. We had no divestitures during the three months ended March 31, 2008.

See Note 4 to our condensed consolidated financial statements, “Business Divestitures”.

Elimination of International Reporting Lag

Prior to January 1, 2008, certain of the Company’s subsidiaries outside the United States and Canada were included in the consolidated financial statements on the basis of fiscal years ending November 30th in order to facilitate a timely consolidation. This one-month reporting lag was eliminated during the first quarter of 2008 as it was no longer required to achieve a timely consolidation. In accordance with EITF No. 06-9, “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee”, the elimination of this previously existing reporting lag is considered a change in accounting principle in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections”. The Company has not retrospectively applied the change in accounting since its impact to the consolidated balance sheets and related statements of operations and cash flows was immaterial for all periods.

The Nielsen Company B.V.

Results of Operations—Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31, (unaudited)
(IN MILLIONS)	2008	2007
Revenues	$1,214	$1,072

Cost of revenues, exclusive of depreciation and amortization shown separately below	552	500
Selling, general and administrative expenses exclusive of depreciation and amortization shown separately below	423	386
Depreciation and amortization	117	111
Restructuring costs	7	19

Operating income	115	56

Interest income	5	8
Interest expense	(162)	(156)
Gain on derivative instruments	30	9
Foreign currency exchange transaction losses, net	(93)	(4)
Equity in net (loss)/income of affiliates	(6)	2
Other expense, net	(2)	(2)

Loss from continuing operations, before income taxes and minority interests	(113)	(87)
Benefit for income taxes	31	13
Minority interests	—	—

Loss from continuing operations	$(82)	$(74)

The Nielsen Company B.V.

The following table sets forth certain supplemental revenue growth data, both on an as reported and constant currency basis. In order to determine the percentage change in items on a constant currency basis, we adjust these items to remove the positive and negative impacts of foreign exchange. The percentage changes were determined by the Company for the three months ended March 31, 2008 compared to the three months ended March 31, 2007:

	Three Months Ended March 31, (unaudited)		% Variance 2008 vs. 2007
(IN MILLIONS)	2008	2007	Reported	Constant Currency
Revenues by segment
Consumer Services	$680	$586	15.9%	6.9%
Media	414	364	13.8%	12.7%
Business Media	122	122	(0.4)%	(0.4)%
Corporate and eliminations	(2)	—	NM	NM

Total	$1,214	$1,072	13.3%	7.9%

Consumer Services revenues by service
Retail Measurement Services	$475	$404	17.3%	7.2%
Consumer Panel Services	70	63	10.5%	5.5%
Customized Research Services	68	59	14.1%	4.6%
Other Services	67	60	13.5%	7.7%

Total	$680	$586	15.9%	6.9%

Media revenues by division
Media Measurement	$343	$300	14.8%	13.6%
Entertainment	37	38	(4.0)%	(5.5)%
Online	34	26	29.4%	29.4%

Total	$414	$364	13.8%	12.7%

Certain reclassifications have been made to the prior period amounts to conform to the March 31, 2008 presentation. Nielsen reclassified the Claritas business from Consumer Services to Media, moved Spectra revenues from Other Services to Consumer Panel, and reclassified BuzzMetrics from Media Measurement to Online.

The Nielsen Company B.V.

The following table sets forth, for the periods indicated, certain supplemental revenue data, calculated as percentages of total Nielsen revenue on an as reported basis:

	Three Months Ended March 31, (Unaudited)
(% of Revenue)	2008	2007
Revenues by segment
Consumer Services	56%	55%
Media	34%	34%
Business Media	10%	11%

Total Nielsen	100%	100%

Revenues by geography
United States	54%	58%
Other Americas	10%	9%
The Netherlands	1%	1%
Other Europe, Middle East & Africa	25%	23%
Asia Pacific	10%	9%

Total Nielsen	100%	100%

Consumer Services revenues by service
Retail Measurement Services	39%	38%
Consumer Panel Services	6%	6%
Customized Research Services	6%	6%
Other Services	5%	5%

Total Consumer Services	56%	55%

Media revenues by division
Media	28%	28%
Entertainment	3%	4%
Online	3%	2%

Total Media	34%	34%

Business Media	10%	11%

The Nielsen Company B.V.

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

When comparing Nielsen’s results for the three months ended March 31, 2008 with results for the three months ended March 31, 2007, the following should be noted:

Items affecting Operating Income for the three months ended March 31, 2008

•	For the three months ended March 31, 2008, foreign currency exchange rate fluctuations increased revenue growth by 5.4% and increased operating income growth by 14.8%.

•	Nielsen incurred $7 million of restructuring expense.

Items affecting Operating Income for the three months ended March 31, 2007

•	Nielsen incurred approximately $8 million in incremental expenses associated with compensation agreements and recruiting costs for certain corporate executives.

•	Nielsen incurred $19 million of restructuring expense.

Revenues

Nielsen Consolidated. Nielsen revenues increased 13.3% to $1,214 million for the three months ended March 31, 2008 versus $1,072 million for the three months ended March 31, 2007. Excluding the favorable impact of foreign exchange related to the depreciation of the U.S. Dollar versus the Euro and other currencies, Nielsen’s revenues increased 7.9%. Constant currency revenues increased 6.9% at Consumer Services and 12.7% at Media, while Business Media was relatively flat.

Consumer Services. Revenues increased 15.9% to $680 million for the three months ended March 31, 2008 versus $586 million for the three months ended March 31, 2007. Excluding the favorable impact of foreign exchange, revenues increased by 6.9%. The increase in constant currency revenue is primarily attributable to a 7.2% growth in Retail Measurement Services, 5.5% growth in Consumer Panel revenues and 4.6% growth in Customized Research revenues, driven by growth in our developing regions. Overall, there was solid growth across all regions, with double digit growth in Emerging Markets and Latin America, with the exception of low single digit growth in the U.S. which was impacted by price compression and lower Analytical revenues. Timing of international revenues versus prior year also contributed to Consumer Services’ overall first quarter growth.

Media. Revenues for Media increased 13.8% to $414 million for the three months ended March 31, 2008 versus $364 million for the three months ended March 31, 2007. Excluding the favorable impact of foreign exchange on revenues, revenues increased 12.7%. The constant currency revenue growth is primarily attributable to an 8.6% increase in Nielsen Media Research (“NMR”) U.S., a 29.4% increase in Online revenues with growth in both the U.S. and international markets, and the impact of the Telephia acquisition which occurred in August 2007. NMR U.S.’s growth was due to continued demand for television audience measurement services, new business, price increases, and the continued Local People Meter (“LPM”) expansion.

The Nielsen Company B.V.

Business Media. Revenues for the three months ended March 31, 2008 were $122 million, unchanged from the three months ended March 31, 2007. On a constant currency basis, revenues were relatively flat as higher Exposition revenues resulting from a biennial event in 2008 and continued eMedia growth was offset by softness in Publications’ advertising revenues.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 10.5% to $552 million for the three months ended March 31, 2008 versus $500 million for the three months ended March 31, 2007. Excluding the unfavorable impact of foreign exchange, the cost of revenues increased by 4.7%. This was driven by higher revenue related costs at Consumer Services, higher costs at Media due to the impact of the Telephia acquisition, and higher spending at corporate on company-wide initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 9.8% to $423 million for the three months ended March 31, 2008 versus $386 million for the three months ended March 31, 2007, an increase of 4.7% in constant currency. The increase in constant currency selling, general and administrative expenses was primarily attributable to continued investment for top-line growth in developing markets within Consumer Services, higher costs at Media related to the impact of Telephia’s result of operations and spending at NMR and Online to support top-line growth, and higher corporate spending on company-wide initiatives. This increase was partly offset by lower share based compensation expense and lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives.

Depreciation and Amortization

Depreciation and amortization was $117 million for the three months ended March 31, 2008 versus $111 million for the three months ended March 31, 2007. Excluding the unfavorable impact of foreign exchange, depreciation and amortization expense increased 2.1% driven by increased depreciation related to capital investment in hardware and software.

Restructuring Costs

Transformation Initiative

As discussed in Note 6 to our condensed consolidated financial statements, Restructuring Activities, in December 2006, we announced our intention to expand current cost-saving programs to all areas of Nielsen’s operations worldwide. The Company further announced strategic changes as part of a major corporate transformation (“Transformation Initiative”). The Transformation Initiative is designed to make the Company a more successful and efficient enterprise. As such, the Company is in the process of reducing costs by streamlining corporate functions, centralizing certain operational and information technology functions, leveraging global procurement, consolidating real estate, and expanding outsourcing or the relocation offshore of certain other operational and production processes. These initiatives are expected to be implemented by the end of 2008.

The Nielsen Company B.V.

For the three months ended March 31, 2008, Nielsen incurred $7 million in severance costs. For the three months ended March 31, 2007, Nielsen incurred $9 million in severance costs and $10 million in consulting fees and other costs, related to the review of corporate functions and outsourcing opportunities. Consulting fees and related costs were recorded at the time the obligation is incurred.

Operating Income

Operating income for the three months ended March 31, 2008 was $115 million, versus $56 million for the three months ended March 31, 2007, an increase of 106.9%. Excluding the above listed items affecting operating income from the respective 2008 and 2007 operating results, Nielsen’s 2008 constant currency operating income increased 40.7% for the three months ended March 31, 2008 versus the three months ended March 31, 2007. Excluding the items affecting operating income listed above, constant currency operating income increased 52.4% at Consumer Services, 51.5% at Media and 6.8% at Business Media reflecting solid top-line growth and benefits realized from our Transformation Initiative.

Interest Income and Expense

Interest income was $5 million for the three months ended March 31, 2008 versus $8 million for the three months ended March 31, 2007. Interest expense was $162 million for the three months ended March 31, 2008 versus $156 million for the three months ended March 31, 2007, an increase of 1.6% excluding the unfavorable impact of foreign exchange. This reflects the increased borrowing following our 2007 acquisitions.

Gain on Derivative Instruments

The gain on derivative instruments was $30 million for the three months ended March 31, 2008 versus a gain of $9 million for the three months ended March 31, 2007. The change resulted primarily from currency movements in the current as compared to the prior period, which resulted from a derivative transaction entered into during 2007.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represents the net loss on revaluation of external debt and intercompany loans. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on Nielsen’s operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.51 to €1.00 and $1.32 to €1.00 for the three months ended March 31, 2008 and the three months ended March 31, 2007, respectively.

Foreign currency exchange resulted in a $93 million loss for the three months ended March 31, 2008 versus a $4 million loss recorded in the three months ended March 31, 2007 as a result of the continuing depreciation of the U.S. Dollar against the Euro and other currencies.

The Nielsen Company B.V.

Equity in Net (Loss)/Income of Affiliates

Equity in net (loss)/income of affiliates was a $6 million loss for the three months ended March 31, 2008 versus $2 million of income in the three months ended March 31, 2007. The difference reflects the impact of selling the Company’s 50% share in VNU Exhibitions Europe to Jaarbeurs (Holding) B.V. in October 2007.

Other Expense, Net

There was $2 million of expense for the three months ended March 31, 2008, unchanged versus the three months ended March 31, 2007.

Loss from Continuing Operations before Income Taxes and Minority Interests

For the three months ended March 31, 2008, there was a $113 million loss from continuing operations before income taxes and minority interest versus an $87 million loss for the three months ended March 31, 2007. The current period compared with the prior period results primarily reflect improved operating performance as discussed above, lower restructuring expenses related to the Transformation Initiative, lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives, and a higher gain on derivative instruments in 2008, offset by increased foreign currency exchange losses in the three months ended March 31, 2008.

Benefit for Income Taxes

Nielsen operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

The effective tax rate, excluding equity in net income or loss from affiliates, for the three months ended March 31, 2008 and 2007 was 29% (benefit) and 14% (benefit) respectively.

The effective tax rate for the three months ended March 31, 2008 is higher than the statutory rate primarily due to interest on the tax accruals, state taxes, and certain non-deductible charges, which are partially offset by the impact of the tax rate differences in other jurisdictions where the Company files tax returns. The effective tax rate for the three months ended March 31, 2007 was lower than the Dutch statutory rate as a result of a valuation allowance on foreign tax credits.

Liabilities for unrecognized income tax benefits totaled $192 million and $195 million as of March 31, 2008 and December 31, 2007, respectively.

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

The Nielsen Company B.V.

The Internal Revenue Service (IRS) commenced examinations of certain of the Company’s U.S. federal income tax returns for 2004 in the third quarter of 2006. The Company is under corporate examination in the Netherlands for the years 2002 through 2004. The Company is also under Canadian audit for the years 2002 through 2006. It is anticipated that these examinations will be completed within the next twelve months. To date, the Company is not aware of any material adjustments not already accrued related to any of the current federal, state or foreign audits under examination.

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

Use of Proceeds of Transactions and other Financing Transactions

•	In February 2008, we entered into a 2-year interest rate swap agreement which fixed the LIBOR-related portion of the interest rates for $500 million of our variable rate debt.

•

Effective April 2, 2008, Nielsen obtained a 25 basis point reduction of the applicable margin on its U.S. Dollar and Euro senior secured term loan facilities as a result of achieving a secured leverage ratio below 4.25 as of December 31, 2007. In addition, Nielsen obtained a 25 basis point reduction of the applicable margin on its Revolving Credit Facility as a result of achieving a total leverage ratio below 6.0 as of December 31, 2007.

Subsequent Events – IAG Research, Inc. Acquisition and Private Placement of Senior Notes

On April 7, 2008 the Company announced that it signed a definitive agreement to acquire IAG Research, Inc. (“IAG”), a company that measures consumer engagement with television programs, for a purchase price of $225 million. The Company expects to complete the acquisition, which is subject to regulatory approval, in the second quarter of 2008. On April 16, 2008, Nielsen Finance LLC and Nielsen Finance Co., the Company’s subsidiaries, consummated a private offering of $220 million aggregate principal amount of their 10% Senior Notes due 2014. The net proceeds of the private offering will be used to finance the Company’s acquisition of IAG and to pay related fees and expenses.

The Nielsen Company B.V.

Cash Flows

At March 31, 2008, cash and cash equivalents were $354 million, a decrease of $45 million from December 31, 2007. Our total indebtedness was $8,527 million and we had $563 million available for borrowing under our senior secured revolving credit facility at March 31, 2008.

Operating activities. Net cash used was $73 million for the three months ended March 31, 2008 and $104 million for the three months ended March 31, 2007. The primary changes in activity for 2008 versus 2007 were related to business operating income growth in 2008, and lower interest payments ($6 million), offset by higher restructuring payments ($14 million), higher tax payments ($9 million), and increased bonus payments in 2008.

Investing activities. Net cash used was $82 million for the three months ended March 31, 2008 and $339 million provided for the three months ended March 31, 2007. The increase in net cash used was primarily due to lower proceeds from sale of subsidiaries of $383 million, $10 million of higher acquisition payments and higher capital expenditures. Capital expenditures for property, plant, equipment, software and other assets totaled $69 million for the three months ended March 31, 2008 versus $49 million for the three months ended March 31, 2007. The primary reason for the increase in capital expenditures is continued LPM expansion by NMR and investments in computer hardware and software.

Financing activities. Net cash provided was $98 million for the three months ended March 31, 2008 and $257 million used in the three months ended March 31, 2007. The decrease in use was mainly driven by higher proceeds from debt and lower repayments of debt.

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

(6)	between October 1, 2011 and September 30, 2012, the maximum ratio is 7.0 to 1.0; and,

(7)	after October 1, 2012, the maximum ratio is 6.25 to 1.0.

In addition, Nielsen’s senior secured credit facility contains a covenant that requires Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a minimum ratio of Covenant EBITDA to Consolidated Interest Expense of 1.25 to 1.0, including Nielsen interest expense, calculated for the trailing four quarters (as determined under our senior secured credit

The Nielsen Company B.V.

facility), commencing with the fiscal quarter ended September 30, 2007. For test periods commencing between January 1, 2008 and September 30, 2008, the minimum ratio is 1.35 to 1.0. This covenant “steps up” over time to a minimum ratio of Covenant EBITDA to Consolidated Interest Expense of 1.75 to 1.0, including Nielsen interest expense, as of the last day of the fiscal quarter ended September 30, 2011. For test periods commencing:

(1)	between October 1, 2011 and September 30, 2012, the minimum ratio is 1.60 to 1.0; and,

(2)	after October 1, 2012, the minimum ratio is 1.50 to 1.0.

Failure to comply with either of these covenants would result in an event of default under our senior secured credit facility unless waived by our senior credit lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our senior secured credit facility and these covenants are material to us. As of March 31, 2008, the Company was in compliance with the covenants described above.

We also measure the ratio of secured net debt to Covenant EBITDA because Nielsen’s senior secured credit facility contains a provision which will result in a decrease of the applicable interest rate by 0.25% if the ratio is lower than 4.25. Effective April 2, 2008, Nielsen obtained a 25 basis point reduction of the applicable margin on its U.S. Dollar and Euro senior secured term loan facilities as a result of achieving a secured leverage ratio below 4.25 as of December 31, 2007.

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

The Nielsen Company B.V.

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

The Nielsen Company B.V.

The following is a reconciliation of our loss from continuing operations, for the three months, and twelve months ended March 31, 2008, to Covenant EBITDA as defined above per our senior secured credit facilities:

	Covenant EBITDA (unaudited)
	Three months ended	Twelve months ended
(IN MILLIONS)	March 31, 2008	March 31, 2008
Loss from continuing operations	$(82)	$(290)
Interest expense, net	157	627
Benefit for income taxes	(31)	—
Depreciation and amortization	117	463

EBITDA	161	800
Non-cash charges(1)	6	45
Unusual or non-recurring items(2)	75	210
Restructuring charges and business optimization costs(3)	10	136
Cost savings(4)	n/a	125
Sponsor monitoring fees(5)	3	11
Other(6)	9	18

Covenant EBITDA	$264	$1,345

Credit Statistics:
Current portion of long term debt, capital lease obligation and short-term borrowings		$340

Long term debt and capital lease obligations		8,187

Total debt		$8,527

Cash and cash equivalents		354
Less: Cash of unrestricted subsidiaries		(6)
Less: Additional deduction per credit agreement		(10)

Cash and cash equivalents excluding cash of unrestricted subsidiaries/deduction		338

Net debt, including Nielsen net debt(7)		$8,189

Less: Unsecured debenture loans		(2,730)
Less: Other unsecured net debt		(148)

Secured net debt(8)		$5,311

Net debt, excluding $383 million (at March 31, 2008) of Nielsen net debt(9)		7,806
Ratio of secured net debt to Covenant EBITDA		3.9
Ratio of net debt (excluding Nielsen net debt) to Covenant EBITDA(10)		5.8
Consolidated interest expense, including Nielsen interest expense(11)		515
Ratio of Covenant EBITDA to Consolidated Interest Expense, including Nielsen interest expense		2.6

The Nielsen Company B.V.

(1)	Consists of non-cash items that are permitted adjustments in calculating covenant compliance under the senior secured credit facility, primarily stock-based compensation expense.
(2)	Unusual or non-recurring items include (amounts in millions):

	Three months ended	Twelve months ended
	March 31, 2008	March 31, 2008
Deferred Revenue Purchase Price Adjustment(a)	$—	$7
Currency exchange rate differences on financial transactions and other gains(b)	96	193
Compensation arrangements/deal costs/legal settlements(c)	1	29
Duplicative running costs(d)	5	28
U.S. Listing/Consulting Fees Costs	3	9
Gain on Derivative Instruments	(30)	(61)
Other(e)	—	5

Total	$75	$210

_________

(a)	Purchase Price Adjustment to Deferred Revenue which reduces revenue resulting from the purchase accounting for the Telephia Acquisition in 2007.
(b)	Represents foreign exchange gains or losses on revaluation of intercompany loans and external debt.
(c)	Represents payments incurred in connection with compensation arrangements and recruiting expenses for certain corporate executives, NetRatings/Telephia deal costs, and legal settlements.
(d)	Represents the costs incurred in Europe as a result of the parallel running of data factory systems expected to be eliminated. Also includes duplicative Transformation Initiative running costs.
(e)	Includes other unusual or non-recurring items that are required or permitted adjustments in calculating covenant compliance under the senior secured credit facility.

(3)	Restructuring charges and business optimization costs (including costs associated with Transformation Initiative), severance and relocation costs.

(4)	Represents the amount of run rate cost savings related to the Transformation Initiative projected by Nielsen in good faith to be realized as a result of specified actions. See Note 6 to the condensed consolidated financial statements, “Restructuring Activities”, contained in Part I, Item 1 above for discussion of the Transformation Initiative.

The adjustments reflecting estimated cost savings constitute forward looking statements described within the Private Securities Litigation Reform Act of 1995, as amended.

The Nielsen Company B.V.

We may not realize the anticipated cost savings related to Transformation Initiative pursuant to the anticipated timetable or at all. We also cannot assure you that we will not exceed one time restructuring costs associated with implementing the anticipated cost savings. Run rate savings represent estimated annualized savings expected to be realized one year from March 31, 2008. Estimated savings are not provided on an interim basis.

(5)	Represents the annual Sponsor monitoring fees effective as of the acquisition date, to be increased by 5% on an annual basis.

(6)	These adjustments include the pro forma EBITDA impact of businesses that were acquired in 2007, gain on sale of fixed assets, subsidiaries and affiliates, dividends received from affiliates; equity in net income of affiliates, and the exclusion of Covenant EBITDA attributable to unrestricted subsidiaries.

(7)	Net debt, including Nielsen net debt, is not a defined term under GAAP. Net debt is calculated as total debt less cash and cash equivalents at March 31, 2008 excluding a contractual $10 million threshold.

(8)	The net secured debt is the consolidated total net debt that is secured by a lien on any assets or property of a loan party or a restricted subsidiary.

(9)	Net debt, as defined, excluding $383 million of Nielsen net debt, is not a defined term under GAAP. Nielsen and our unrestricted subsidiaries are not subject to the restrictive covenants contained in the senior secured credit facility, and Nielsen’s Senior Discount Notes are not considered obligations of any of Nielsen’s subsidiaries. Therefore, these notes will not be taken into account when calculating the ratios under the senior secured credit facility.

(10)	For the reasons discussed in footnote (9) above, the ratio of net debt (excluding the Company’s Senior Discount Notes) to Covenant EBITDA presented above does not include $383 million of Nielsen net indebtedness.

(11)	Consolidated interest expense is not a defined term under GAAP. Consolidated interest expense for any period is defined in our senior secured credit facility as the sum of (i) the cash interest expense of Nielsen Holding and Finance B.V. and its subsidiaries with respect to all outstanding indebtedness, including all commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance and net costs under swap contracts, net of cash interest income, and (ii) any cash payments in respect of the accretion or accrual of discounted liabilities during such period related to borrowed money (with a maturity of more than one year) that were amortized or accrued in a previous period, excluding, in each case, however, among other things, the amortization of deferred financing costs and any other amounts of non-cash interest, the accretion or accrual of discounted liabilities during such period, commissions, discounts, yield and other fees and charges incurred in connection with certain permitted receivables financing and all non-recurring cash interest expense consisting of liquidated damages for failure to timely comply with registration rights obligations and financing fees. Consolidated interest expense, including Nielsen interest expense, is not a defined term under GAAP. Consolidated interest expense, including Nielsen interest expense, is calculated as total consolidated interest expense for the four consecutive fiscal quarter periods ended on March 31, 2008, including $38 million of interest expense of Nielsen as follows:

(IN MILLIONS)
Cash Interest Income	$24
Cash Interest Expense	527

Net Cash Interest Expense for the twelve months ended March 31, 2008	503
Plus: Pro Forma impact for the acquisitions and divestitures	12

Pro Forma Cash Interest Expense for the twelve months ended March 31, 2008	$515

The Nielsen Company B.V.

See “—Liquidity and Capital Resources” for further information on our indebtedness and covenants.

Transactions with Sponsors and Other Related Parties

The Company recorded $3 million in selling, general and administrative expenses related to Sponsor management fees, travel and consulting for both the three months ended March 31, 2008 and March 31, 2007.

At March 31, 2008, short-term debt included $54 million payable to Dutch Holdco and $26 million payable to Valcon. In addition, other loans included a $57 million long-term payable to Dutch Holdco. The Company recorded $1 million in interest expense related to these loans for both the three months ended March 31, 2008 and March 31, 2007.

Commitments and Contingencies

Outsourced Services Agreement

On February 19, 2008, AC Nielsen (US), Inc., a subsidiary of Nielsen, amended and restated its Master Services Agreement dated June 16, 2004 (“MSA”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly “TCS”). The term of the amended and restated MSA is for ten years, effective October 1, 2007; with a one year renewal option granted to Nielsen, during which ten year period (or if Nielsen exercises its renewal option, eleven year period) Nielsen has committed to purchase at least $1 billion in services from TCS. Unless mutually agreed, the payment rates for services under the amended and restated MSA are not subject to adjustment due to inflation or changes in foreign currency exchange rates. TCS will provide Nielsen with Information Technology, Applications Development and Maintenance and Business Process Outsourcing services globally. The amount of the purchase commitment may be reduced upon the occurrence of certain events, some of which also provide Nielsen with the right to terminate the agreement.

The Nielsen Company B.V.

Information Technology Infrastructure Outsourcing Agreement

During the first quarter of 2008, the Company entered into an agreement with TCS to outsource its global IT Infrastructure services. The agreement has an initial term of seven years, and provides for TCS to manage Nielsen’s infrastructure costs at an agreed upon level and to provide Nielsen infrastructure services globally for an annual service charge of $39 million per year. The agreement is subject to earlier termination under certain limited conditions.

Legal Proceedings and Contingencies

Nielsen is subject to litigation and other claims in the ordinary course of business.

D&B Legacy Tax Matters

In November 1996, D&B, then known as The Dun & Bradstreet Corporation (“Old D&B”) separated into three public companies by spinning off the A.C. Nielsen Company (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Spin-Off”).

In June 1998, Old D&B changed its name to R.H. Donnelley Corporation (“Donnelley”) and spun-off The Dun & Bradstreet Corporation (“New D&B”) (the “D&B Spin”), and Cognizant changed its name to Nielsen Media Research, Inc. (“NMR”), now part of Valcon, and spun-off IMS Health (the ”Cognizant Spin”). In September 2000, New D&B changed its name to Moody’s Corporation (“Moody’s”) and spun-off a company now called The Dun & Bradstreet Corporation (“Current D&B”) (the “Moody’s spin”). In November 1999, Nielsen acquired NMR and in 2001 Nielsen acquired ACNielsen.

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

The Nielsen Company B.V.

Summary of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 157 beginning January 1, 2008 for all financial assets and financial liabilities that are recognized at fair value. Additionally, for all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the Company has adopted the provisions of FSP 157-2 and delayed the effective date of SFAS 157 until January 1, 2009. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to the condensed consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As the Company did not elect to fair value any of its financial instruments under the provisions of SFAS 159, the adoption of this statement effective January 1, 2008 did not have an impact on the Company’s consolidated financial statements.

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and therefore the Company will be required to provide such disclosures beginning with the interim period ended March 31, 2009.

The Nielsen Company B.V.

2007 Business Segments

During the fourth quarter of 2007, in order to conform to a change in presentation reflected in management reporting, Nielsen reclassified its Claritas business from Consumer Services to the Media segment. The tables below present each of the interim periods in the year ended December 31, 2007 under the current business segment reporting structure and is consistent with the full-year business segment information presented in our 2007 Annual Report on Form 10-K.

Business Segment Information for the three months ended March 31, 2007

(IN MILLIONS)	Consumer Services	Media	Business Media	Corporate	Total
Revenues	$586	$364	$122	$—	$1,072
Depreciation and amortization	$40	$57	$12	$2	$111
Restructuring costs	$6	$—	$2	$11	$19
Share-Based Compensation	$2	$6	$1	$3	$12
Operating income	$23	$44	$23	$(34)	$56

Total assets	$7,026	$6,335	$1,651	$537	$15,549

Business Segment Information for the three months ended June 30, 2007

(IN MILLIONS)	Consumer Services	Media	Business Media	Corporate	Total
Revenues	$655	$376	$139	$(1)	$1,169
Depreciation and amortization	$43	$54	$12	$3	$112
Restructuring costs	$21	$5	$1	$9	$36
Share-Based Compensation	$1	$9	$1	$5	$16
Operating income	$52	$47	$27	$(26)	$100

Total assets	$6,569	$6,979	$1,638	$520	$15,706

Business Segment Information for the three months ended September 30, 2007

(IN MILLIONS)	Consumer Services	Media	Business Media	Corporate	Total
Revenues	$667	$395	$128	$(2)	$1,188
Depreciation and amortization	$42	$55	$11	$3	$111
Restructuring costs	$59	$6	$2	$12	$79
Share-Based Compensation	$2	$4	$1	$4	$11
Operating income	$19	$62	$27	$(31)	$77

Total assets	$6,575	$7,503	$1,627	$639	$16,344

Business Segment Information for the three months ended December 31, 2007

(IN MILLIONS)	Consumer Services	Media	Business Media	Corporate	Total
Revenues	$742	$435	$101	$—	$1,278
Depreciation and amortization	$44	$61	$13	$5	$123
Restructuring costs	$(6)	$3	$1	$5	$3
Share-Based Compensation	$2	$5	$—	$6	$13
Operating income	$133	$79	$5	$(34)	$183

Total assets	$6,536	$7,676	$1,602	$440	$16,254

The Nielsen Company B.V.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We are exposed to market risk, primarily related to foreign exchange and interest rates. We actively monitor these exposures. To manage the volatility relating to these exposures, we historically entered into a variety of derivative financial instruments, mainly interest rate swaps, cross-currency swaps and forward rate agreements. Currently we only employ basic contracts, that is, without options, embedded or otherwise. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings, cash flows and the value of our net investments in subsidiaries resulting from changes in interest rates and foreign currency rates. It is our policy not to trade in financial instruments.

Foreign Currency Exchange Risk

We operate globally, deriving approximately 45% of revenues for the three months ended March 31, 2008 in currencies other than the U.S. Dollar. We predominantly generate revenue and expenses in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure.

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

The table below details the percentage of revenues and expenses by currency for the period from January 1, 2008 to March 31, 2008:

	U.S. Dollars	Euro	Other Currencies
Revenues	55%	15%	30%
Operating costs	54%	17%	29%

Based on the twelve months ended December 31, 2007, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $5 million annually, with an immaterial impact on operating income.

Interest Rate Risk

At March 31, 2008, we had $5,607 million nominal amount of debt under our senior secured credit facilities and our EMTN floating rate notes which are based on a floating rate index. A one percentage point increase in these floating rates would increase our annual interest expense by approximately $56 million. Given our exposure to volatility in floating rates, we evaluated hedging opportunities and entered into hedging transactions in November 2006, January 2007 and February 2008. After giving effect to these interest rate swap agreements, a one percentage point increase in interest rates would increase interest expense by approximately $19 million.

The Nielsen Company B.V.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth in Note 13 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 above.

Item 1A.	Risk Factors

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits
4.1	Fourth Supplemental Indenture, dated as of November 28, 2007, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors as defined therein and Law Debenture Trust Company of New York, as Trustee

4.2	Fifth Supplemental Indenture, dated as of April 9, 2008, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors as defined therein and Law Debenture Trust Company of New York, as Trustee

PART II. OTHER INFORMATION

10.1	Amended and Restated Master Services Agreement by and between Tata America International Corporation & Tata Consultancy Services Limited and ACNielsen (US), Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges

18.1	Preferability Letter Issued by Ernst & Young LLP

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.1	Unaudited Pro Forma Consolidated Statement of Operations for the Year Ended December 31, 2006, as Amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V.

(Registrant)

/s/ David E. Berger
Date: May 14 , 2008	David E. Berger
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer

EXHIBITS

Exhibit Number	Description of Exhibits
4.1	Fourth Supplemental Indenture, dated as of November 28, 2007, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors as defined therein and Law Debenture Trust Company of New York, as Trustee

4.2	Fifth Supplemental Indenture, dated as of April 9, 2008, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors as defined therein and Law Debenture Trust Company of New York, as Trustee

10.1	Amended and Restated Master Services Agreement by and between Tata America International Corporation & Tata Consultancy Services Limited and ACNielsen (US), Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges

18.1	Preferability Letter Issued by Ernst & Young LLP

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.1	Unaudited Pro Forma Consolidated Statement of Operations for the Year Ended December 31, 2006, as Amended