Form 10-Q
period 2008-06-30
Nielsen CO B.V.
filed 2008-08-14
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 258,463,857 shares of the registrant’s Common Stock outstanding as of July 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Nielsen Company B.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	June 30, 2008	December 31, 2007
	(Unaudited)

Assets:
Current assets
Cash and cash equivalents	$403	$399
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $24 and $27 as of June 30, 2008 and December 31, 2007, respectively	980	912
Prepaid expenses and other current assets	178	182

Total current assets	1,561	1,493

Non-current assets
Property, plant and equipment, net	587	559
Goodwill	8,034	7,786
Other intangible assets, net	5,371	5,343
Deferred tax assets	250	235
Other non-current assets	890	838

Total assets	$16,693	$16,254

Liabilities, minority interests and shareholders’ equity:
Current liabilities
Accounts payable and other current liabilities	$983	$1,135
Deferred revenues	504	502
Income tax liabilities	116	100
Current portion of long-term debt, capital lease obligations and short-term borrowings	352	213

Total current liabilities	1,955	1,950

Non-current liabilities
Long-term debt and capital lease obligations	8,360	8,037
Deferred tax liabilities	1,690	1,716
Other non-current liabilities	616	590

Total liabilities	12,621	12,293

Commitments and contingencies (Note 13)

Minority interests	4	4

Shareholders’ equity:
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at June 30, 2008 and December 31, 2007	58	58
Additional paid-in capital	4,331	4,180
Accumulated deficit	(660)	(593)
Accumulated other comprehensive income, net of income taxes	338	311

Total shareholders’ equity	4,068	3,957

Total liabilities, minority interests and shareholders’ equity	$16,693	$16,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2008	2007	2008	2007

Revenues	$1,304	$1,169	$2,518	$2,241

Cost of revenues, exclusive of depreciation and amortization shown separately below	571	522	1,123	1,022
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	430	399	853	785
Depreciation and amortization	125	112	242	223
Restructuring costs	9	36	16	55

Operating income	169	100	284	156

Interest income	5	8	10	16
Interest expense	(160)	(157)	(322)	(313)
Gain on derivative instruments	3	4	33	13
Foreign currency exchange transaction gains/(losses), net	12	(30)	(81)	(34)
Other expense, net	(1)	—	(3)	(2)

Income/(loss) from continuing operations before income taxes, minority interests and equity in net income of affiliates	28	(75)	(79)	(164)

(Provision)/benefit for income taxes	(16)	7	15	20
Minority interests	(1)	2	(1)	2
Equity in net income of affiliates	7	4	1	6

Income/(loss) from continuing operations	18	(62)	(64)	(136)

Discontinued operations, net of tax	(3)	1	(3)	1

Net income/(loss)	$15	$(61)	$(67)	$(135)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(IN MILLIONS)	2008	2007
Operating Activities
Net loss	$(67)	$(135)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Share-based payments expense	13	28
Loss/(gain) on sale of discontinued operations, net of tax	3	(17)
Currency exchange rate differences on financial transactions and other losses	84	36
Gain on derivative instruments	(33)	(13)
Equity in net loss/(income) from affiliates, net of dividends received	5	(1)
Minority interest in net income/(loss) of consolidated subsidiaries	1	(2)
Depreciation and amortization	242	223
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(18)	(40)
Prepaid expenses and other current assets	(7)	(13)
Accounts payable and other current liabilities and deferred revenues	(183)	(39)
Other non-current liabilities	4	(12)
Interest receivable	2	—
Interest payable	64	40
Income taxes	(40)	(67)

Net cash provided by/(used in) operating activities	70	(12)

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(251)	(374)
Proceeds from sale of subsidiaries and affiliates, net	23	389
Additions to property, plant and equipment and other assets	(107)	(66)
Additions to intangible assets	(64)	(47)
Purchases of marketable securities	—	(31)
Sale and maturities of marketable securities	—	166
Other investing activities	(4)	(4)

Net cash (used in)/provided by investing activities	(403)	33

Financing Activities
Net borrowings from revolving credit facility	185	115
Proceeds from issuances of other debt, net of issuance costs	217	92
Repayments of other debt	(160)	(359)
Increase/(decrease) in other short-term borrowings	13	(4)
Valcon capital contribution	72	—
Activity under stock plans	—	(3)
Settlement of derivatives and other financing activities	(3)	—

Net cash provided by/(used in) financing activities	324	(159)

Effect of exchange-rate changes on cash and cash equivalents	13	21

Net increase/(decrease) in cash and cash equivalents	4	(117)

Cash and cash equivalents at beginning of period	399	631

Cash and cash equivalents at end of period	$403	$514

Supplemental Cash Flow Information
Cash paid for income taxes	$25	$47
Cash paid for interest, net of amounts capitalized	$258	$273

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

On May 24, 2006, Nielsen was acquired through a tender offer to shareholders by Valcon Acquisition B.V. (“Valcon”), an entity formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, the “Sponsors”) and held 99.4% of Nielsen’s outstanding common shares as of December 31, 2007. In May 2008, Valcon acquired the remaining Nielsen common shares through a statutory squeeze-out procedure, pursuant to Dutch legal and regulatory requirements and therefore held 100% of the Company’s outstanding common shares as of June 30, 2008. Valcon also acquired 100% of the preferred B shares in the period from May 24, 2006 to December 31, 2006 which were subsequently canceled. The common and preferred shares were delisted from the Euronext Amsterdam on July 11, 2006. Nielsen became a subsidiary of Valcon upon the consummation of the acquisition by Valcon (the “Valcon Acquisition”).

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

(IN MILLIONS)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments in mutual funds (1)	$2	$2	$—	$—
Plan assets for deferred compensation (2)	16	16	—	—
Investments in equity securities (3)	26	26	—	—
Currency swap arrangements (4)	58	—	58	—

Total	$102	$44	$58	$—

Liabilities:
Interest rate swap arrangements (4)	$80	—	$80	$—
Currency swap arrangements (4)	83	—	83	—
Deferred compensation liabilities (5)	16	16	—	—

Total	$179	$16	$163	$—

(1)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.
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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and therefore the Company will be required to provide such disclosures beginning with the interim period ended March 31, 2009.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3 (FSP FAS 142-3) “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets,” to include an entity’s historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be “substantial cost or material modifications.” FSP FAS 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The aforementioned guidance for determining the useful life of intangible assets will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. Nielsen does not expect FSP FAS 142-3 to have a material impact on its consolidated financial statements.

3. Acquisitions and Investments in Affiliates

On May 15, 2008, the Company completed the acquisition of IAG Research, Inc, subsequently rebranded as Nielsen IAG (“IAG”), for $222 million (including non-cash consideration of $1 million), which is net of $12 million of cash acquired. The acquisition will expand the Company’s television and internet analytics services through IAG’s measurement of consumer engagement with television programs, national commercials and product placements. The Company’s preliminary allocation of the total purchase price resulted in an increase to goodwill of $220 million. Nielsen does not expect that any change in allocation of purchase price resulting from the final valuation will have a material impact on its consolidated financial statements.

For the six months ended June 30, 2008, Nielsen paid cash consideration of $30 million associated with other acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, Nielsen recorded deferred consideration of $13 million, which is payable through January 2009. Had IAG and the other acquisitions occurred as of January 1, 2008, the impact on Nielsen’s consolidated results of operations would have been immaterial.

For the six months ended June 30, 2007, Nielsen completed several acquisitions with an aggregate consideration, net of cash acquired, of $384 million and deferred consideration up to a maximum of $1 million, contingent on future performance. The Company’s preliminary allocation of the total purchase price for these acquisitions resulted in an increase to goodwill of $277 million and, in the second quarter of 2008, the Company finalized its valuation of these acquisitions resulting in an allocation to intangible assets and a reduction of goodwill of $29 million, net of tax. The most significant acquisitions were the purchase of the remaining minority interest of Nielsen BuzzMetrics ($47 million), on June 4, 2007 and the purchase of the remaining minority interest of Nielsen//NetRatings ($328 million, including $33 million to settle all outstanding share-based awards), on June 22, 2007. Had these acquisitions occurred as of January 1, 2007, the impact on Nielsen’s consolidated results of operations would have been immaterial. Prior to these acquisitions both Nielsen//NetRatings and Nielsen BuzzMetrics were consolidated subsidiaries of Nielsen up to the ownership interest.

4. Business Divestitures

During the six months ended June 30, 2008, the Company received $23 million in net proceeds associated with two divestitures within its Business Media segment and the final settlement of the sale of its Directories segment to World Directories. The impact of these transactions on our consolidated statement of operations was immaterial for all periods presented.

Business Media Europe

On February 8, 2007, Nielsen completed the sale of a significant portion of its Business Media Europe (BME) unit for $414 million in cash. During the three and six months ended June 30, 2008, Nielsen recorded a charge of $3 million relating to the settlement of outstanding litigation associated with the disposed of unit. During the three and six months ended June 30, 2007, Nielsen recorded a gain on sale of discontinued operations of $3 million, related to a pension curtailment gain, and $17 million, respectively. The gain for the six months ended June 30, 2007 includes $14 million for BME’s previously recognized currency translation adjustments from the date of the Valcon Acquisition to the date of sale. No other material gain was recognized on the sale because the sales price approximated the carrying value.

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2008	2007	2008	2007
Revenues	$—	$—	$—	$18
Operating loss	—	(2)	—	(18)
Loss before income taxes	—	(2)	—	(20)
Income tax benefit	—	—	—	4

Net loss	—	(2)	—	(16)
(Loss)/gain on sale, net of tax	(3)	3	(3)	17

(Loss)/income from discontinued operations	$(3)	$1	$(3)	$1

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2008.

(IN MILLIONS)	Consumer Services	Media	Business Media	Total
Balance, December 31, 2007	$2,919	$3,894	$973	$7,786

Acquisitions and purchase price adjustments	—	192	(1)	191
Effect of foreign currency translation	57	—	—	57

Balance, June 30, 2008	$2,976	$4,086	$972	$8,034

At June 30, 2008, $410 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
(IN MILLIONS)	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Indefinite-lived intangibles:
Trade names and trademarks	$2,037	$2,011	$—	$—

Amortized intangibles:
Trade names and trademarks	155	155	(12)	(9)
Customer-related intangibles	3,056	3,008	(326)	(252)
Covenants-not-to-compete	29	28	(24)	(22)
Computer software	667	566	(239)	(162)
Patents and other	36	25	(8)	(5)

Total	$5,980	$5,793	$(609)	$(450)

Amortization expense for the three months ended June 30, 2008 and 2007 was $77 million and $68 million, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 was $148 million and $136 million, respectively.

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

6. Restructuring Activities

During 2008 and prior periods, Nielsen initiated restructuring plans that primarily resulted in the involuntary termination of certain employees. A summary of the changes in the accrual balance for restructuring activities and a discussion of each of Nielsen’s restructuring plans is provided below:

(IN MILLIONS)	Transformation Initiative	Other	Total
Balance at December 31, 2007	$95	$4	$99

Charges	16	—	16
Payments	(54)	(1)	(55)
Other non-cash charges	(1)	—	(1)
Effect of foreign currency translation	2	—	2

Balance at June 30, 2008	$58	$3	$61

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

Nielsen incurred $9 million in severance costs and other non-cash charges relating to employee terminations for the three months ended June 30, 2008. Nielsen incurred $24 million in severance costs and $12 million in consulting fees and other costs, related to the review of corporate functions and outsourcing opportunities for the three months ended June 30, 2007.

Nielsen incurred $16 million in severance costs and other non-cash charges relating to employee terminations for the six months ended June 30, 2008. Nielsen incurred $34 million in severance costs and $21 million in consulting fees and other costs related to the review of corporate functions and outsourcing opportunities for the six months ended June 30, 2007. Consulting fees and related costs have been or will be recorded at the time the obligation is incurred. All severance and consulting fees have been or will be settled in cash.

7. Pensions and Other Post-Retirement Benefits

The following table provides the Company’s expense associated with pension benefits.

	Net Periodic Pension Cost/(Benefit)
	The Netherlands	United States	Other	Total
(IN MILLIONS)

Three months ended June 30, 2008

Service cost	$1	$—	$3	$4
Interest cost	9	5	7	21
Expected return on plan assets	(12)	(5)	(7)	(24)
Amortization of (gain) / loss	—	—	(1)	(1)
Curtailment loss	—	1	—	1

Net periodic pension cost/(benefit)	$(2)	$1	$2	$1

Six months ended June 30, 2008

Service cost	$2	$—	$6	$8
Interest cost	18	8	14	40
Expected return on plan assets	(23)	(8)	(14)	(45)
Amortization of (gain) / loss	—	—	(1)	(1)
Curtailment loss	—	1	—	1

Net periodic pension cost/(benefit)	$(3)	$1	$5	$3

Three months ended June 30, 2007

Service cost	$2	$—	$4	$6
Interest cost	7	4	6	17
Expected return on plan assets	(9)	(4)	(6)	(19)

Net periodic pension cost	$—	$—	$4	$4

Six months ended June 30, 2007

Service cost	$3	$—	$8	$11
Interest cost	13	7	12	32
Expected return on plan assets	(17)	(7)	(12)	(36)

Net periodic pension cost/(benefit)	$(1)	$—	$8	$7

The net periodic benefit cost for other post-retirement benefits was insignificant for both the three and six months ended June 30, 2008 and 2007.

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of June 30, 2008.

	June 30, 2008		December 31, 2007
(IN MILLIONS)	Weighted Interest Rate	Carrying Amount	Weighted Interest Rate	Carrying Amount
$4,525 million senior secured term loan (LIBOR based variable rate of 4.73%) due 2013		$4,448		$4,471
EUR 546 million senior secured term loan (EURIBOR based variable rate of 6.46%) due 2013		859		797
$688 million senior secured revolving credit facility (EURIBOR or LIBOR based variable rate of 4.60%) due 2012		195		10

Total senior secured credit facilities (with weighted average interest rate)	5.18%	5,502	7.44%	5,278

$1,070 million 12.50% senior subordinated discount debenture loan due 2016		738		695
$870 million 10.00% senior debenture loan due 2014		869		650
EUR 343 million 11.125% senior discount debenture loan due 2016		388		340
EUR 150 million 9.00% senior debenture loan due 2014		236		219
GBP 250 million 5.625% debenture loan (EMTN) due 2010 or 2017 (effective rate 5.76%)		499		497
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 6.26%) due 2010		79		73
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 6.24%) due 2012		79		73
EUR 30 million 6.75% private placement debenture loan (EMTN) due 2012		50		46
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011 (effective rate 2.68%)		39		37

Total debenture loans (with weighted average interest rate)	10.42%	2,977	10.31%	2,630

Other loans	5.48%	7	4.37%	59

Total long-term debt		8,486		7,967

Capital lease obligations		126		130
Short-term debt		3		78
Bank overdrafts		97		75

Total debt and other financing arrangements		8,712		8,250
Less: Current portion of long-term debt, capital lease obligations and other short-term borrowings		352		213

Non-current portion of long-term debt and capital lease obligations		$8,360		$8,037

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For July 1, 2008 to December 31, 2008	$218
2009	54
2010	623
2011	84
2012	174
2013	5,104
Thereafter	2,229

$8,486

On April 16, 2008, Nielsen Finance LLC and Nielsen Finance Co., the Company’s subsidiaries, consummated a private offering of $220 million aggregate principal amount of their 10% Senior Notes due 2014 (“the Notes”). The net proceeds of the private offering were used to finance the Company’s acquisition of IAG and to pay related fees and expenses. The Notes were subsequently registered in July 2008.

9. Comprehensive Income/(Loss)

The following table sets forth the components of comprehensive income/(loss), net of income tax:

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2008	2007	2008	2007
Net income/(loss)	$15	$(61)	$(67)	$(135)
Other comprehensive income/(loss), net of tax
Unrealized gains/(losses) on:
Currency translation adjustments	50	121	21	125
Available-for-sale securities	—	(1)	3	1
Changes in the fair value of cash flow hedges	50	24	3	12
Pension liability	—	1	—	2

Total other comprehensive income	100	145	27	140

Total comprehensive income/(loss)	$115	$84	$(40)	$5

10. Share-Based Compensation

Under the Company’s Equity Participation Plan, Valcon Acquisition Holding B.V. (“Dutch Holdco”), the direct parent of Valcon, granted 1,014,325 performance and 1,014,325 time-based awards and 1,524,600 performance and 1,524,600 time-based awards to certain key employees of the Company during the three months ended June 30, 2008 and June 30, 2007, respectively. During the six months ended June 30, 2008 and June 30, 2007, Dutch Holdco granted 1,289,325 performance and 1,289,325 time-based awards and 7,248,850 performance and 7,248,850 time-based awards, respectively.

As of June 30, 2008 the total number of shares authorized for award of options or other equity-based awards was 35,030,000. The 2008 time-based awards become exercisable over a vesting period tied to the executives’ continuing employment as follows: 25% on December 31, 2008 and 25% on the last day of each of the next three calendar years. The 2008 performance options are tied to the executives’ continued employment and become vested and exercisable based on the achievement of certain annual Earnings Before Interest, Taxes and Depreciation and Amortization (“EBITDA”) targets over a four-year vesting period. If the annual EBITDA targets are achieved on a cumulative basis for any current year and prior years, the options become vested as to a pro-rata portion for any prior year’s installments which were not vested because of failure to achieve the applicable annual EBITDA target. Both option tranches expire ten years from date of grant. Upon a change in control, any then-unvested time-based options will fully vest and any then-unvested performance options can vest, subject to certain conditions.

The options granted during the three months ended June 30, 2008 have exercise prices of $11.00 and $22.00 per share and weighted average grant date fair values of $3.22 and $0.95, respectively. For the six months ended June 30, 2008, the options granted have weighted average grant date fair values of $3.32 and $1.10, respectively.

For the three and six months ended June 30, 2008, Nielsen recognized $7 million and $13 million of compensation expense, respectively. For the three and six months ended June 30, 2007, Nielsen recognized $9 million and $18 million of compensation expense, respectively.

In 2007, certain subsidiaries of the Company maintained share-based award plans. For its subsidiary Nielsen//NetRatings, Nielsen recognized $5 million (primarily acceleration of expenses related to the unvested portion of these awards) in share-based compensation expense for the three months ended June 30, 2007 and $6 million for the six months ended June 30, 2007. For the three and six months ended June 30, 2007, Nielsen also recognized a charge of $1 million and $4 million, respectively for its subsidiary Nielsen Buzz Metrics. There are no subsidiary stock based compensation plans in place during 2008.

Acquisition of IAG

On May 15, 2008, Nielsen completed the acquisition of IAG and concurrently provided 382,216 replacement awards under Nielsen’s existing Equity Participation Plan. The replacement awards granted on May 15, 2008, have exercise prices of $2.75 and a weighted average grant date fair value of $8.25. All replacement awards are vested under identical terms applicable to the acquired entity, IAG Research, Inc., for which they were exchanged, and the fair values of such awards which were vested were allocated as part of the preliminary purchase price allocation.

11. Income Taxes

Nielsen operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

The effective tax rates for the three months ended June 30, 2008 and 2007 were 57% and 9% (benefit) respectively. The effective tax rates for the six months ended June 30, 2008 and 2007 were 19% (benefit) and 12% (benefit) respectively. The effective tax rate for the three months ended June 30, 2008 was higher than the statutory rate primarily due to foreign withholding tax and unfavorable audit settlements in foreign jurisdictions that occurred in the quarter.

The effective tax benefit rate for the six months ended June 30, 2008 was lower than the statutory rate primarily due to interest on the tax accruals, state and foreign withholding taxes, audit settlements and certain non-deductible charges, which are partially offset by the impact of the tax rate differences in other jurisdictions where the Company files tax returns. The effective tax rates for the three and six months ended June 30, 2007 were lower than the Dutch statutory rate as a result of a valuation allowance on foreign tax credits.

Liabilities for unrecognized income tax benefits totaled $189 million and $195 million as of June 30, 2008 and December 31, 2007, respectively.

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

12. Related Party Transactions

The Company recorded $3 million and $6 million in selling, general and administrative expenses related to Sponsor management fees, travel and consulting for both the three and six months ended June 30, 2008 and June 30, 2007, respectively.

During the second quarter of 2008, Nielsen repaid all previously outstanding loans with both Valcon and Dutch Holdco. A portion of the repayments was used by Valcon to acquire the remaining outstanding Nielsen common shares through a statutory squeeze-out procedure, pursuant to Dutch legal and regulatory requirements.

At June 30, 2008, short-term debt included $3 million payable to Dutch Holdco. The Company recorded $1 million in interest expense from loans with related parties for the both the three months ended June 30, 2008 and June 30, 2007. The Company recorded $2 million in interest expense from loans with related parties for both the six months ended June 30, 2008 and June 30, 2007.

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

During the fourth quarter of 2007, to conform to a change in presentation reflected in management reporting, Nielsen reclassified its Claritas business from Consumer Services to the Media segment. The business segment results for the three and six months ended June 30, 2007 have been reclassified for comparison purposes.

Information with respect to the operations of each Nielsen business segment for the three and six months ended June 30, 2008 and 2007, as well as total assets for each business segment as of June 30, 2008 and December 31, 2007, are set forth below based on the nature of the products and services offered and geographic areas of operations.

Three months ended June 30, 2008 and June 30, 2007

(IN MILLIONS)	Consumer Services	Media	Business Media	Corporate	Total
2008
Revenues	$746	$426	$131	$1	$1,304
Depreciation and amortization	$42	$64	$10	$9	$125
Restructuring costs	$5	$2	$1	$1	$9
Share-Based Compensation	$1	$2	$1	$3	$7
Operating income	$83	$77	$33	$(24)	$169

Total assets as of June 30, 2008	$6,724	$7,856	$1,563	$550	$16,693

2007
Revenues	$655	$376	$139	$(1)	$1,169
Depreciation and amortization	$43	$54	$12	$3	$112
Restructuring costs	$21	$5	$1	$9	$36
Share-Based Compensation	$1	$9	$1	$5	$16
Operating income	$52	$47	$27	$(26)	$100

Total assets as of December 31, 2007	$6,536	$7,676	$1,602	$440	$16,254

Six months ended June 30, 2008 and June 30, 2007

(IN MILLIONS)	Consumer Services	Media	Business Media	Corporate	Total
2008
Revenues	$1,426	$840	$253	$(1)	$2,518
Depreciation and amortization	$85	$123	$20	$14	$242
Restructuring costs	$9	$3	$1	$3	$16
Share-Based Compensation	$3	$4	$1	$5	$13
Operating income	$127	$144	$60	$(47)	$284

2007
Revenues	$1,241	$740	$261	$(1)	$2,241
Depreciation and amortization	$83	$111	$24	$5	$223
Restructuring costs	$27	$5	$3	$20	$55
Share-Based Compensation	$3	$15	$2	$8	$28
Operating income	$75	$91	$50	$(60)	$156

15. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the consolidating balance sheet as of June 30, 2008 and December 31, 2007 and consolidating statements of operations and cash flows for the three and six months ended June 30, 2008 and 2007. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU Holdings B.V., VNU International B.V., VNU Services B.V., ACN Holdings, Inc., The Nielsen Company (US) Inc. and the wholly-owned subsidiaries thereof, including the wholly owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen, Inc., in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are The Nielsen Company B.V. and the subsidiary issuers, Nielsen Finance LLC and Nielsen Finance Co., both wholly owned subsidiaries of the Company.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Condensed Consolidated Balance Sheet (Unaudited)

June 30, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$2	$—	$66	$335	$—	$403
Trade and other receivables, net	—	—	390	590	—	980
Prepaid expenses and other current assets	6	17	81	74	—	178
Intercompany receivables	382	107	448	384	(1,321)	—

Total current assets	390	124	985	1,383	(1,321)	1,561

Non-current assets
Property, plant and equipment, net	—	—	366	221	—	587
Goodwill	—	—	5,855	2,179	—	8,034
Other intangible assets, net	—	—	3,912	1,459	—	5,371
Deferred tax assets	3	27	132	88	—	250
Other non-current assets	19	151	532	188	—	890
Equity investment in subsidiaries	4,051	—	4,362	—	(8,413)	—
Intercompany loans	791	6,908	1,099	1,768	(10,566)	—

Total assets	$5,254	$7,210	$17,243	$7,286	$(20,300)	$16,693

Liabilities, minority interests and shareholders’ equity:
Current liabilities
Accounts payable and other current liabilities	$6	$84	$339	$554	$—	$983
Deferred revenues	—	—	300	204	—	504
Income tax liabilities	—	—	74	42	—	116
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	45	297	10	—	352
Intercompany payables	5	166	827	323	(1,321)	—

Total current liabilities	11	295	1,837	1,133	(1,321)	1,955

Non-current liabilities
Long-term debt and capital lease obligations	1,134	7,105	100	21	—	8,360
Deferred tax liabilities	—	—	1,504	186	—	1,690
Intercompany loans	—	—	9,467	1,099	(10,566)	—
Other non-current liabilities	41	71	284	220	—	616

Total liabilities	1,186	7,471	13,192	2,659	(11,887)	12,621

Minority interests	—	—	—	4	—	4

Total shareholders’ equity	4,068	(261)	4,051	4,623	(8,413)	4,068

Total liabilities, minority interests and shareholders’ equity	$5,254	$7,210	$17,243	$7,286	$(20,300)	$16,693

The Nielsen Company B.V.

Condensed Consolidated Balance Sheet

December 31, 2007

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$65	$333	$—	$399
Trade and other receivables, net	—	—	441	471	—	912
Prepaid expenses and other current assets	32	15	75	60	—	182
Intercompany receivables	430	109	338	315	(1,192)	—

Total current assets	463	124	919	1,179	(1,192)	1,493

Non-current assets
Property, plant and equipment, net	—	—	332	227	—	559
Goodwill	—	—	5,650	2,136	—	7,786
Other intangible assets, net	—	—	3,908	1,435	—	5,343
Deferred tax assets	3	33	116	83	—	235
Other non-current assets	20	130	515	173	—	838
Equity investment in subsidiaries	3,982	—	4,069	—	(8,051)	—
Intercompany loans	722	6,669	992	1,958	(10,341)	—

Total assets	$5,190	$6,956	$16,501	$7,191	$(19,584)	$16,254

Liabilities, minority interests and shareholders’ equity:
Current liabilities
Accounts payable and other current liabilities	$83	$77	$416	$559	$—	$1,135
Deferred revenues	—	—	322	180	—	502
Income tax liabilities	—	—	62	38	—	100
Current portion of long-term debt, capital lease obligations and short-term borrowings	6	45	132	30	—	213
Intercompany payables	41	150	841	160	(1,192)	—

Total current liabilities	130	272	1,773	967	(1,192)	1,950

Non-current liabilities
Long-term debt and capital lease obligations	1,066	6,787	155	29	—	8,037
Deferred tax liabilities	—	—	1,530	186	—	1,716
Intercompany loans	—	—	8,810	1,531	(10,341)	—
Other non-current liabilities	37	82	251	220	—	590

Total liabilities	1,233	7,141	12,519	2,933	(11,533)	12,293

Minority interests	—	—	—	4	—	4

Total shareholders’ equity	3,957	(185)	3,982	4,254	(8,051)	3,957

Total liabilities, minority interests and shareholders’ equity	$5,190	$6,956	$16,501	$7,191	$(19,584)	$16,254

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the three months ended June 30, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$678	$629	$(3)	$1,304

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	273	301	(3)	571
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	226	204	—	430
Depreciation and amortization	—	—	95	30	—	125
Restructuring costs	—	—	5	4	—	9

Operating income	—	—	79	90	—	169

Interest income	12	112	22	23	(164)	5
Interest expense	(20)	(133)	(149)	(22)	164	(160)
(Loss)/gain on derivative instruments	—	(1)	4	—	—	3
Foreign currency exchange transaction gains, net	—	4	—	8	—	12
Equity in net income/(loss) of subsidiaries	21	—	39	—	(60)	—
Other income/(expense), net	—	—	16	(17)	—	(1)

Income/(loss) from continuing operations before income taxes, minority interests and equity in net income of affiliates	13	(18)	11	82	(60)	28

Benefit/(provision) for income taxes	2	9	7	(34)	—	(16)
Minority interests	—	—	—	(1)	—	(1)
Equity in net income of affiliates	—	—	3	4	—	7

Income/(loss) from continuing operations	15	(9)	21	51	(60)	18

Discontinued operations, net of tax	—	—	—	(3)	—	(3)

Net income/(loss)	$15	$(9)	$21	$48	$(60)	$15

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the three months ended June 30, 2007

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$634	$537	$(2)	$1,169

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	271	253	(2)	522
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	197	202	—	399
Depreciation and amortization	—	—	87	25	—	112
Restructuring costs	—	—	16	20	—	36

Operating income	—	—	63	37	—	100

Interest income	11	127	11	24	(165)	8
Interest expense	(18)	(132)	(161)	(11)	165	(157)
Gain on derivative instruments	—	3	1	—	—	4
Foreign currency exchange transaction (losses), net	—	(9)	(14)	(7)	—	(30)
Equity in net (loss)/income of subsidiaries	(56)	—	7	—	49	—
Other (expense)/income, net	—	(3)	13	(10)	—	—

(Loss)/income from continuing operations before income taxes, minority interests and equity in net income of affiliates	(63)	(14)	(80)	33	49	(75)
Benefit/(provision) for income taxes	2	4	21	(20)	—	7
Minority interests	—	—	—	2	—	2
Equity in net income of affiliates	—	—	3	1	—	4

(Loss)/income from continuing operations	(61)	(10)	(56)	16	49	(62)

Discontinued operations, net of tax	—	—	—	1	—	1

Net (loss)/income	$(61)	$(10)	$(56)	$17	$49	$(61)

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the six months ended June 30, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,330	$1,193	$(5)	$2,518

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	555	573	(5)	1,123
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	453	400	—	853
Depreciation and amortization	—	—	183	59	—	242
Restructuring costs	—	—	3	13	—	16

Operating income	—	—	136	148	—	284

Interest income	22	235	37	48	(332)	10
Interest expense	(40)	(269)	(308)	(37)	332	(322)
Gain on derivative instruments	—	23	10	—	—	33
Foreign currency exchange transaction (losses)/gains, net	—	(80)	(4)	3	—	(81)
Equity in net (loss)/income of subsidiaries	(54)	—	34	—	20	—
Other income/(expense), net	1	—	11	(15)	—	(3)

(Loss)/income from continuing operations before income taxes and minority interests	(71)	(91)	(84)	147	20	(79)

Benefit/(provision) for income taxes	4	31	33	(53)	—	15
Minority interests	—	—	—	(1)	—	(1)
Equity in net (loss)/income of affiliates	—	—	(3)	4	—	1

(Loss)/income from continuing operations	(67)	(60)	(54)	97	20	(64)

Discontinued operations, net of tax	—	—	—	(3)	—	(3)

Net (loss)/income	$(67)	$(60)	$(54)	$94	$20	$(67)

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the six months ended June 30, 2007

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,231	$1,015	$(5)	$2,241

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	531	496	(5)	1,022
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	403	382	—	785
Depreciation and amortization	—	—	171	52	—	223
Restructuring costs	—	—	33	22	—	55

Operating income	—	—	93	63	—	156

Interest income	23	260	20	43	(330)	16
Interest expense	(36)	(269)	(318)	(20)	330	(313)
Gain on derivative instruments	—	10	3	—	—	13
Foreign currency exchange transaction losses, net	(3)	(12)	(12)	(7)	—	(34)
Equity in net (loss)/income of subsidiaries	(120)	—	26	—	94	—
Other (expense)/income, net	(4)	(3)	21	(16)	—	(2)

(Loss)/income from continuing operations before income taxes, minority interests and equity in net income of affiliates	(140)	(14)	(167)	63	94	(164)

Benefit/(provision) for income taxes	5	4	46	(35)	—	20
Minority interests	—	—	—	2	—	2
Equity in net income of affiliates	—	—	1	5	—	6

(Loss)/income from continuing operations	(135)	(10)	(120)	35	94	(136)

Discontinued operations, net of tax	—	—	—	1	—	1

Net (loss)/income	$(135)	$(10)	$(120)	$36	$94	$(135)

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by operating activities	$34	$28	$6	$2	$70

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(251)	—	(251)
Proceeds from sale of subsidiaries and affiliates, net	—	—	14	9	23
Additions to property, plant and equipment and other assets	—	—	(91)	(16)	(107)
Additions to intangible assets	—	—	(57)	(7)	(64)
Other investing activities	—	—	(4)	—	(4)

Net cash used in investing activities	—	—	(389)	(14)	(403)

Financing activities:
Net borrowings from revolving credit facility	—	—	185	—	185
Proceeds from issuances of other debt, net of issuance costs	—	213	3	1	217
Repayments of other debt	—	(23)	(137)	—	(160)
(Decrease)/increase in other short-term borrowings	(6)	—	41	(22)	13
Valcon capital contribution	72	—	—	—	72
Settlement of derivatives, intercompany and other financing activities	(99)	(218)	292	22	(3)

Net cash (used in)/provided by financing activities	(33)	(28)	384	1	324

Effect of exchange-rate changes on cash and cash equivalents	—	—	—	13	13

Net increase in cash and cash equivalents	1	—	1	2	4

Cash and cash equivalents at beginning of period	1	—	65	333	399

Cash and cash equivalents at end of period	$2	$—	$66	$335	$403

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2007

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(4)	$37	$(74)	$29	$(12)

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(6)	(368)	(374)
Proceeds from sale of subsidiaries and affiliates, net	—	—	—	389	389
Additions to property, plant and equipment and other assets	—	—	(37)	(29)	(66)
Additions to intangible assets	—	—	(38)	(9)	(47)
Purchases of marketable securities	—	—	—	(31)	(31)
Sale and maturities of marketable securities	—	—	—	166	166
Other investing activities	—	—	(8)	4	(4)

Net cash (used in)/provided by investing activities	—	—	(89)	122	33

Financing activities:
Net borrowings from revolving credit facility	—	—	115	—	115
Proceeds from issuances of other debt, net of issuance costs	—	—	92	—	92
Repayments of other debt	—	(349)	(8)	(2)	(359)
Increase/(decrease) in other short-term borrowings	4	—	(20)	12	(4)
Activity under stock plans	—	—	—	(3)	(3)
Settlement of derivatives, intercompany and other financing activities	—	312	(136)	(176)	—

Net cash provided by/(used in) financing activities	4	(37)	43	(169)	(159)

Effect of exchange-rate changes on cash and cash equivalents	—	—	7	14	21

Net decrease in cash and cash equivalents	—	—	(113)	(4)	(117)

Cash and cash equivalents at beginning of period	4	—	211	416	631

Cash and cash equivalents at end of period	$4	$—	$98	$412	$514

The Nielsen Company B.V.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business Segments

Our Consumer Services segment provides critical consumer behavior information and analysis primarily to businesses in the consumer packaged goods industry. We are a global leader in retail measurement services and consumer household panel data. Our extensive database of retail and consumer information, combined with analytical capabilities, yields valuable strategic insights and information that influence our client’s critical business decisions such as enhancing brand management strategies, developing and launching new products, identifying new marketing opportunities and improving marketing return on investment.

Our Media segment provides measurement information for multiple media platforms, including broadcast and cable television, motion pictures, music, print, the internet and mobile telephones. We are the industry leader in U.S. television measurement, and our measurement data is widely accepted as the “currency” in determining the value of programming and advertising opportunities on U.S. television. During 2007, to conform to a change in presentation reflected in management reporting, we reclassified our Claritas business from Consumer Services to the Media segment.

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

Our revenue is highly diversified by business segment, geography, and client. For the six months ended June 30, 2008, 57% of our revenues were generated from our Consumer Services segment, 33% from our Media segment and the remaining 10% from our Business Media segment. We conduct our business activities in more than 100 countries. For the six months ended June 30, 2008, 53% of our revenues were generated in the U.S., 10% in the Americas excluding the U.S., 27% in Europe, the Middle East and Africa, and the remaining 10% in the Asia Pacific.

Valcon Acquisition

On May 24, 2006, Nielsen was acquired through a tender offer to shareholders by Valcon Acquisition B.V. (“Valcon”), an entity formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, the “Sponsors”), which held 99.4% of Nielsen’s outstanding common shares as of December 31, 2007. In May 2008, Valcon acquired the remaining Nielsen common shares through a statutory squeeze-out procedure, pursuant to Dutch legal and regulatory requirements and therefore held 100% of Nielsen’s outstanding common shares as of June 30, 2008. Valcon also acquired 100% of the Company’s preferred B shares in the period from May 24, 2006 to December 31, 2006 which were subsequently canceled. The common and preferred shares were delisted from the Euronext Amsterdam on July 11, 2006. Nielsen became a subsidiary of Valcon upon the consummation of the acquisition by Valcon (“Valcon Acquisition”).

Factors Affecting Our Financial Results

Foreign Currency

Our financial results are reported in U.S. Dollars and are therefore subject to the impact of movements in exchange rates on the translation of the financial information of individual businesses whose functional currencies are other than U.S. Dollars. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results. Nearly half of our total revenue is generated by international operations with the Euro being the largest individual currency denomination. Approximately 16% and 14% of our revenue was denominated in Euro for the six months ended June 30, 2008 and June 30, 2007, respectively with an average U.S. Dollar to Euro exchange rate of $1.54 to €1.00 for the six months ended June 30, 2008 and $1.33 to €1.00 for the six months ended June 30, 2007.

Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

Acquisitions and Investments in Affiliates

On May 15, 2008, we completed the acquisition of IAG Research, Inc, subsequently rebranded as Nielsen IAG (“IAG”), for $222 million (including non-cash consideration of $1 million), which is net of $12 million of cash acquired. The acquisition will expand our television and internet analytics services through IAG’s measurement of consumer engagement with television programs, national commercials and product placements. Our preliminary allocation of the total purchase price resulted in an increase to goodwill of $220 million. We do not expect that any change in allocation of purchase price resulting from the final valuation will have a material impact on our consolidated financial statements.

For the six months ended June 30, 2008, we paid cash consideration of $30 million associated with other acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, we recorded deferred consideration of $13 million, which is payable through January 2009. Had IAG and the other acquisitions occurred as of January 1, 2008, the impact on our consolidated results of operations would have been immaterial.

For the six months ended June 30, 2007, we completed several acquisitions with an aggregate consideration, net of cash acquired, of $384 million and deferred consideration up to a maximum of $1 million, contingent on future performance. The Company’s preliminary allocation of the total purchase price resulted in an increase to goodwill of $277 million as a result of these acquisitions and, in the second quarter of 2008, we finalized our valuation resulting in an allocation to intangible assets and a reduction of goodwill of $29 million, net of tax. The most significant acquisitions were the purchase of the remaining minority interest of Nielsen BuzzMetrics ($47 million), on June 4, 2007, and the purchase of the remaining minority interest of Nielsen//NetRatings ($328 million, including $33 million to settle all outstanding share-based awards), on June 22, 2007. Had these acquisitions occurred as of January 1, 2007, the impact on our consolidated results of operations would have been immaterial. Prior to these acquisitions both Nielsen//NetRatings and Nielsen BuzzMetrics were consolidated subsidiaries of Nielsen up to the ownership interest.

Divestitures

During the six months ended June 30, 2008, we received $23 million in net proceeds associated with two divestitures within our Business Media segment and the final settlement of the sale of our Directories segment to World Directories. The impact of these transactions on our consolidated statement of operations was immaterial for all periods presented.

Business Media Europe

On February 8, 2007, we completed the sale of a significant portion of our Business Media Europe (BME) unit for $414 million in cash. During the six months ended June 30, 2008, we recorded a charge of $3 million relating to the settlement of outstanding litigation associated with the disposed of unit. During the six months ended June 30, 2007, we recorded a gain on sale of discontinued operations of $17 million. The gain for the six months ended June 30, 2007 includes $14 million for BME’s previously recognized currency translation adjustments from the date of the Valcon Acquisition to the date of sale. No other material gain was recognized on the sale because the sales price approximated the carrying value.

Elimination of International Reporting Lag

Prior to January 1, 2008, certain of our subsidiaries outside the United States and Canada were included in the consolidated financial statements on the basis of fiscal years ending November 30th in order to facilitate a timely consolidation. This one-month reporting lag was eliminated during the first quarter of 2008 as it was no longer required to achieve a timely consolidation. In accordance with EITF No. 06-9, “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee,” the elimination of this previously existing reporting lag is considered a change in accounting principle in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections.” We have not retrospectively applied the change in accounting since its impact to the consolidated balance sheets and related statements of operations and cash flows was immaterial for all periods.

Results of Operations—Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Six Months Ended June 30, (unaudited)
(IN MILLIONS)	2008	2007
Revenues	$2,518	$2,241

Cost of revenues, exclusive of depreciation and amortization shown separately below	1,123	1,022
Selling, general and administrative expenses exclusive of depreciation and amortization shown separately below	853	785
Depreciation and amortization	242	223
Restructuring costs	16	55

Operating income	284	156

Interest income	10	16
Interest expense	(322)	(313)
Gain on derivative instruments	33	13
Foreign currency exchange transaction losses, net	(81)	(34)
Other expense, net	(3)	(2)

Loss from continuing operations, before income taxes, minority interests and equity in net income of affiliates	(79)	(164)
Benefit for income taxes	15	20
Minority interests	(1)	2
Equity in net income of affiliates	1	6

Loss from continuing operations	$(64)	$(136)

The following table sets forth certain supplemental revenue growth data for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, both on an as reported and constant currency basis. Our discussion of constant currency percentage changes removes both the positive and negative impacts of foreign exchange on our operating results:

	Six Months Ended June 30, (unaudited)		% Variance 2008 vs. 2007
(IN MILLIONS)	2008	2007	Reported	Constant Currency
Revenues by segment
Consumer Services	$1,426	$1,241	14.9%	6.3%
Media	840	740	13.5%	12.4%
Business Media	253	261	(3.0)%	(3.5)%
Corporate and eliminations	(1)	(1)	NM	NM

Total	$2,518	$2,241	12.3%	7.1%

Consumer Services revenues by service
Retail Measurement Services	$981	$848	15.7%	6.0%
Consumer Panel Services	150	139	7.9%	2.9%
Customized Research Services	147	125	17.4%	8.8%
Other Services	148	129	15.5%	9.7%

Total	$1,426	$1,241	14.9%	6.3%

Media revenues by division
Media Measurement	$698	$607	15.0%	13.8%
Entertainment	76	80	(4.7)%	(6.1)%
Online	66	53	24.2%	24.2%

Total	$840	$740	13.5%	12.4%

Certain reclassifications have been made to the prior period amounts to conform to the June 30, 2008 presentation. We have reclassified the Claritas business from Consumer Services to Media, moved Spectra revenues from Other Services to Consumer Panel, and reclassified BuzzMetrics from Media Measurement to Online.

The following table sets forth, for the periods indicated, certain supplemental revenue data, calculated as percentages of our total revenue on an as reported basis:

	Six Months Ended June 30, (Unaudited)
(% of Revenue)	2008	2007
Revenues by segment
Consumer Services	57%	55%
Media	33%	33%
Business Media	10%	12%

Total Nielsen	100%	100%

Revenues by geography
United States	53%	57%
Other Americas	10%	9%
The Netherlands	1%	1%
Other Europe, Middle East & Africa	26%	24%
Asia Pacific	10%	9%

Total Nielsen	100%	100%

Consumer Services revenues by service
Retail Measurement Services	39%	38%
Consumer Panel Services	6%	6%
Customized Research Services	6%	6%
Other Services	6%	5%

Total Consumer Services	57%	55%

Media revenues by division
Media Measurement	27%	27%
Entertainment	3%	4%
Online	3%	2%

Total Media	33%	33%

Business Media	10%	12%

When comparing our results for the six months ended June 30, 2008 with results for the six months ended June 30, 2007, the following should be noted:

Items affecting Operating Income for the six months ended June 30, 2008

•	For the six months ended June 30, 2008, foreign currency exchange rate fluctuations increased revenue growth by 5.2% and increased operating income growth by 10.2%.

•	We incurred $16 million of restructuring expense.

Items affecting Operating Income for the six months ended June 30, 2007

•	We incurred $55 million of restructuring expense.

•	We incurred approximately $20 million in incremental expenses associated with deal related expenses, compensation agreements and recruiting costs for certain corporate executives.

Revenues

Nielsen Consolidated. Our revenues increased 12.3% to $2,518 million for the six months ended June 30, 2008 versus $2,241 million for the six months ended June 30, 2007. Constant currency revenues increased 7.1% driven by a 6.3% increase in Consumer Services and 12.4% increase in Media, partly offset by a 3.5% decline in Business Media.

Consumer Services. Revenues increased 14.9% to $1,426 million for the six months ended June 30, 2008 versus $1,241 million for the six months ended June 30, 2007. Constant currency revenue growth of 6.3% is primarily driven by 6.0% growth in Retail

Measurement Services, 8.8% growth in Customized Research revenues and 9.7% growth in Other Services (e.g., BASES and Analytical Consulting). Overall, there was continued solid growth across all regions, with double digit growth in Emerging Markets and Latin America. In the U.S., continued price compression resulted in low single digit growth across all product lines with the exception of Analytical Consulting.

Media. Revenues for Media increased 13.5% to $840 million for the six months ended June 30, 2008 versus $740 million for the six months ended June 30, 2007. Constant currency revenue growth of 12.4% is largely due to an 8.6% increase in Nielsen Media Research (“NMR”) North America, a 24.2% increase in Online revenues with growth in both the U.S. and international markets, and $30 million in revenues as a result of the Telephia acquisition which was acquired in August 2007, partly offset by a 6.1% decrease in Entertainment revenues. NMR North America’s growth was due to continued demand for television audience measurement services, new business, price increases, and the continued Local People Meter (“LPM”) expansion.

Business Media. Revenues for the six months ended June 30, 2008 were $253 million, a decline of 3.0% versus $261 million for the six months ended June 30, 2007. On a constant currency basis, revenues decreased by 3.5% as higher Exposition revenues and continued eMedia growth were offset by lower Publication advertising revenues due to industry softness.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 9.7% to $1,123 million for the six months ended June 30, 2008 versus $1,022 million for the six months ended June 30, 2007. Constant currency cost of revenues increased by 4.2% driven primarily by revenue growth at Consumer and Media, and the impact of the Telephia acquisition, partly offset by lower Publication costs at Business Media.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 9.0% to $853 million for the six months ended June 30, 2008 versus $785 million for the six months ended June 30, 2007, an increase of 4.1% in constant currency. The increase in constant currency selling, general and administrative expenses was primarily attributable to continued investment in developing markets within Consumer Services, higher costs at Media related to the impact of the Telephia acquisition and spending on product initiatives to support our overall growth strategy. These increases were partly offset by headcount related savings at Business Media, lower share based compensation expense, and lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives.

Depreciation and Amortization

Depreciation and amortization increased 8.4% to $242 million for the six months ended June 30, 2008 versus $223 million for the six months ended June 30, 2007. On a constant currency basis, depreciation and amortization expense increased 5.6% driven by increased depreciation related to capital investment in hardware and software, increased amortization due to the impact of the Telephia acquisition, partly offset by lower amortization on previously acquired intangible assets at Business Media.

Restructuring Costs

Transformation Initiative

In December 2006, we announced our intention to expand current cost-saving programs to all areas of our operations worldwide. We further announced strategic changes as part of a major corporate transformation (“Transformation Initiative”). The Transformation Initiative is designed to make us a more successful and efficient enterprise. As such, we are in the process of reducing costs by streamlining corporate functions, centralizing certain operational and information technology functions, leveraging global procurement, consolidating real estate, and expanding outsourcing or offshoring of certain other operational and production processes. These initiatives are expected to be implemented by the end of 2008.

We incurred $16 million in severance costs and other non-cash charges relating to employee terminations for the six months ended June 30, 2008 and $34 million in severance costs for the six months ended June 30, 2007. We also incurred $21 million in consulting fees and other related costs for the six months ended June 30, 2007. Consulting fees and related costs have been or will be recorded at the time the obligation is incurred. All severance and consulting fees have been or will be settled in cash.

Operating Income

Operating income for the six months ended June 30, 2008 was $284 million, versus $156 million for the six months ended June 30, 2007, an increase of 82.3%. Excluding the above listed items affecting operating income from the respective 2008 and 2007 operating results, 2008 constant currency operating income increased 23.8% for the six months ended June 30, 2008 versus the six months ended June 30, 2007. Excluding the items affecting operating income listed above, constant currency operating income increased 21.7% at Consumer Services and 41.2% at Media reflecting solid top-line growth and benefits realized from our Transformation Initiative, and 14.9% at Business Media as cost savings and lower amortization expense offset the impact of lower revenues.

Interest Income and Expense

Interest income was $10 million for the six months ended June 30, 2008 versus $16 million for the six months ended June 30, 2007. Interest expense was $322 million for the six months ended June 30, 2008 versus $313 million for the six months ended June 30, 2007, an increase of 1.1% on a constant currency basis. This reflects the increased borrowing following our 2007 and 2008 acquisitions, partially offset by a decline in the weighted average interest rates of our senior secured credit facility.

Gain on Derivative Instruments

The gain on derivative instruments was $33 million for the six months ended June 30, 2008 versus a gain of $13 million for the six months ended June 30, 2007. The change resulted primarily from movements in the Euro relative to the US Dollar in the current period as compared to the prior period, which resulted from a derivative transaction entered into during 2007.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net loss on revaluation of external debt and intercompany loans. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.54 to €1.00 and $1.33 to €1.00 for the six months ended June 30, 2008 and the six months ended June 30, 2007, respectively.

Foreign currency exchange resulted in an $81 million loss for the six months ended June 30, 2008 versus a $34 million loss recorded in the six months ended June 30, 2007 as a result of the continuing depreciation of the U.S. Dollar against the Euro and other currencies.

Loss from Continuing Operations before Income Taxes, Minority Interests and Equity in Net Income of Affiliates

For the six months ended June 30, 2008, there was a $79 million loss from continuing operations before income taxes and minority interest versus a $164 million loss for the six months ended June 30, 2007. The current period compared with the prior period results primarily reflect improved operating performance as discussed above, lower restructuring expenses related to the Transformation Initiative, lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives, and a higher gain on derivative instruments in 2008, offset by increased foreign currency exchange losses in the six months ended June 30, 2008.

Benefit for Income Taxes

We operate in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

The effective tax rates for the six months ended June 30, 2008 and 2007 were 19% (benefit) and 12% (benefit) respectively. The effective tax benefit rate for the six months ended June 30, 2008 was lower than the statutory rate primarily due to interest on the tax accruals, state and foreign withholding taxes, audit settlements and certain non-deductible charges, which are partially offset by the impact of the tax rate differences in other jurisdictions where we file tax returns. The effective benefit tax rate for the six months ended June 30, 2007 was lower than the Dutch statutory rate as a result of a valuation allowance on foreign tax credits.

Liabilities for unrecognized income tax benefits totaled $189 million and $195 million as of June 30, 2008 and December 31, 2007, respectively.

We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal income tax examinations for 2003 and prior periods. In addition, we have subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2006. The Internal Revenue Service (IRS) commenced examinations of certain of our U.S. federal income tax returns for 2004 in the third quarter of 2006. We are under corporate examination in the Netherlands for the years 2002 through 2004 and we are under Canadian audit for the years 2002 through 2006. It is anticipated that these examinations will be completed within the next twelve months. To date, we are not aware of any material adjustments not already accrued related to any of the current federal, state or foreign audits under examination.

Results of Operations—Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30 (unaudited)
(IN MILLIONS)	2008	2007
Revenues	$1,304	$1,169

Cost of revenues, exclusive of depreciation and amortization shown separately below	571	522
Selling, general and administrative expenses exclusive of depreciation and amortization shown separately below	430	399
Depreciation and amortization	125	112
Restructuring costs	9	36

Operating income	169	100

Interest income	5	8
Interest expense	(160)	(157)
Gain on derivative instruments	3	4
Foreign currency exchange transaction gains/(losses), net	12	(30)
Other expense, net	(1)	—

Income/(loss) from continuing operations, before income taxes, minority interests and equity in net income of affiliates	28	(75)
(Provision)/benefit for income taxes	(16)	7
Minority interests	(1)	2
Equity in net income of affiliates	7	4

Income/(loss) from continuing operations	$18	$(62)

The following table sets forth certain supplemental revenue growth data for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, both on an as reported and constant currency basis. Our discussion of constant currency percentage changes removes both the positive and negative impacts of foreign exchange on our operating results:

	Three Months Ended June 30, (unaudited)		% Variance 2008 vs. 2007
(IN MILLIONS)	2008	2007	Reported	Constant Currency
Revenues by segment
Consumer Services	$746	$655	14.0%	5.8%
Media	426	376	13.3%	12.2%
Business Media	131	139	(5.4)%	(6.1)%
Corporate and eliminations	1	(1)	NM	NM

Total	$1,304	$1,169	11.5%	6.4%

Consumer Services revenues by service
Retail Measurement Services	$506	$444	14.2%	4.9%
Consumer Panel Services	80	76	5.7%	1.0%
Customized Research Services	79	66	17.6%	9.9%
Other Services	81	69	19.1%	13.5%

Total	$746	$655	14.0%	5.8%

Media revenues by division
Media Measurement	$355	$307	15.2%	14.1%
Entertainment	39	42	(5.3)%	(6.7)%
Online	32	27	19.2%	19.2%

Total	$426	$376	13.3%	12.2%

Certain reclassifications have been made to the prior period amounts to conform to the June 30, 2008 presentation. We reclassified the Claritas business from Consumer Services to Media, moved Spectra revenues from Other Services to Consumer Panel, and reclassified BuzzMetrics from Media Measurement to Online.

The following table sets forth, for the periods indicated, certain supplemental revenue data, calculated as percentages of our total revenue on an as reported basis:

	Three Months Ended June 30, (Unaudited)
(% of Revenue)	2008	2007
Revenues by segment
Consumer Services	57%	56%
Media	33%	32%
Business Media	10%	12%

Total Nielsen	100%	100%

Revenues by geography
United States	52%	56%
Other Americas	10%	10%
The Netherlands	1%	1%
Other Europe, Middle East & Africa	27%	24%
Asia Pacific	10%	9%

Total Nielsen	100%	100%

Consumer Services revenues by service
Retail Measurement Services	39%	38%
Consumer Panel Services	6%	7%
Customized Research Services	6%	6%
Other Services	6%	5%

Total Consumer Services	57%	56%

Media revenues by division
Media Measurement	27%	27%
Entertainment	3%	3%
Online	3%	2%

Total Media	33%	32%

Business Media	10%	12%

When comparing our results for the three months ended June 30, 2008 with results for the three months ended June 30, 2007, the following should be noted:

Items affecting Operating Income for the three months ended June 30, 2008

•	For the three months ended June 30, 2008, foreign currency exchange rate fluctuations increased revenue growth by 5.1% and increased operating income growth by 7.9%.

•	We incurred $9 million of restructuring expense.

Items affecting Operating Income for the three months ended June 30, 2007

•	We incurred $36 million of restructuring expense.

•	We incurred approximately $12 million in deal related costs and incremental expenses associated with compensation agreements and recruiting costs for certain corporate executives.

Revenues

Nielsen Consolidated. Our revenues increased 11.5% to $1,304 million for the three months ended June 30, 2008 versus $1,169 million for the three months ended June 30, 2007. Constant currency revenues increased 6.4% driven by a 5.8% increase at Consumer Services and a 12.2% increase at Media, partly offset by a 6.1% decline in Business Media revenues.

Consumer Services. Revenues increased 14.0% to $746 million for the three months ended June 30, 2008 versus $655 million for the three months ended June 30, 2007. Constant currency revenue growth of 5.8% is largely due to a 4.9% growth in Retail Measurement Services, 9.9% growth in Customized Research revenues, and 13.5% growth in Other Services (e.g., increased BASES and Analytical Consulting revenues). Overall, there was solid growth across all regions, with double digit growth in Emerging Markets and Latin America, with the exception of low single digit growth in the U.S. which was relatively flat across all product lines, largely as a result of price compression, with the exception of Analytical Consulting.

Media. Revenues for Media increased 13.3% to $426 million for the three months ended June 30, 2008 versus $376 million for the three months ended June 30, 2007. Constant currency revenue growth of 12.2% is largely due to a 9.1% increase in NMR North America, a 19.2% increase in Online revenues with growth in the U.S. and international markets, and $15 million in revenues as a result of the Telephia acquisition which was acquired in August 2007, partly offset by a 6.7% decrease in Entertainment revenues. NMR North America’s growth was due to continued demand for television audience measurement services, new business, price increases, and the continued LPM expansion.

Business Media. Revenues for the three months ended June 30, 2008 were $131 million versus $139 million for the three months ended June 30, 2007. Constant currency revenues declined by 6.1% due to lower Publication advertising revenues as a result of industry softness while Exposition revenues were relatively flat versus prior year.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 9.1% to $571 million for the three months ended June 30, 2008 versus $522 million for the three months ended June 30, 2007. On a constant currency basis, the cost of revenues increased by 3.6%. This was driven by higher revenue related costs at Consumer Services, and higher costs at Media due to the impact of the Telephia acquisition, partly offset by lower Publication costs at Business Media.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 8.2% to $430 million for the three months ended June 30, 2008 versus $399 million for the three months ended June 30, 2007, an increase of 3.5% in constant currency. The increase in constant currency selling, general and administrative expenses was primarily attributable to continued investment for top-line growth in developing markets within Consumer Services, higher costs at Media related to the impact of the Telephia acquisition and spending on product initiatives to support top-line growth. These increases were partly offset by headcount related savings at Business Media, lower share based compensation expense, and lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives.

Depreciation and Amortization

Depreciation and amortization increased 11.7% to $125 million for the three months ended June 30, 2008 versus $112 million for the three months ended June 30, 2007. On a constant currency basis, depreciation and amortization expense increased 9.1% driven by increased depreciation related to capital investment in hardware and software, increased amortization due to the impact of the Telephia acquisition, partly offset by lower amortization on previously acquired intangible assets at Business Media.

Restructuring Costs

We incurred $9 million in severance costs and other non-cash charges relating to employee terminations for the three months ended June 30, 2008. We incurred $24 million in severance costs and $12 million in consulting fees and other costs, related to the review of corporate functions and outsourcing opportunities for the three months ended June 30, 2007.

Operating Income

Operating income for the three months ended June 30, 2008 was $169 million, versus $100 million for the three months ended June 30, 2007, an increase of 68.7%. Excluding the above listed items affecting operating income from the respective 2008 and 2007 operating results, our 2008 constant currency operating income increased 14.4% for the three months ended June 30, 2008 versus the three months ended June 30, 2007. Excluding the items affecting operating income listed above, constant currency operating income increased 9.4% at Consumer Services, and 33.3% at Media as a result of solid top line growth and benefits realized from our Transformation Initiative, and 22.0% at Business Media as headcount related cost savings and lower amortization offset the impact of lower revenues.

Interest Income and Expense

Interest income was $5 million for the three months ended June 30, 2008 versus $8 million for the three months ended June 30, 2007. Interest expense was $160 million for the three months ended June 30, 2008 versus $157 million for the three months ended June 30, 2007, an increase of 0.7% excluding the unfavorable impact of foreign exchange. This reflects the increased borrowing following our 2007 and 2008 acquisitions, partially offset by a decline in the weighted average interest rates of our senior secured credit facility.

Gain on Derivative Instruments

The gain on derivative instruments was $3 million for the three months ended June 30, 2008 versus a gain of $4 million for the three months ended June 30, 2007. The change resulted primarily from movements in the Euro relative to the US Dollar in the current period as compared to the prior period, which resulted from a derivative transaction entered into during 2007.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction losses, net, represent the net loss on revaluation of external debt and intercompany loans. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.56 to €1.00 and $1.35 to €1.00 for the three months ended June 30, 2008 and the three months ended June 30, 2007, respectively.

Foreign currency exchange resulted in a $12 million gain for the three months ended June 30, 2008 versus a $30 million loss recorded in the three months ended June 30, 2007 as a result of the continuing depreciation of the U.S. Dollar against the Euro and other currencies.

Income/(Loss) from Continuing Operations before Income Taxes, Minority Interests and Equity in Net Income of Affiliates

For the three months ended June 30, 2008, there was a $28 million income from continuing operations before income taxes and minority interest versus a $75 million loss for the three months ended June 30, 2007. The current period compared with the prior period results primarily reflect improved operating performance as discussed above, lower restructuring expenses related to the Transformation Initiative, lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives, and a foreign currency exchange gain in the three months ended June 30, 2008.

(Provision)/Benefit for Income Taxes

The effective tax rates for the three months ended June 30, 2008 and 2007 were 57% and 9% (benefit) respectively. The effective tax rate for the three months ended June 30, 2008 was higher than the statutory rate primarily due to foreign withholding tax and unfavorable audit settlements in foreign jurisdictions that occurred in the quarter. The effective tax rate for the three months ended June 30, 2007 was lower than the Dutch statutory rate as a result of a valuation allowance on foreign tax credits.

Liquidity and Capital Resources

Overview

Since the Valcon Acquisition and related financing, our contractual obligations, commitments and debt service requirements over the next several years are significant and are substantially higher than historical amounts. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash.

We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations, and capital spending over the next year. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities) in privately negotiated or open market transactions, by tender offer or otherwise.

Use of Proceeds of Transactions and other Financing Transactions

•	In February 2008, we entered into a 2-year interest rate swap agreement which fixed the LIBOR-related portion of the interest rates for $500 million of our variable rate debt.

•

Effective April 2, 2008, we obtained a 25 basis point reduction of the applicable margin on its U.S. Dollar and Euro senior secured term loan facilities as a result of achieving a secured leverage ratio below 4.25 as of December 31, 2007. In addition, we obtained a 25 basis point reduction of the applicable margin on its Revolving Credit Facility as a result of achieving a total leverage ratio below 6.0 as of December 31, 2007.

•

On April 16, 2008, Nielsen Finance LLC and Nielsen Finance Co., the Company’s subsidiaries, consummated a private offering of $220 million aggregate principal amount of their 10% Senior Notes due 2014 (“the Notes”). The net proceeds of the private offering were used to finance the Company’s acquisition of IAG and to pay related fees and expenses and the Notes were subsequently registered in July 2008.

Cash Flows

At June 30, 2008, cash and cash equivalents were $403 million, an increase of $4 million from December 31, 2007. Our total indebtedness was $8,712 million and we had $493 million available for borrowing under our senior secured revolving credit facility at June 30, 2008.

Operating activities. Net cash provided by operating activities was $70 million for the six months ended June 30, 2008, compared to cash used in operating activities of $12 million for the six months ended June 30, 2007. The primary changes in activity for 2008 versus 2007 were related to business operating income growth and lower interest and tax payments ($37 million), offset by the timing on vendor and other payments and increased bonus payments and pension plan contributions in 2008.

Investing activities. Net cash used in investing activities was $403 million for the six months ended June 30, 2008, compared to net cash provided by investment activities of $33 million for the six months ended June 30, 2007. The increase in net cash used was primarily due to lower proceeds from sale of subsidiaries of $366 million, $123 million of higher acquisition payments, increased capital expenditures and the 2007 sale of marketable securities of $135 million. Capital expenditures for property, plant, equipment, software and other assets totaled $171 million for the six months ended June 30, 2008 versus $113 million for the six months ended June 30, 2007. The primary reason for the increase in capital expenditures is continued LPM expansion by NMR and investments in computer hardware and software.

Financing activities. Net cash provided by financing activities was $324 million for the six months ended June 30, 2008, compared to net cash used in financing activities of $159 million for the six months ended June 30, 2007. The higher source of cash was mainly driven by higher net borrowings on the revolving credit facility, higher proceeds from issuances of other debt, lower repayments of other debt and a 2008 capital contribution from Valcon.

Covenant EBITDA

Our senior secured credit facility contains a covenant that requires our wholly-owned subsidiary Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a maximum ratio of consolidated total net debt, excluding Nielsen net debt to Covenant EBITDA of 10.0 to 1.0, calculated for the trailing four quarters (as determined under our senior secured credit facility), commencing with the fiscal quarter ended September 30, 2007. For test periods commencing:

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

In addition, our senior secured credit facility contains a covenant that requires Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a minimum ratio of Covenant EBITDA to Consolidated Interest Expense of 1.25 to 1.0, including Nielsen interest expense, calculated for the trailing four quarters (as determined under our senior secured credit facility), commencing with the fiscal quarter ended September 30, 2007. For test periods commencing between January 1, 2008 and September 30, 2008, the minimum ratio is 1.35 to 1.0. This covenant “steps up” over time to a minimum ratio of Covenant EBITDA to Consolidated Interest Expense of 1.75 to 1.0, including Nielsen interest expense, as of the last day of the fiscal quarter ended September 30, 2011. For test periods commencing:

(1)	between October 1, 2011 and September 30, 2012, the minimum ratio is 1.60 to 1.0; and,

(2)	after October 1, 2012, the minimum ratio is 1.50 to 1.0.

Failure to comply with either of these covenants would result in an event of default under our senior secured credit facility unless waived by our senior credit lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our senior secured credit facility and these covenants are material to us. As of June 30, 2008, we were in compliance with the covenants described above.

We also measure the ratio of secured net debt to Covenant EBITDA because our senior secured credit facility contains a provision which will result in a decrease of the applicable interest rate by 0.25% if the ratio is lower than 4.25. Effective April 2, 2008, we obtained a 25 basis point reduction of the applicable margin on our U.S. Dollar and Euro senior secured term loan facilities as a result of achieving a secured leverage ratio below 4.25 as of December 31, 2007.

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

The following is a reconciliation of our loss from continuing operations, for the three and twelve months ended June 30, 2008, to Covenant EBITDA as defined above under our senior secured credit facilities:

	Covenant EBITDA (unaudited)
(IN MILLIONS)	Three months ended June 30, 2008	Twelve months ended June 30, 2008
Income/(loss) from continuing operations	$18	$(210)
Interest expense, net	156	633
Provision for income taxes	16	23
Depreciation and amortization	125	476

EBITDA	315	922
Non-cash charges(1)	7	37
Unusual or non-recurring items(2)	(6)	163
Restructuring charges and business optimization costs(3)	13	110
Cost savings(4)	n/a	100
Sponsor monitoring fees(5)	3	11
Other(6)	(4)	18

Covenant EBITDA	$328	$1,361

Credit Statistics:
Current portion of long term debt, capital lease obligation and other short-term borrowings		$352
Long term debt and capital lease obligations		8,360

Total debt		8,712

Cash and cash equivalents		403
Less: Cash of unrestricted subsidiaries		(7)
Less: Additional deduction per credit agreement		(10)

Cash and cash equivalents excluding cash of unrestricted subsidiaries/deduction		386

Net debt, including Nielsen net debt(7)		8,326
Less: Unsecured debenture loans		(2,977)
Less: Other unsecured net debt		(8)

Secured net debt(8)		$5,341

Net debt, excluding $386 million (at June 30, 2008) of Nielsen net debt(9)		$7,940
Ratio of secured net debt to Covenant EBITDA		3.9
Ratio of net debt (excluding Nielsen net debt) to Covenant EBITDA(10)		5.8
Consolidated interest expense, including Nielsen interest expense(11)		519
Ratio of Covenant EBITDA to Consolidated Interest Expense, including Nielsen interest expense		2.6

(1)	Consists of non-cash items that are permitted adjustments in calculating covenant compliance under the senior secured credit facility, primarily stock-based compensation expense.
(2)	Unusual or non-recurring items include (amounts in millions):

	Three months ended June 30, 2008	Twelve months ended June 30, 2008
Deferred Revenue Purchase Price Adjustment(a)	$—	$7
Currency exchange rate differences on financial transactions and other gains(b)	(12)	152

Compensation arrangements/deal costs/legal settlements(c)	1	20
Duplicative running costs(d)	6	29
U.S. Listing/Consulting Fees Costs	2	10
Gain on Derivative Instruments	(3)	(60)
Other(e)	—	5

Total	$(6)	$163

(a)	Purchase Price Adjustment to Deferred Revenue which reduces revenue resulting from the purchase accounting for the Telephia Acquisition in 2007.
(b)	Represents foreign exchange gains or losses on revaluation of external debt and intercompany loans.
(c)	Represents payments incurred in connection with compensation arrangements and recruiting expenses for certain corporate executives, NetRatings/Telephia deal costs, and legal settlements.
(d)	Represents the costs incurred in Europe as a result of the parallel running of data factory systems expected to be eliminated. Also includes duplicative Transformation Initiative running costs.
(e)	Includes other unusual or non-recurring items that are required or permitted adjustments in calculating covenant compliance under the senior secured credit facility.
(3)	Restructuring charges and business optimization costs (including costs associated with Transformation Initiative), severance and relocation costs.
(4)	Represents the amount of run rate cost savings related to the Transformation Initiative projected by us in good faith to be realized as a result of specified actions. Run rate savings represent estimated annualized savings expected to be realized one year from June 30, 2008. We do not make specific assumptions relating to run rate cost savings on an interim basis. See Note 6 to the condensed consolidated financial statements, “Restructuring Activities”, contained in Part I, Item 1 above for discussion of the Transformation Initiative.

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

(5)	Represents the annual Sponsor monitoring fees effective as of the acquisition date, to be increased by 5% on an annual basis.
(6)	These adjustments include the pro forma EBITDA impact of businesses that were acquired during the last twelve months, gain on sale of fixed assets, subsidiaries and affiliates, dividends received from affiliates; equity in net income of affiliates, and the exclusion of Covenant EBITDA attributable to unrestricted subsidiaries.
(7)	Net debt, including Nielsen net debt, is not a defined term under GAAP. Net debt is calculated as total debt less cash and cash equivalents at June 30, 2008 excluding a contractual $10 million threshold.
(8)	The net secured debt is the consolidated total net debt that is secured by a lien on any assets or property of a loan party or a restricted subsidiary.
(9)	Net debt, as defined, excluding $386 million of Nielsen net debt, is not a defined term under GAAP. Nielsen and our unrestricted subsidiaries are not subject to the restrictive covenants contained in the senior secured credit facility, and Nielsen’s Senior Discount Notes are not considered obligations of any of Nielsen’s subsidiaries. Therefore, these notes will not be taken into account when calculating the ratios under the senior secured credit facility.
(10)	For the reasons discussed in footnote (9) above, the ratio of net debt (excluding Nielsen’s Senior Discount Notes) to Covenant EBITDA presented above does not include $386 million of Nielsen net indebtedness.
(11)	Consolidated interest expense is not a defined term under GAAP. Consolidated interest expense for any period is defined in our senior secured credit facility as the sum of (i) the cash interest expense of Nielsen Holding and Finance B.V. and its subsidiaries with respect to all outstanding indebtedness, including all commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance and net costs under swap contracts, net of cash interest income, and (ii) any cash payments in respect of the accretion or accrual of discounted liabilities during such period related to borrowed money (with a maturity of more than one year) that were amortized or accrued in a previous period, excluding, in each case, however, among other things, the amortization of deferred financing costs and any other amounts of non-cash interest, the accretion or accrual of discounted liabilities during such period, commissions, discounts, yield and other fees and charges incurred in connection with certain permitted receivables financing and all non-recurring cash interest expense consisting of liquidated damages for failure to timely comply with registration rights obligations and financing fees. Consolidated interest expense, including Nielsen interest expense, is not a defined term under GAAP. Consolidated interest expense, including Nielsen interest expense, is calculated as total consolidated interest expense for the four consecutive fiscal quarter periods ended on June 30, 2008, including $38 million of interest expense of Nielsen as follows:

(IN MILLIONS)
Cash Interest Income	$24
Cash Interest Expense	518

Net Cash Interest Expense for the twelve months ended June 30, 2008	494
Plus: Pro Forma impact for the acquisitions and divestitures	25

Pro Forma Cash Interest Expense for the twelve months ended June 30, 2008	$519

See “—Liquidity and Capital Resources” for further information on our indebtedness and covenants.

Transactions with Sponsors and Other Related Parties

The Company recorded $6 million in selling, general and administrative expenses related to Sponsor management fees, travel and consulting for both the six months ended June 30, 2008 and June 30, 2007.

During the second quarter of 2008, we repaid all previously outstanding loans with both Valcon and Dutch Holdco. A portion of the repayments was used by Valcon to acquire the remaining outstanding Nielsen common shares through a statutory squeeze-out procedure, pursuant to Dutch legal and regulatory requirements.

At June 30, 2008, short-term debt included $3 million payable to Dutch Holdco. The Company recorded $2 million in interest expense from loans with related parties for both the six months ended June 30, 2008 and June 30, 2007.

Commitments and Contingencies

Outsourced Services Agreement

On February 19, 2008, AC Nielsen (US), Inc., a subsidiary of Nielsen, amended and restated its Master Services Agreement dated June 16, 2004 (“MSA”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly “TCS”). The term of the amended and restated MSA is for ten years, effective October 1, 2007; with a one year renewal option granted to us, during which ten year period (or if we exercise our renewal option, eleven year period) we have committed to purchase at least $1 billion in services from TCS. Unless mutually agreed, the payment rates for services under the amended and restated MSA are not subject to adjustment due to inflation or changes in foreign currency exchange rates. TCS will provide us with Information Technology, Applications Development and Maintenance and Business Process Outsourcing services globally. The amount of the purchase commitment may be reduced upon the occurrence of certain events, some of which also provide us with the right to terminate the agreement.

Information Technology Infrastructure Outsourcing Agreement

We entered into an agreement during the first quarter of 2008 with TCS to outsource its global IT Infrastructure services. The agreement has an initial term of seven years, and provides for TCS to manage our infrastructure costs at an agreed upon level and to provide us infrastructure services globally for an annual service charge of $39 million per year. The agreement is subject to earlier termination under certain limited conditions.

Legal Proceedings and Contingencies

We are subject to litigation and other claims in the ordinary course of business.

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

In connection with the acquisition of NMR, we recorded in 1999, a liability for NMR’s aggregate liability for payments related to the D&B Legacy Tax Matters. Currently the parties are in arbitration over one tax related dispute. We believe our accrual of $14 million is adequate to cover any remaining liability related to these matters.

Except as described above, there are no other pending actions, suits or proceedings against or affecting us which, if determined adversely to us, would in our view, individually or in the aggregate, have a material effect on our business, consolidated financial position, results of operations and prospects.

Off-Balance Sheet Arrangements

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditure or capital resources.

Summary of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 157 beginning January 1, 2008 for all financial assets and financial liabilities that are recognized at fair value. Additionally, for all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, we have adopted the provisions of FSP 157-2 and delayed the effective date of SFAS 157 until January 1, 2009. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to the condensed consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As we did not elect to fair value any of its financial instruments under the provisions of SFAS 159, the adoption of this statement effective January 1, 2008 did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and therefore we will be required to provide such disclosures beginning with the interim period ended March 31, 2009.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3 (FSP FAS 142-3) “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets,” to include an entity’s historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be “substantial cost or material modifications.” FSP FAS 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The aforementioned guidance for determining the useful life of intangible assets will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. We do not expect FSP FAS 142-3 to have a material impact on its consolidated financial statements.

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

Foreign Currency Exchange Risk

We operate globally, deriving approximately 46% of revenues for the six months ended June 30, 2008 in currencies other than the U.S. Dollar. We predominantly generate revenue and expenses in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure.

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Translation risk exposure is managed by creating “natural hedges” in our financing or by using derivative financial instruments aimed at offsetting certain exposures in the statement of earnings or the balance sheet. We do not use derivative financial instruments for trading or speculative purposes. The table below details the percentage of revenues and expenses by currency for the period from January 1, 2008 to June 30, 2008:

	U.S. Dollars	Euro	Other Currencies
Revenues	54%	16%	30%
Operating costs	54%	17%	29%

Based on the twelve months ended December 31, 2007, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $5 million annually, with an immaterial impact on operating income.

Interest Rate Risk

At June 30, 2008, we had $5,660 million nominal amount of debt under our senior secured credit facilities and our EMTN floating rate notes which are based on a floating rate index. A one percentage point increase in these floating rates would increase our annual interest expense by approximately $57 million. Given our exposure to volatility in floating rates, we evaluated hedging opportunities and entered into hedging transactions in November 2006, January 2007 and February 2008. After giving effect to these interest rate swap agreements, a one percentage point increase in interest rates would increase interest expense by approximately $19 million.

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

The Nielsen Company B.V.
(Registrant)

/s/ David E. Berger
Date: August 14, 2008	David E. Berger
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer

EXHIBITS

Exhibit Number	Description of Exhibits
31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)