Form 10-Q
period 2008-09-30
Nielsen CO B.V.
filed 2008-11-14
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 333-142546-29

The Nielsen Company B.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-0366864
(State of incorporation)	(I.R.S. Employer Identification No.)

770 Broadway New York, New York 10003 (646) 654-5000	Ceylonpoort 5 2037 AA Haarlem The Netherlands +31 23-546 3463

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 258,463,857 shares of the registrant’s Common Stock outstanding as of October 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Nielsen Company B.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	September 30, 2008	December 31, 2007
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$325	$399
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $22 and $27 as of September 30, 2008 and December 31, 2007, respectively	923	912
Prepaid expenses and other current assets	180	182

Total current assets	1,428	1,493

Non-current assets
Property, plant and equipment, net	561	559
Goodwill	7,777	7,786
Other intangible assets, net	5,248	5,343
Deferred tax assets	319	235
Other non-current assets	792	838

Total assets	$16,125	$16,254

Liabilities, minority interests and shareholders’ equity:
Current liabilities
Accounts payable and other current liabilities	$928	$1,135
Deferred revenues	442	502
Income tax liabilities	129	100
Current portion of long-term debt, capital lease obligations and short-term borrowings	320	213

Total current liabilities	1,819	1,950

Non-current liabilities
Long-term debt and capital lease obligations	8,147	8,037
Deferred tax liabilities	1,758	1,716
Other non-current liabilities	540	590

Total liabilities	12,264	12,293

Commitments and contingencies (Note 13)

Minority interests	4	4

Shareholders’ equity:
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at September 30, 2008 and December 31, 2007	58	58
Additional paid-in capital	4,346	4,180
Accumulated deficit	(618)	(593)
Accumulated other comprehensive income, net of income taxes	70	311

Total shareholders’ equity	3,857	3,957

Total liabilities, minority interests and shareholders’ equity	$16,125	$16,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2008	2007	2008	2007
Revenues	$1,260	$1,188	$3,778	$3,429

Cost of revenues, exclusive of depreciation and amortization shown separately below	548	536	1,671	1,558
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	414	385	1,267	1,170
Depreciation and amortization	128	111	370	334
Restructuring costs	46	79	62	134

Operating income	124	77	408	233

Interest income	4	7	14	23
Interest expense	(163)	(164)	(485)	(477)
(Loss)/gain on derivative instruments	(38)	19	(5)	32
Foreign currency exchange transaction gains/(losses), net	124	(47)	43	(81)
Other income/(expense), net	1	—	(2)	(2)

Income/(loss) from continuing operations before income taxes, minority interests and equity in net (loss)/income of affiliates	52	(108)	(27)	(272)

(Provision)/benefit for income taxes	(10)	12	5	32
Minority interests	1	—	—	2
Equity in net (loss)/income of affiliates	(1)	(5)	—	1

Income/(loss) from continuing operations	42	(101)	(22)	(237)

Income/(loss) from discontinued operations, net of tax	—	1	(3)	2

Net income/(loss)	$42	$(100)	$(25)	$(235)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(IN MILLIONS)	2008	2007
Operating Activities
Net loss	$(25)	$(235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based payments expense	20	39
Loss/(gain) on sale of discontinued operations, net of tax	3	(18)
Currency exchange rate differences on financial transactions and other losses	(41)	83
Loss/(gain) on derivative instruments	5	(32)
Equity in net loss from affiliates, net of dividends received	9	6
Minority interest in net loss of consolidated subsidiaries	—	(2)
Gain on sale of fixed assets, subsidiaries and affiliates	—	(1)
Depreciation and amortization	370	334
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(25)	(29)
Prepaid expenses and other current assets	2	1
Accounts payable and other current liabilities and deferred revenues	(199)	(53)
Other non-current liabilities	3	(8)
Interest receivable	3	—
Interest payable	88	63
Income taxes	(73)	(101)

Net cash provided by operating activities	140	47

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(258)	(836)
Proceeds from sale of subsidiaries and affiliates, net	20	389
Additions to property, plant and equipment and other assets	(149)	(108)
Additions to intangible assets	(104)	(77)
Purchases of marketable securities	—	(31)
Sale and maturities of marketable securities	—	166
Other investing activities	3	3

Net cash used in investing activities	(488)	(494)

Financing Activities
Net borrowings from revolving credit facility	185	125
Proceeds from issuances of other debt, net of issuance costs	217	445
Repayments of other debt	(173)	(370)
Decrease in other short-term borrowings	(11)	(71)
Valcon capital contribution	79	—
Activity under stock plans	—	(3)
Settlement of derivatives and other financing activities	(8)	3

Net cash provided by financing activities	289	129

Effect of exchange-rate changes on cash and cash equivalents	(15)	27

Net decrease in cash and cash equivalents	(74)	(291)

Cash and cash equivalents at beginning of period	399	631

Cash and cash equivalents at end of period	$325	$340

Supplemental Cash Flow Information
Cash paid for income taxes	$68	$69
Cash paid for interest, net of amounts capitalized	$397	$414

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

On May 24, 2006, Nielsen was acquired through a tender offer to shareholders by Valcon Acquisition B.V. (“Valcon”), an entity formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, the “Sponsors”) and held 99.4% of Nielsen’s outstanding common shares as of December 31, 2007. In May 2008, Valcon acquired the remaining Nielsen common shares through a statutory squeeze-out procedure, pursuant to Dutch legal and regulatory requirements and therefore held 100% of the Company’s outstanding common shares as of September 30, 2008. Valcon also acquired 100% of the Company’s preferred B shares in the period from May 24, 2006 to December 31, 2006 which were subsequently canceled. The common and preferred shares were delisted from the Euronext Amsterdam on July 11, 2006. Nielsen became a subsidiary of Valcon upon the consummation of the acquisition by Valcon (the “Valcon Acquisition”).

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

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

(IN MILLIONS)	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments in mutual funds (1)	$2	$2	$—	$—
Plan assets for deferred compensation (2)	14	14	—	—
Investments in equity securities (3)	17	17	—	—
Currency swap arrangements (4)	25	—	25	—

Total	$58	$33	$25	$—

Liabilities:
Interest rate swap arrangements (4)	$86	—	$86	$—
Currency swap arrangements (4)	74	—	74	—
Deferred compensation liabilities (5)	14	14	—	—

Total	$174	$14	$160	$—

(1)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.

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

(5)

The Company offers certain employees the opportunity to participate in a deferred compensation plan. A participant’s deferrals are invested in a variety of participant directed stock and bond mutual funds and are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation liabilities.

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

3. Acquisitions and Investments in Affiliates

On May 15, 2008, the Company completed the acquisition of IAG Research, Inc, subsequently rebranded as Nielsen IAG (“IAG”), for $222 million (including non-cash consideration of $1 million), which was net of $12 million of cash acquired. The acquisition will expand the Company’s television and internet analytics services through IAG’s measurement of consumer engagement with television programs, national commercials and product placements. The Company’s initial allocation of the total purchase price resulted in an increase to goodwill of $220 million. During the three months ended September 30, 2008, Nielsen paid an additional $1 million in costs associated with the acquisition and also performed a preliminary valuation of the purchase price, which resulted in an allocation to intangible assets and a reduction of goodwill of $50 million, net of tax. Nielsen does not expect that any change in allocation of purchase price resulting from the final valuation will have a material impact on its consolidated financial statements.

For the nine months ended September 30, 2008, Nielsen paid cash consideration of $36 million associated with other acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions and as of September 30, 2008, Nielsen has recorded deferred consideration of $12 million, which is payable through January 2009. Had the IAG acquisition and other acquisitions occurred as of January 1, 2008, the impact on Nielsen’s consolidated results of operations would have been immaterial.

For the nine months ended September 30, 2007, Nielsen completed several acquisitions with an aggregate consideration, net of cash acquired, of $837 million and deferred consideration up to a maximum of $1 million, contingent on future performance. The most significant acquisitions were the purchase of the remaining minority interest of Nielsen BuzzMetrics ($47 million), on June 4, 2007, the purchase of the remaining minority interest of Nielsen//NetRatings ($328 million, including $33 million to settle all outstanding share-based awards), on June 22, 2007 and the acquisition of Telephia, Inc. (“Telephia”), on August 9, 2007, for approximately $453 million (including non-cash consideration of $6 million). The Company’s preliminary allocation of the total purchase price for these acquisitions resulted in an increase to goodwill of $594 million. During the nine months ended September 30, 2008, the Company finalized its valuation of these acquisitions resulting in a net allocation to intangible assets and a net reduction of goodwill of $11 million, net of tax. Had these acquisitions occurred as of January 1, 2007, the impact on Nielsen’s consolidated results of operations would have been immaterial. Prior to these acquisitions both Nielsen//NetRatings and Nielsen BuzzMetrics were consolidated subsidiaries of Nielsen up to the ownership interest.

4. Business Divestitures

During the nine months ended September 30, 2008, the Company received $20 million in net proceeds primarily associated with two divestitures within its Business Media segment and the final settlement of the sale of its Directories segment to World Directories. The impact of these transactions on our consolidated statement of operations was immaterial for all periods presented.

Business Media Europe

On February 8, 2007, Nielsen completed the sale of a significant portion of its Business Media Europe (“BME”) unit for $414 million in cash. During the nine months ended September 30, 2008, Nielsen recorded a charge of $3 million relating to the settlement of outstanding litigation associated with the disposed of unit.

During the nine months ended September 30, 2007, Nielsen recorded a gain on sale of discontinued operations of $17 million primarily related to BME’s previously recognized currency translation adjustments from the date of the Valcon Acquisition to the date of sale and a pension curtailment. No other material gain was recognized on the sale because the sales price approximated the carrying value.

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2008	2007	2008	2007
Revenues	$—	$—	$—	$18
Operating loss	—	—	—	(18)
Loss before income taxes	—	—	—	(20)
Income tax benefit	—	—	—	4

Net loss	—	—	—	(16)
Gain/(loss) on sale, net of tax (1)	—	1	(3)	18

Income/(loss) from discontinued operations	$—	$1	$(3)	$2

(1)	Gain on sale, net of tax, for the three and nine months ended September 30, 2007 includes $1 million relating to divestitures other than the sale of a significant portion of BME.

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2008.

(IN MILLIONS)	Consumer Services	Media	Business Media	Total
Balance, December 31, 2007	$2,919	$3,894	$973	$7,786
Valcon acquisition adjustments (1)	(13)	(15)	(4)	(32)
Other acquisitions and purchase price adjustments	—	160	(1)	159
Effect of foreign currency translation	(136)	—	—	(136)

Balance, September 30, 2008	$2,770	$4,039	$968	$7,777

(1)	Valcon acquisition adjustments are comprised of reductions to previously established liabilities associated with various income tax contingencies, primarily in the Netherlands.

At September 30, 2008, $394 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
(IN MILLIONS)	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Indefinite-lived intangibles:
Trade names and trademarks	$1,952	$2,011	$—	$—
Amortized intangibles:
Trade names and trademarks	162	155	(14)	(9)
Customer-related intangibles	3,027	3,008	(357)	(252)
Covenants-not-to-compete	34	28	(25)	(22)
Computer software	688	566	(255)	(162)
Patents and other	46	25	(10)	(5)

Total	$5,909	$5,793	$(661)	$(450)

Amortization expense for the three months ended September 30, 2008 and 2007 was $78 million and $69 million, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 was $226 million and $205 million, respectively.

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

6. Restructuring Activities

During 2008 and prior periods, Nielsen initiated restructuring plans that primarily resulted in the involuntary termination of certain employees. A summary of the changes in the liabilities for restructuring activities and a discussion of each of Nielsen’s restructuring plans is provided below:

(IN MILLIONS)	Transformation Initiative	Other	Total
Balance at December 31, 2007	$95	$4	$99
Net charges	62	—	62
Payments	(74)	(1)	(75)
Other non-cash charges	(7)	—	(7)
Effect of foreign currency translation	(1)	(1)	(2)

Balance at September 30, 2008	$75	$2	$77

In December 2006, Nielsen announced its intention to expand current cost-saving programs to all areas of Nielsen’s operations worldwide. The Company further announced strategic changes as part of a major corporate transformation (“Transformation Initiative”). The Transformation Initiative is designed to make the Company a more successful and efficient enterprise. As such, the Company is in the process of reducing costs by streamlining corporate functions, centralizing certain operational and information technology functions, leveraging global procurement, consolidating real estate, and expanding outsourcing or offshoring of certain other operational and production processes. Implementation of these initiatives will continue through the first six months of 2009.

Nielsen recorded $46 million in net restructuring charges for the three months ended September 30, 2008. The net charges included severance costs associated with employee terminations as well as $18 million of contractual termination costs and asset write-offs. Nielsen recorded $71 million in severance costs and $5 million in asset write-offs for the three months ended September 30, 2007. Nielsen also recorded $3 million in consulting fees and other costs related to the review of corporate functions and outsourcing opportunities for the three months ended September 30, 2007. Consulting fees and related costs have been or will be recorded at the time the obligation is incurred. All severance and consulting fees have been or will be settled in cash.

Nielsen recorded $62 million in net restructuring charges for the nine months ended September 30, 2008. The net charges included severance costs and other non-cash charges relating to employee terminations as well as $19 million of contractual termination costs and asset write-offs. Nielsen recorded $101 million in severance costs, $28 million in consulting fees and other related costs and $5 million in asset write-offs for the nine months ended September 30, 2007.

7. Pensions and Other Post-Retirement Benefits

The following table provides the Company’s expense associated with pension benefits.

	Net Periodic Pension Cost/(Benefit)
(IN MILLIONS)	The Netherlands	United States	Other	Total
Three months ended September 30, 2008
Service cost	$1	$—	$3	$4
Interest cost	8	4	6	18
Expected return on plan assets	(10)	(4)	(6)	(20)

Net periodic pension (benefit)/cost	$(1)	$—	$3	$2

Nine months ended September 30, 2008
Service cost	$3	$—	$9	$12
Interest cost	26	12	20	58
Expected return on plan assets	(33)	(12)	(20)	(65)
Amortization of gain	—	—	(1)	(1)
Curtailment loss	—	1	—	1

Net periodic pension (benefit)/cost	$(4)	$1	$8	$5

Three months ended September 30, 2007
Service cost	$—	$—	$4	$4
Interest cost	6	4	7	17
Expected return on plan assets	(9)	(4)	(7)	(20)

Net periodic pension (benefit)/cost	$(3)	$—	$4	$1

Nine months ended September 30, 2007
Service cost	$3	$—	$12	$15
Interest cost	19	11	19	49
Expected return on plan assets	(26)	(11)	(19)	(56)

Net periodic pension (benefit)/cost	$(4)	$—	$12	$8

The net periodic benefit cost for other post-retirement benefits was insignificant for both the three and nine months ended September 30, 2008 and 2007.

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of September 30, 2008.

	September 30, 2008		December 31, 2007
(IN MILLIONS)	Weighted Interest Rate	Carrying Amount	Weighted Interest Rate	Carrying Amount
$4,525 million senior secured term loan (LIBOR based variable rate of 4.80%) due 2013		$4,437		$4,471
EUR 546 million senior secured term loan (EURIBOR based variable rate of 6.51%) due 2013		768		797
$688 million senior secured revolving credit facility (EURIBOR or LIBOR based variable rate of 4.67%) due 2012		195		10

Total senior secured credit facilities (with weighted average interest rate)	5.22%	5,400	7.44%	5,278
$1,070 million 12.50% senior subordinated discount debenture loan due 2016		761		695
$870 million 10.00% senior debenture loan due 2014		869		650
EUR 343 million 11.125% senior discount debenture loan due 2016		356		340
EUR 150 million 9.00% senior debenture loan due 2014		211		219
GBP 250 million 5.625% debenture loan (EMTN) due 2010 or 2017 (effective rate 5.76%)		446		497
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 6.36%) due 2010		71		73
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 6.36%) due 2012		71		73
EUR 30 million 6.75% private placement debenture loan (EMTN) due 2012		44		46
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011 (effective rate 2.68%)		39		37

Total debenture loans (with weighted average interest rate)	10.55%	2,868	10.31%	2,630

Other loans	6.26%	7	4.37%	59

Total long-term debt		8,275		7,967

Capital lease obligations		125		130
Short-term debt		3		78
Bank overdrafts		64		75

Total debt and other financing arrangements		8,467		8,250
Less: Current portion of long-term debt, capital lease obligations and other short-term borrowings		320		213

Non-current portion of long-term debt and capital lease obligations		$8,147		$8,037

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For October 1, 2008 to December 31, 2008	$11
2009	247
2010	562
2011	84
2012	160
2013	5,013
Thereafter	2,198

$8,275

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

9. Comprehensive (Loss)/Income

The following table sets forth the components of comprehensive (loss)/income, net of income tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2008	2007	2008	2007
Net income/(loss)	$42	$(100)	$(25)	$(235)
Other comprehensive (loss)/income, net of tax
Unrealized (losses)/gains on:
Currency translation adjustments	(254)	5	(233)	130
Available-for-sale securities	(6)	(1)	(3)	—
Changes in the fair value of cash flow hedges	(8)	(32)	(5)	(20)
Pension liability	—	1	—	3

Total other comprehensive (loss)/income	(268)	(27)	(241)	113

Total comprehensive loss	$(226)	$(127)	$(266)	$(122)

10. Share-Based Compensation

Under the Company’s Equity Participation Plan, Valcon Acquisition Holding B.V. (“Dutch Holdco”), the direct parent of Valcon, granted 32,727 performance and 32,727 time-based awards and 581,250 performance and 581,250 time-based awards to certain key employees of the Company during the three months ended September 30, 2008 and September 30, 2007, respectively. During the nine months ended September 30, 2008 and September 30, 2007, Dutch Holdco granted 1,322,052 performance and 1,322,052 time-based awards and 7,830,100 performance and 7,830,100 time-based awards, respectively.

As of September 30, 2008 the total number of shares authorized for award of options or other equity-based awards was 35,030,000. The 2008 time-based awards become exercisable over a vesting period tied to the executives’ continuing employment as follows: 25% on December 31, 2008 and 25% on the last day of each of the next three calendar years. The 2008 performance options are tied to the executives’ continued employment and become vested and exercisable based on the achievement of certain annual Earnings Before Interest, Taxes and Depreciation and Amortization (“EBITDA”) targets over a four-year vesting period. If the annual EBITDA targets are achieved on a cumulative basis for any current year and prior years, the options become vested as to a pro-rata portion for any prior year’s installments which were not vested because of failure to achieve the applicable annual EBITDA target. Both option tranches expire ten years from date of grant. Upon a change in control, any then-unvested time-based options will fully vest and any then-unvested performance options can vest, subject to certain conditions.

The options granted during the three months ended September 30, 2008 have exercise prices of $11.00 and $22.00 per share and weighted average grant date fair values of $3.21 and $0.94, respectively. For the nine months ended September 30, 2008, the options granted have weighted average grant date fair values of $3.32 and $1.10, respectively.

For the three and nine months ended September 30, 2008, Nielsen recognized $7 million and $20 million of compensation expense, respectively. For the three and nine months ended September 30, 2007, Nielsen recognized $11 million and $29 million of compensation expense, respectively.

In 2007, certain subsidiaries of the Company maintained share-based award plans. For its subsidiary Nielsen//NetRatings, Nielsen recognized no share-based compensation expense for the three months ended September 30, 2007 and $6 million for the nine months ended September 30, 2007, mainly due to acceleration of expense related to the unvested portion of these awards. Nielsen also recognized no share-based compensation charge for the three months ended September 30, 2007 and $4 million for the nine months ended September 30, 2007, for its subsidiary Nielsen BuzzMetrics. There are no subsidiary stock based compensation plans in place during 2008.

Acquisition of IAG

On May 15, 2008, Nielsen completed the acquisition of Nielsen IAG and concurrently provided 382,216 replacement awards under Nielsen’s existing Equity Participation Plan. The replacement awards granted on May 15, 2008, have exercise prices of $2.75 and a weighted average grant date fair value of $8.25. All replacement awards are vested under the identical terms applicable to Nielsen IAG options for which they were exchanged and the fair values of such awards which were vested were allocated as part of the preliminary purchase price allocation.

11. Income Taxes

Nielsen operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

The effective tax rates for the three months ended September 30, 2008 and 2007 were 19% expense and 11% (benefit) respectively. The effective tax rate for the three months ended September 30, 2008 was lower than the Dutch statutory rate primarily due to favorable audit settlements in foreign jurisdictions that occurred in the quarter.

The effective tax rates for the nine months ended September 30, 2008 and 2007 were 19% (benefit) and 12% (benefit) respectively. The effective tax benefit rate for the nine months ended September 30, 2008 was lower than the Dutch statutory rate primarily due to interest on the tax accruals, state and foreign withholding taxes and certain non-deductible charges which are partially offset by favorable audit settlements and the impact of the tax rate differences in other jurisdictions where the Company files tax returns.

The effective tax rates for the three and nine months ended September 30, 2007 were lower than the Dutch statutory rate primarily as a result of establishing a valuation allowance on foreign tax credits.

Liabilities for unrecognized income tax benefits totaled $166 million and $195 million as of September 30, 2008 and December 31, 2007, respectively.

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

12. Related Party Transactions

The Company recorded $2 million and $8 million in selling, general and administrative expenses related to Sponsor management fees, travel and consulting for both the three and nine months ended September 30, 2008 and September 30, 2007, respectively.

During the second quarter of 2008, Nielsen repaid all previously outstanding loans with both Valcon and Dutch Holdco. A portion of the repayments was used by Valcon to acquire the remaining outstanding Nielsen common shares through a statutory squeeze-out procedure, pursuant to Dutch legal and regulatory requirements.

At September 30, 2008, short-term debt included $3 million payable to Dutch Holdco. The Company recorded $2 million and $3 million in interest expense from loans with related parties for the nine months ended September 30, 2008 and September 30, 2007, respectively.

13. Commitments and Contingencies

Legal Proceedings and Contingencies

Nielsen is subject to litigation and other claims in the ordinary course of business; however, except as described below, there are no other pending actions, suits or proceedings against or affecting Nielsen which, if determined adversely to Nielsen, would in its view, individually or in the aggregate, have a material effect on Nielsen’s business, consolidated financial position or results of operations.

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

In connection with the acquisition of NMR, Nielsen recorded in 1999, a liability for NMR’s aggregate liability for payments related to the D&B Legacy Tax Matters. During the three months ended September 30, 2008, Nielsen paid $6 million to settle its portion of one of the outstanding tax matters previously in arbitration, including $1 million in interest. As of September 30, 2008, Nielsen has $10 million of remaining accruals, which are considered to be adequate to cover any liabilities associated with the remaining matters.

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

During the fourth quarter of 2007, to conform to a change in presentation reflected in management reporting, Nielsen reclassified its Claritas business from Consumer Services to the Media segment. The business segment results for the three and nine months ended September 30, 2007 have been reclassified for comparison purposes.

Information with respect to the operations of each Nielsen business segment for the three and nine months ended September 30, 2008 and 2007, as well as total assets for each business segment as of September 30, 2008 and December 31, 2007, are set forth below based on the nature of the products and services offered and geographic areas of operations.

Three months ended September 30, 2008 and September 30, 2007

(IN MILLIONS)	Consumer Services	Media	Business Media	Corporate	Total
2008
Revenues	$714	$435	$113	$(2)	$1,260
Depreciation and amortization	$44	$65	$9	$10	$128
Restructuring costs	$37	$2	$1	$6	$46
Share-Based Compensation	$1	$3	$—	$3	$7
Operating income	$49	$84	$28	$(37)	$124

Total assets as of September 30, 2008	$6,241	$7,798	$1,535	$551	$16,125
2007
Revenues	$667	$395	$128	$(2)	$1,188
Depreciation and amortization	$42	$55	$11	$3	$111
Restructuring costs	$59	$6	$2	$12	$79
Share-Based Compensation	$2	$4	$1	$4	$11
Operating income	$19	$62	$27	$(31)	$77

Total assets as of December 31, 2007	$6,536	$7,676	$1,602	$440	$16,254

Nine months ended September 30, 2008 and September 30, 2007

(IN MILLIONS)	Consumer Services	Media	Business Media	Corporate	Total
2008
Revenues	$2,140	$1,275	$366	$(3)	$3,778
Depreciation and amortization	$129	$188	$29	$24	$370
Restructuring costs	$46	$5	$2	$9	$62
Share-Based Compensation	$4	$7	$1	$8	$20
Operating income	$176	$228	$88	$(84)	$408
2007
Revenues	$1,908	$1,135	$389	$(3)	$3,429
Depreciation and amortization	$125	$166	$35	$8	$334
Restructuring costs	$86	$11	$5	$32	$134
Share-Based Compensation	$5	$19	$3	$12	$39
Operating income	$94	$153	$77	$(91)	$233

15. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the consolidating balance sheet as of September 30, 2008 and December 31, 2007 and consolidating statements of operations and cash flows for the three and nine months ended September 30, 2008 and 2007. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU Holdings B.V., VNU International B.V., VNU Services B.V., ACN Holdings, Inc., The Nielsen Company (US) Inc. and the wholly-owned subsidiaries thereof, including the wholly owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen, Inc., in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are The Nielsen Company B.V. and the subsidiary issuers, Nielsen Finance LLC and Nielsen Finance Co., both wholly owned subsidiaries of the Company.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Condensed Consolidated Balance Sheet (Unaudited)

September 30, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$54	$270	$—	$325
Trade and other receivables, net	—	—	393	530	—	923
Prepaid expenses and other current assets	7	17	89	67	—	180
Intercompany receivables	346	62	373	405	(1,186)	—

Total current assets	354	79	909	1,272	(1,186)	1,428

Non-current assets
Property, plant and equipment, net	—	—	361	200	—	561
Goodwill	—	—	5,799	1,978	—	7,777
Other intangible assets, net	—	—	3,933	1,315	—	5,248
Deferred tax assets	3	26	210	80	—	319
Other non-current assets	17	114	498	163	—	792
Equity investment in subsidiaries	3,838	—	4,022	—	(7,860)	—
Intercompany loans	711	6,941	964	1,504	(10,120)	—

Total assets	$4,923	$7,160	$16,696	$6,512	$(19,166)	$16,125

Liabilities, minority interests and shareholders’ equity:
Current liabilities
Accounts payable and other current liabilities	$13	$61	$323	$531	$—	$928
Deferred revenues	—	—	274	168	—	442
Income tax liabilities	—	—	95	34	—	129
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	45	265	10	—	320
Intercompany payables	—	166	778	242	(1,186)	—

Total current liabilities	13	272	1,735	985	(1,186)	1,819

Non-current liabilities
Long-term debt and capital lease obligations	1,027	7,001	99	20	—	8,147
Deferred tax liabilities	—	—	1,604	154	—	1,758
Intercompany loans	—	—	9,166	954	(10,120)	—
Other non-current liabilities	26	78	254	182	—	540

Total liabilities	1,066	7,351	12,858	2,295	(11,306)	12,264

Minority interests	—	—	—	4	—	4

Total shareholders’ equity	3,857	(191)	3,838	4,213	(7,860)	3,857

Total liabilities, minority interests and shareholders’ equity	$4,923	$7,160	$16,696	$6,512	$(19,166)	$16,125

The Nielsen Company B.V.

Condensed Consolidated Balance Sheet

December 31, 2007

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$65	$333	$—	$399
Trade and other receivables, net	—	—	441	471	—	912
Prepaid expenses and other current assets	32	15	75	60	—	182
Intercompany receivables	430	109	338	315	(1,192)	—

Total current assets	463	124	919	1,179	(1,192)	1,493

Non-current assets
Property, plant and equipment, net	—	—	332	227	—	559
Goodwill	—	—	5,650	2,136	—	7,786
Other intangible assets, net	—	—	3,908	1,435	—	5,343
Deferred tax assets	3	33	116	83	—	235
Other non-current assets	20	130	515	173	—	838
Equity investment in subsidiaries	3,982	—	4,069	—	(8,051)	—
Intercompany loans	722	6,669	992	1,958	(10,341)	—

Total assets	$5,190	$6,956	$16,501	$7,191	$(19,584)	$16,254

Liabilities, minority interests and shareholders’ equity:
Current liabilities
Accounts payable and other current liabilities	$83	$77	$416	$559	$—	$1,135
Deferred revenues	—	—	322	180	—	502
Income tax liabilities	—	—	62	38	—	100
Current portion of long-term debt, capital lease obligations and short-term borrowings	6	45	132	30	—	213
Intercompany payables	41	150	841	160	(1,192)	—

Total current liabilities	130	272	1,773	967	(1,192)	1,950

Non-current liabilities
Long-term debt and capital lease obligations	1,066	6,787	155	29	—	8,037
Deferred tax liabilities	—	—	1,530	186	—	1,716
Intercompany loans	—	—	8,810	1,531	(10,341)	—
Other non-current liabilities	37	82	251	220	—	590

Total liabilities	1,233	7,141	12,519	2,933	(11,533)	12,293

Minority interests	—	—	—	4	—	4

Total shareholders’ equity	3,957	(185)	3,982	4,254	(8,051)	3,957

Total liabilities, minority interests and shareholders’ equity	$5,190	$6,956	$16,501	$7,191	$(19,584)	$16,254

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the three months ended September 30, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$667	$595	$(2)	$1,260

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	286	264	(2)	548
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	201	213	—	414
Depreciation and amortization	—	—	98	30	—	128
Restructuring costs	—	—	20	26	—	46

Operating income	—	—	62	62	—	124

Interest income	12	114	18	22	(162)	4
Interest expense	(21)	(136)	(148)	(20)	162	(163)
Loss on derivative instruments	—	(33)	(5)	—	—	(38)
Foreign currency exchange transaction gains, net	—	117	4	3	—	124
Equity in net income/(loss) of subsidiaries	43	—	83	—	(126)	—
Other income/(expense), net	—	—	5	(4)	—	1

Income/(loss) from continuing operations before income taxes, minority interests and equity in net loss of affiliates	34	62	19	63	(126)	52
Benefit/(provision) for income taxes	8	(21)	25	(22)	—	(10)
Minority interests	—	—	—	1	—	1
Equity in net loss of affiliates	—	—	(1)	—	—	(1)

Income/(loss) from continuing operations	42	41	43	42	(126)	42
Discontinued operations, net of tax	—	—	—	—	—	—

Net income/(loss)	$42	$41	$43	$42	$(126)	$42

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the three months ended September 30, 2007

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$644	$547	$(3)	$1,188

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	290	249	(3)	536
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	194	190	—	385
Depreciation and amortization	—	—	79	32	—	111
Restructuring costs	—	—	30	49	—	79

Operating (loss)/income	(1)	—	51	27	—	77

Interest income	10	134	21	27	(185)	7
Interest expense	(19)	(137)	(170)	(23)	185	(164)
Gain on derivative instruments	—	16	3	—	—	19
Foreign currency exchange transaction (losses), net	(1)	(54)	2	6	—	(47)
Equity in net (loss)/income of subsidiaries	(91)	—	(9)	—	100	—
Other (expense)/income, net	(1)	—	(2)	3	—	—

(Loss)/income from continuing operations before income taxes, minority interests and equity in net (loss)/income of affiliates	(103)	(41)	(104)	40	100	(108)
Benefit/(provision) for income taxes	3	15	21	(27)	—	12
Minority interests	—	—	—	—	—	—
Equity in net (loss)/income of affiliates	—	—	(8)	3	—	(5)

(Loss)/income from continuing operations	(100)	(26)	(91)	16	100	(101)

Income from discontinued operations, net of tax	—	—	—	1	—	1

Net (loss)/income	$(100)	$(26)	$(91)	$17	$100	$(100)

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the nine months ended September 30, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,997	$1,788	$(7)	$3,778

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	841	837	(7)	1,671
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	654	613	—	1,267
Depreciation and amortization	—	—	281	89	—	370
Restructuring costs	—	—	23	39	—	62

Operating income	—	—	198	210	—	408

Interest income	34	349	55	70	(494)	14
Interest expense	(61)	(405)	(456)	(57)	494	(485)
(Loss)/gain on derivative instruments	—	(10)	5	—	—	(5)
Foreign currency exchange transaction gains, net	—	37	—	6	—	43
Equity in net (loss)/income of subsidiaries	(11)	—	117	—	(106)	—
Other income/(expense), net	1	—	16	(19)	—	(2)

(Loss)/income from continuing operations before income taxes, minority interests and equity in net (loss)/income of affiliates	(37)	(29)	(65)	210	(106)	(27)
Benefit/(provision) for income taxes	12	10	58	(75)	—	5
Minority interests	—	—	—	—	—	—
Equity in net (loss)/income of affiliates	—	—	(4)	4	—	—

(Loss)/income from continuing operations	(25)	(19)	(11)	139	(106)	(22)
Loss from discontinued operations, net of tax	—	—	—	(3)	—	(3)

Net (loss)/income	$(25)	$(19)	$(11)	$136	$(106)	$(25)

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the nine months ended September 30, 2007

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,898	$1,539	$(8)	$3,429

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	827	739	(8)	1,558
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	621	548	—	1,170
Depreciation and amortization	—	—	252	82	—	334
Restructuring costs	—	—	64	70	—	134

Operating (loss)/ income	(1)	—	134	100	—	233

Interest income	33	394	41	70	(515)	23
Interest expense	(55)	(406)	(488)	(43)	515	(477)
Gain on derivative instruments	—	26	6	—	—	32
Foreign currency exchange transaction losses, net	(4)	(66)	(10)	(1)	—	(81)
Equity in net (loss)/income of subsidiaries	(211)	—	27	—	184	—
Other (expense)/income, net	(5)	(3)	19	(13)	—	(2)

(Loss)/income from continuing operations before income taxes, minority interests and equity in net (loss)/income of affiliates	(243)	(55)	(271)	113	184	(272)
Benefit/(provision) for income taxes	8	19	67	(62)	—	32
Minority interests	—	—	—	2	—	2
Equity in net (loss)/ income of affiliates	—	—	(7)	8	—	1

(Loss)/income from continuing operations	(235)	(36)	(211)	61	184	(237)

Income from discontinued operations, net of tax	—	—	—	2	—	2

Net (loss)/income	$(235)	$(36)	$(211)	$63	$184	$(235)

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$40	$56	$(80)	$124	$140

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(258)	—	(258)
Proceeds from sale of subsidiaries and affiliates, net	—	—	14	6	20
Additions to property, plant and equipment and other assets	—	—	(123)	(26)	(149)
Additions to intangible assets	—	—	(94)	(10)	(104)
Other investing activities	—	—	(1)	4	3

Net cash used in investing activities	—	—	(462)	(26)	(488)

Financing activities:
Net borrowings from revolving credit facility	—	—	185	—	185
Proceeds from issuances of other debt, net of issuance costs	—	213	3	1	217
Repayments of other debt	—	(34)	(139)	—	(173)
(Decrease)/increase in other short-term borrowings	(6)	—	15	(20)	(11)
Valcon capital contribution	79	—	—	—	79
Settlement of derivatives, intercompany and other financing activities	(113)	(235)	467	(127)	(8)

Net cash (used in)/provided by financing activities	(40)	(56)	531	(146)	289

Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(15)	(15)

Net decrease in cash and cash equivalents	—	—	(11)	(63)	(74)

Cash and cash equivalents at beginning of period	1	—	65	333	399

Cash and cash equivalents at end of period	$1	$—	$54	$270	$325

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2007

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(20)	$74	$(144)	$137	$47

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(782)	(54)	(836)
Proceeds from sale of subsidiaries and affiliates, net	—	—	—	389	389
Additions to property, plant and equipment and other assets	—	—	(66)	(42)	(108)
Additions to intangible assets	—	—	(63)	(14)	(77)
Purchases of marketable securities	—	—	(31)	—	(31)
Sale and maturities of marketable securities	—	—	166	—	166
Other investing activities	—	—	—	3	3

Net cash (used in)/provided by investing activities	—	—	(776)	282	(494)

Financing activities:
Net borrowings from revolving credit facility	—	—	125	—	125
Proceeds from issuances of other debt, net of issuance costs	—	347	98	—	445
Repayments of other debt	—	(361)	(8)	(1)	(370)
Increase/(decrease) in other short-term borrowings	6	—	(7)	(70)	(71)
Activity under stock plans	—	—	—	(3)	(3)
Settlement of derivatives, intercompany and other financing activities	13	(60)	531	(481)	3

Net cash provided by/(used in) financing activities	19	(74)	739	(555)	129

Effect of exchange-rate changes on cash and cash equivalents	—	—	10	17	27

Net decrease in cash and cash equivalents	(1)	—	(171)	(119)	(291)

Cash and cash equivalents at beginning of period	4	—	211	416	631

Cash and cash equivalents at end of period	$3	$—	$40	$297	$340

The Nielsen Company B.V.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our revenue is highly diversified by business segment, geography, and client. For the nine months ended September 30, 2008, 56% of our revenues were generated from our Consumer Services segment, 34% from our Media segment and the remaining 10% from our Business Media segment. We conduct our business activities in more than 100 countries. For the nine months ended September 30, 2008, 53% of our revenues were generated in the U.S., 10% in the Americas excluding the U.S., 27% in Europe, the Middle East and Africa, and the remaining 10% in the Asia Pacific.

Valcon Acquisition

On May 24, 2006, Nielsen was acquired through a tender offer to shareholders by Valcon Acquisition B.V. (“Valcon”), an entity formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, the “Sponsors”), which held 99.4% of Nielsen’s outstanding common shares as of December 31, 2007. In May 2008, Valcon acquired the remaining

Nielsen common shares through a statutory squeeze-out procedure, pursuant to Dutch legal and regulatory requirements and therefore held 100% of Nielsen’s outstanding common shares as of September 30, 2008. Valcon also acquired 100% of the Company’s preferred B shares in the period from May 24, 2006 to December 31, 2006 which were subsequently canceled. The common and preferred shares were delisted from the Euronext Amsterdam on July 11, 2006. Nielsen became a subsidiary of Valcon upon the consummation of the acquisition by Valcon (“Valcon Acquisition”).

Factors Affecting Our Financial Results

Foreign Currency

Our financial results are reported in U.S. Dollars and are therefore subject to the impact of movements in exchange rates on the translation of the financial information of individual businesses whose functional currencies are other than U.S. Dollars. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results. Nearly half of our total revenue is generated by international operations with the Euro being the largest individual foreign currency denomination. Approximately 15% and 14% of our revenue was denominated in Euro for the nine months ended September 30, 2008 and September 30, 2007, respectively, with an average U.S. Dollar to Euro exchange rate of $1.53 to €1.00 for the nine months ended September 30, 2008 and $1.34 to €1.00 for the nine months ended September 30, 2007.

Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

Acquisitions and Investments in Affiliates

On May 15, 2008, we completed our acquisition of IAG Research, Inc, subsequently rebranded as Nielsen IAG (“IAG”), for $222 million (including non-cash consideration of $1 million), which was net of $12 million of cash acquired. The acquisition will expand our television and internet analytics services through IAG’s measurement of consumer engagement with television programs, national commercials and product placements. Our initial allocation of the total purchase price resulted in an increase to goodwill of $220 million. During the three months ended September 30, 2008, we paid an additional $1 million in costs associated with the acquisition and also performed a preliminary valuation, which resulted in an allocation to intangible assets and a reduction of goodwill of $50 million, net of tax. We do not expect that any change in allocation of purchase price resulting from the final valuation will have a material impact on its consolidated financial statements.

For the nine months ended September 30, 2008, we paid cash consideration of $36 million associated with other acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions and as of September 30, 2008, we have recorded deferred consideration of $12 million, which is payable through January 2009. Had the IAG acquisition and other acquisitions occurred as of January 1, 2008, the impact on our consolidated results of operations would have been immaterial.

For the nine months ended September 30, 2007, we completed several acquisitions with an aggregate consideration, net of cash acquired, of $837 million and deferred consideration up to a maximum of $1 million, contingent on future performance. The most significant acquisitions were the purchase of the remaining minority interest of Nielsen BuzzMetrics ($47 million), on June 4, 2007, the purchase of the remaining minority interest of Nielsen//NetRatings ($328 million, including $33 million to settle all outstanding share-based awards), on June 22, 2007, and the acquisition of Telephia, Inc. (“Telephia”), on August 9, 2007, for approximately $453 million (including non-cash consideration of $6 million). Our preliminary allocation of the total purchase price for these acquisitions resulted in an increase to goodwill of $594 million and, in the nine months ended September 30, 2008, we finalized our valuation of these acquisitions resulting in a net allocation to intangible assets and a net reduction of goodwill of $11 million, net of tax. Had these acquisitions occurred as of January 1, 2007, the impact on our consolidated results of operations would have been immaterial. Prior to these acquisitions both Nielsen//NetRatings and Nielsen BuzzMetrics were our consolidated subsidiaries up to the ownership interest.

Divestitures

During the nine months ended September 30, 2008, the Company received $20 million in net proceeds associated with two divestitures within its Business Media segment and the final settlement of the sale of its Directories segment to World Directories. The impact of these transactions on our consolidated statement of operations was immaterial for all periods presented.

On February 8, 2007, Nielsen completed the sale of a significant portion of its Business Media Europe (“BME”) unit for $414 million in cash. During the nine months ended September 30, 2008, Nielsen recorded a charge of $3 million relating to the settlement of outstanding litigation associated with the disposed of unit.

During the nine months ended September 30, 2007, Nielsen recorded a gain on sale of discontinued operations of $18 million, of which $17 million primarily related to BME’s previously recognized currency translation adjustments from the date of the Valcon Acquisition to the date of sale and a pension curtailment and $1 million related to divestitures other than the sale of a significant portion of BME. No other material gain was recognized on the sale of a significant portion of BME because the sales price approximated the carrying value.

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

Results of Operations—Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30, (unaudited)
(IN MILLIONS)	2008	2007
Revenues	$3,778	$3,429

Cost of revenues, exclusive of depreciation and amortization shown separately below	1,671	1,558
Selling, general and administrative expenses exclusive of depreciation and amortization shown separately below	1,267	1,170
Depreciation and amortization	370	334
Restructuring costs	62	134

Operating income	408	233

Interest income	14	23
Interest expense	(485)	(477)
(Loss)/gain on derivative instruments	(5)	32
Foreign currency exchange transaction gains/(losses), net	43	(81)
Other expense, net	(2)	(2)

Loss from continuing operations, before income taxes, minority interests and equity in net income of affiliates	(27)	(272)

Benefit for income taxes	5	32
Minority interests	—	2
Equity in net income of affiliates	—	1

Loss from continuing operations	$(22)	$(237)

The following table sets forth certain supplemental revenue growth data for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, both on an as reported and constant currency basis. Our discussion of constant currency percentage changes removes both the positive and negative impacts of foreign exchange on our operating results:

	Nine Months Ended September 30, (unaudited)		% Variance 2008 vs. 2007
(IN MILLIONS)	2008	2007	Reported	Constant Currency
Revenues by segment
Consumer Services	$2,140	$1,908	12.2%	4.9%
Media	1,275	1,135	12.3%	11.4%
Business Media	366	389	(5.9)%	(6.4)%
Corporate and eliminations	(3)	(3)	NM	NM

Total	$3,778	$3,429	10.2%	5.8%

Consumer Services revenues by service
Retail Measurement Services	$1,467	$1,296	13.2%	5.0%
Consumer Panel Services	222	207	6.9%	2.7%
Customized Research Services	223	197	13.6%	7.2%
Other Services	228	208	9.6%	4.9%

Total	$2,140	$1,908	12.2%	4.9%

Media revenues by division
Media Measurement	$1,060	$931	13.7%	12.8%
Entertainment	115	120	(4.2)%	(5.2)%
Online	100	84	19.6%	19.6%

Total	$1,275	$1,135	12.3%	11.4%

Certain reclassifications have been made to the prior period amounts to conform to the September 30, 2008 presentation. We have reclassified the Claritas business from Consumer Services to Media, moved Spectra revenues from Other Services to Consumer Panel, and reclassified BuzzMetrics from Media Measurement to Online.

The following table sets forth, for the periods indicated, certain supplemental revenue data, calculated as percentages of our total revenue on an as reported basis:

	Nine Months Ended September 30, (Unaudited)
(% of Revenue)	2008	2007
Revenues by segment
Consumer Services	56%	56%
Media	34%	33%
Business Media	10%	11%

Total Nielsen	100%	100%

Revenues by geography
United States	53%	57%
Other Americas	10%	9%
The Netherlands	1%	1%
Other Europe, Middle East & Africa	26%	24%
Asia Pacific	10%	9%

Total Nielsen	100%	100%

Consumer Services revenues by service
Retail Measurement Services	38%	38%
Consumer Panel Services	6%	6%
Customized Research Services	6%	6%
Other Services	6%	6%

Total Consumer Services	56%	56%

Media revenues by division
Media Measurement	28%	28%
Entertainment	3%	3%
Online	3%	2%

Total Media	34%	33%

Business Media	10%	11%

When comparing our results for the nine months ended September 30, 2008 with results for the nine months ended September 30, 2007, the following should be noted:

Items affecting Operating Income for the nine months ended September 30, 2008

•	For the nine months ended September 30, 2008, foreign currency exchange rate fluctuations increased revenue growth by 4.4% and increased operating income growth by 9.9%.

•	We incurred $62 million of restructuring expense.

Items affecting Operating Income for the nine months ended September 30, 2007

•	We incurred $134 million of restructuring expense.

•	We incurred approximately $22 million in incremental expenses associated with deal related expenses, compensation agreements and recruiting costs for certain corporate executives.

Revenues

Nielsen Consolidated. Our revenues increased 10.2% to $3,778 million for the nine months ended September 30, 2008 versus $3,429 million for the nine months ended September 30, 2007. Constant currency revenues increased 5.8% driven by a 4.9% increase in Consumer Services and 11.4% increase in Media, partly offset by a 6.4% decline in Business Media.

Consumer Services. Revenues increased 12.2% to $2,140 million for the nine months ended September 30, 2008 versus $1,908 million for the nine months ended September 30, 2007. Constant currency revenue growth of 4.9% was driven by 5.0% growth in Retail Measurement Services, 2.7% growth in Consumer Panel revenues, 7.2% growth in Customized Research revenues and 4.9% growth in Other Services. Overall, there was continued double digit growth in Emerging Markets and Latin America fueled by growth of Retail Measurement and Customized Research revenues. Europe’s revenues continued to grow in the mid single digit range while Asia Pacific grew by low single digits. In North America, continued price compression in the U.S. resulted in flat growth, largely offsetting growth in Canada.

Media. Revenues for Media increased 12.3% to $1,275 million for the nine months ended September 30, 2008 versus $1,135 million for the nine months ended September 30, 2007. Constant currency revenue growth of 11.4% was largely due to a 7.6% increase in Nielsen Media Research (“NMR”) North America, 12.4% growth in NMR International, a 19.6% increase in Online revenues with growth in both the U.S. and international markets, and $58 million in incremental revenues resulting from the Telephia and IAG acquisitions, partly offset by a 5.2% decrease in Entertainment revenues, driven by lower studio testing revenues, and a 2.8% decline in Media Solutions revenues partly due to lower custom research and advertising related revenues. NMR North America’s growth continues as a result of increased demand for television audience measurement services, new business, price increases, and the Local People Meter (“LPM”) expansion.

Business Media. Revenues for the nine months ended September 30, 2008 were $366 million, a decline of 5.9% versus $389 million for the nine months ended September 30, 2007. On a constant currency basis, revenues decreased by 6.4% due to lower Publication advertising revenues caused by industry softness, and a slight decrease in Exposition revenues during the three months ended September 30, 2008 which was partly driven by the absence of a biennial show that occurred in 2007. This decrease in revenues on a constant currency basis was partially offset by continued eMedia revenue growth.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 7.0% to $1,671 million for the nine months ended September 30, 2008 versus $1,558 million for the nine months ended September 30, 2007. On a constant currency basis, cost of revenues increased by 2.3% driven primarily by revenue growth at Consumer and Media, and the impact of the Telephia and IAG acquisitions, partly offset by productivity savings following actions implemented under the Transformation Initiative in the past year, lower volume related savings at Entertainment, Media Solutions, and lower Publication costs at Business Media.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 8.7% to $1,267 million for the nine months ended September 30, 2008 versus $1,170 million for the nine months ended September 30, 2007. On a constant currency basis, selling, general and administrative expenses increased 4.5%, primarily attributable to continued investment in developing markets within Consumer Services, higher costs at Media related to the impact of the Telephia and IAG acquisitions and spending on product initiatives to support Media’s overall growth strategy. These increases were partly offset by headcount related savings at Business Media, lower share based compensation expense, and lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives.

Depreciation and Amortization

Depreciation and amortization increased 10.6% to $370 million for the nine months ended September 30, 2008 versus $334 million for the nine months ended September 30, 2007. On a constant currency basis, depreciation and amortization expense increased 8.2% driven by increased depreciation related to capital investment in hardware and software and increased amortization due to the impact of the Telephia and IAG acquisitions, partly offset by lower amortization on previously acquired intangible assets at Business Media.

Restructuring Costs

Transformation Initiative

In December 2006, we announced our intention to expand current cost-saving programs to all areas of our operations worldwide. We further announced strategic changes as part of a major corporate transformation (“Transformation Initiative”). The Transformation Initiative is designed to make us a more successful and efficient enterprise. As such, we are in the process of reducing costs by streamlining corporate functions, centralizing certain operational and information technology functions, leveraging global procurement, consolidating real estate, and expanding outsourcing or offshoring of certain other operational and production processes. Implementation of these initiatives will continue through the first six months of 2009.

We incurred $62 million in severance costs and other non-cash charges relating to employee terminations for the nine months ended September 30, 2008 and $101 million in severance costs for the nine months ended September 30, 2007. We also incurred $28 million in consulting fees and other related costs and $5 million in asset write-offs for the nine months ended September 30, 2007. Consulting fees and related costs have been or will be recorded at the time the obligation is incurred. All severance and consulting fees have been or will be settled in cash.

Operating Income

Operating income for the nine months ended September 30, 2008 was $408 million, versus $233 million for the nine months ended September 30, 2007, an increase of 75.5%. Excluding the above listed items affecting operating income from our respective 2008 and 2007 operating results, 2008 constant currency operating income increased 15.6% for the nine months ended September 30, 2008 versus the nine months ended September 30, 2007. Excluding the items affecting operating income listed above, constant currency operating income increased 14.3% at Consumer Services and 34.2% at Media reflecting solid top-line growth and benefits realized from our Transformation Initiative, and 10.3% at Business Media as cost savings and lower amortization expense offset the impact of lower revenues.

Interest Income and Expense

Interest income was $14 million for the nine months ended September 30, 2008 versus $23 million for the nine months ended September 30, 2007. Interest expense was $485 million for the nine months ended September 30, 2008 versus $477 million for the nine months ended September 30, 2007, an increase of 0.2% on a constant currency basis. This reflects the increased borrowing following our 2007 and 2008 acquisitions, partially offset by a decline in the weighted average interest rates of our senior secured credit facility.

(Loss)/Gain on Derivative Instruments

The loss on derivative instruments was $5 million for the nine months ended September 30, 2008 versus a gain of $32 million for the nine months ended September 30, 2007. The change resulted primarily from movements in the Euro relative to the U.S. Dollar in the current period as compared to the prior period, resulting from a foreign currency derivative instrument entered into during 2007.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction gains or losses, net, represent the net gain or loss on revaluation of external debt and intercompany loans. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.53 to €1.00 and $1.34 to €1.00 for the nine months ended September 30, 2008 and the nine months ended September 30, 2007, respectively.

Foreign currency exchange resulted in a $43 million gain for the nine months ended September 30, 2008 versus an $81 million loss recorded in the nine months ended September 30, 2007 as a result of the appreciation of the U.S. Dollar against the Euro and other currencies.

Loss from Continuing Operations before Income Taxes, Minority Interests and Equity in Net Income of Affiliates

For the nine months ended September 30, 2008, there was a $27 million loss from continuing operations before income taxes, minority interests and equity in net income of affiliates versus a $272 million loss for the nine months ended September 30, 2007. The current period compared with the prior period results primarily reflect improved operating performance as discussed above, lower restructuring expenses related to the Transformation Initiative, lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives, and foreign currency exchange gains that occurred during the nine months ended September 30, 2008.

Benefit for Income Taxes

We operate in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

The effective tax rates for the nine months ended September 30, 2008 and 2007 were 19% (benefit) and 12% (benefit) respectively. The effective tax benefit rate for the nine months ended September 30, 2008 was lower than the Dutch statutory rate primarily due to interest on the tax accruals, state and foreign withholding taxes and certain non-deductible charges which are partially offset by favorable audit settlements and the impact of the tax rate differences in other jurisdictions where we file tax returns. The effective benefit tax rate for the nine months ended September 30, 2007 was lower than the Dutch statutory rate primarily as a result of establishing a valuation allowance on foreign tax credits.

Liabilities for unrecognized income tax benefits totaled $166 million and $195 million as of September 30, 2008 and December 31, 2007, respectively.

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

Results of Operations—Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, (unaudited)
(IN MILLIONS)	2008	2007
Revenues	$1,260	$1,188

Cost of revenues, exclusive of depreciation and amortization shown separately below	548	536
Selling, general and administrative expenses exclusive of depreciation and amortization shown separately below	414	385
Depreciation and amortization	128	111
Restructuring costs	46	79

Operating income	124	77

Interest income	4	7
Interest expense	(163)	(164)
(Loss)/gain on derivative instruments	(38)	19
Foreign currency exchange transaction gains/(losses), net	124	(47)
Other income, net	1	—

Income/(loss) from continuing operations, before income taxes, minority interests and equity in net loss of affiliates	52	(108)

(Provision)/benefit for income taxes	(10)	12
Minority interests	1	—
Equity in net loss of affiliates	(1)	(5)

Income/(loss) from continuing operations	$42	$(101)

The following table sets forth certain supplemental revenue growth data for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, both on an as reported and constant currency basis. Our discussion of constant currency percentage changes removes both the positive and negative impacts of foreign exchange on our operating results:

	Three Months Ended September 30, (unaudited)		% Variance 2008 vs. 2007
(IN MILLIONS)	2008	2007	Reported	Constant Currency
Revenues by segment
Consumer Services	$714	$667	7.1%	2.3%
Media	435	395	9.9%	9.5%
Business Media	113	128	(11.7)%	(12.3)%
Corporate and eliminations	(2)	(2)	NM	NM

Total	$1,260	$1,188	6.1%	3.2%

Consumer Services revenues by service
Retail Measurement Services	$485	$447	8.6%	2.9%
Consumer Panel Services	72	68	5.0%	2.2%
Customized Research Services	77	72	7.1%	4.4%
Other Services	80	80	0.3%	(3.0)%

Total	$714	$667	7.1%	2.3%

Media revenues by division
Media Measurement	$362	$324	11.0%	10.7%
Entertainment	39	40	(3.2)%	(3.5)%
Online	34	31	11.5%	11.5%

Total	$435	$395	9.9%	9.5%

Certain reclassifications have been made to the prior period amounts to conform to the September 30, 2008 presentation. We reclassified the Claritas business from Consumer Services to Media, moved Spectra revenues from Other Services to Consumer Panel, and reclassified BuzzMetrics from Media Measurement to Online.

The following table sets forth, for the periods indicated, certain supplemental revenue data, calculated as percentages of our total revenue on an as reported basis:

	Three Months Ended September 30, (Unaudited)
(% of Revenue)	2008	2007
Revenues by segment
Consumer Services	57%	56%
Media	34%	33%
Business Media	9%	11%

Total Nielsen	100%	100%

Revenues by geography
United States	52%	55%
Other Americas	10%	10%
The Netherlands	1%	1%
Other Europe, Middle East & Africa	27%	24%
Asia Pacific	10%	10%

Total Nielsen	100%	100%

Consumer Services revenues by service
Retail Measurement Services	39%	38%
Consumer Panel Services	6%	6%
Customized Research Services	6%	6%
Other Services	6%	6%

Total Consumer Services	57%	56%

Media revenues by division
Media Measurement	28%	27%
Entertainment	3%	3%
Online	3%	3%

Total Media	34%	33%

Business Media	9%	11%

When comparing our results for the three months ended September 30, 2008 with results for the three months ended September 30, 2007, the following should be noted:

Items affecting Operating Income for the three months ended September 30, 2008

•	For the three months ended September 30, 2008, foreign currency exchange rate fluctuations increased revenue growth by 2.9% and increased operating income growth by 9.4%.

•	We incurred $46 million of restructuring expense.

Items affecting Operating Income for the three months ended September 30, 2007

•	We incurred $79 million of restructuring expense.

•	We incurred approximately $2 million in deal related costs and incremental expenses associated with compensation agreements and recruiting costs for certain corporate executives.

Revenues

Nielsen Consolidated. Our revenues increased 6.1% to $1,260 million for the three months ended September 30, 2008 versus $1,188 million for the three months ended September 30, 2007. Constant currency revenues increased 3.2% driven by a 2.3% increase at Consumer Services and a 9.5% increase at Media, partly offset by a 12.3% decline in Business Media revenues.

Consumer Services. Revenues increased 7.1% to $714 million for the three months ended September 30, 2008 versus $667 million for the three months ended September 30, 2007. Constant currency revenue growth of 2.3% was largely due to a 2.9% growth in Retail Measurement Services, 4.4% growth in Customized Research revenues, and 2.2% growth in Consumer Panel, while Other Services revenues declined by 3.0% as a result of lower BASES revenues in the U.S. and Europe. Emerging Markets and Latin America continued to grow in the double digit range driven by Retail Measurement and Customized Research growth. Both Europe and North America experienced low single digit growth as both regions were impacted by a decline in BASES revenue and the U.S. was impacted by continuing price compression. Asia Pacific declined by 2.1% primarily as a result of a Customized Research revenue shortfall.

Media. Revenues for Media increased 9.9% to $435 million for the three months ended September 30, 2008 versus $395 million for the three months ended September 30, 2007. Constant currency revenue growth of 9.5% is largely due to a 5.5% increase in NMR North America, 10.4% growth in NMR International, 11.5% increase in Online revenues, and $22 million in incremental revenues as a result of the Telephia and IAG acquisitions, partly offset by a 5.5% decline in Media Solutions revenues due in part to lower custom research and advertising related revenues, and a 3.5% decrease in Entertainment revenues due partly to lower studio testing revenues. NMR North America’s growth was due to increased demand for television audience measurement services, new business, price increases, and the LPM expansion.

Business Media. Revenues for the three months ended September 30, 2008 were $113 million versus $128 million for the three months ended September 30, 2007. Constant currency revenues declined by 12.3% due to lower Publication advertising revenues caused by industry softness, and a decline in Exposition revenues during the three months ended September 30, 2008 which was partly driven by the absence of a biennial show that occurred in 2007. This decrease in revenues on a constant currency basis was partially offset by continued eMedia revenue growth.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 1.7% to $548 million for the three months ended September 30, 2008 versus $536 million for the three months ended September 30, 2007. On a constant currency basis, cost of revenues decreased by 1.2% due primarily to lower Publication costs at Business Media, Consumer U.S. savings that offset volume related increases across the other Consumer regions, productivity savings at NMR North America, and lower volume related savings at Entertainment and Media Solutions, partly offset by the impact of the Telephia and IAG acquisitions.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 8.1% to $414 million for the three months ended September 30, 2008 versus $385 million for the three months ended September 30, 2007, an increase of 5.4% in constant currency. The increase in constant currency selling, general and administrative expenses was primarily attributable to continued investment for top-line growth in developing markets within Consumer Services, higher costs at Media related to the impact of the Telephia and IAG acquisitions and spending on product initiatives to support Media’s overall growth strategy. These increases were partly offset by savings from headcount relations at Business Media, lower share based compensation expense, and lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives.

Depreciation and Amortization

Depreciation and amortization increased 15.2% to $128 million for the three months ended September 30, 2008 versus $111 million for the three months ended September 30, 2007. On a constant currency basis, depreciation and amortization expense increased 13.6% driven by increased depreciation related to capital investment in hardware and software and increased amortization due to the impact of the Telephia and IAG acquisitions.

Restructuring Costs

We incurred $46 million in severance costs and other non-cash charges relating to employee terminations for the three months ended September 30, 2008. We incurred $71 million in severance costs and $8 million in consulting fees and other costs for the three months ended September 30, 2007.

Operating Income

Operating income for the three months ended September 30, 2008 was $124 million, versus $77 million for the three months ended September 30, 2007, an increase of 61.7%. Excluding the above listed items affecting operating income from the our respective 2008 and 2007 operating results, our 2008 constant currency operating income increased 3.6% for the three months ended September 30, 2008 versus the three months ended September 30, 2007. Excluding the items affecting operating income listed above, constant currency operating income increased 4.1% at Consumer Services, 23.7% at Media as a result of solid top line growth and benefits realized from our Transformation Initiative, and 1.8% at Business Media as headcount related cost savings and lower amortization offset the impact of lower revenues.

Interest Income and Expense

Interest income was $4 million for the three months ended September 30, 2008 versus $7 million for the three months ended September 30, 2007. Interest expense was $163 million for the three months ended September 30, 2008 versus $164 million for the three months ended September 30, 2007, a decrease of 2.9% excluding the unfavorable impact of foreign exchange. This reflects a slight decline in the weighted average interest rates of our senior secured credit facility.

(Loss)/Gain on Derivative Instruments

The loss on derivative instruments was $38 million for the three months ended September 30, 2008 versus a gain of $19 million for the three months ended September 30, 2007. The change resulted primarily from movements in the Euro relative to the U.S. Dollar in the current period as compared to the prior period, which resulted from a foreign currency derivative instrument entered into during 2007.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction gains or losses, net, represent the net gain or loss on revaluation of external debt and intercompany loans. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.51 to €1.00 and $1.37 to €1.00 for the three months ended September 30, 2008 and the three months ended September 30, 2007, respectively.

Foreign currency exchange resulted in a $124 million gain for the three months ended September 30, 2008 versus a $47 million loss recorded in the three months ended September 30, 2007 as a result of the appreciation of the U.S. Dollar against the Euro and other currencies.

Income/(Loss) from Continuing Operations before Income Taxes, Minority Interests and Equity in Net Loss of Affiliates

For the three months ended September 30, 2008, there was a $52 million income from continuing operations before income taxes, minority interests and equity in net loss of affiliates versus a $108 million loss for the three months ended September 30, 2007. The current period compared with the prior period results primarily reflect improved operating performance as discussed above, lower restructuring expenses related to the Transformation Initiative, lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives, and a foreign currency exchange gain in the three months ended September 30, 2008.

(Provision)/Benefit for Income Taxes

The effective tax rates for the three months ended September 30, 2008 and 2007 were 19% expense and 11% (benefit) respectively. The effective tax rate for the three months ended September 30, 2008 was lower than the statutory rate primarily due to favorable audit settlements in foreign jurisdictions that occurred in the quarter. The effective tax rate for the three months ended September 30, 2007 was lower than the Dutch statutory rate primarily as a result of a valuation allowance on foreign tax credits.

Liquidity and Capital Resources

Overview

Since the Valcon Acquisition and related financing, our contractual obligations, commitments and debt service requirements over the next several years are significant and are substantially higher than historical amounts. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash.

We believe we will have available resources to meet both our short-term and long-term liquidity requirements, senior secured including debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations, and capital spending over the next year. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise. Although we have not accessed the capital markets subsequent to September 30, 2008, it is possible that changes to global economic conditions could adversely affect our cash flows through increased interest costs or our ability to obtain external financing or to refinance existing indebtedness.

Use of Proceeds of Transactions and other Financing Transactions

•	In February 2008, we entered into a 2-year interest rate swap agreement which fixed the LIBOR-related portion of the interest rates for $500 million of our variable rate debt.

•

Effective April 2, 2008, we obtained a 25 basis point reduction of the applicable margin on its U.S. Dollar and Euro senior secured term loan facilities as a result of achieving a secured leverage ratio below 4.25 as of December 31, 2007. In addition, we obtained a 25 basis point reduction of the applicable margin on our senior secured revolving credit facility as a result of achieving a total leverage ratio below 6.0 as of December 31, 2007.

•

On April 16, 2008, Nielsen Finance LLC and Nielsen Finance Co., the Company’s subsidiaries, consummated a private offering of $220 million aggregate principal amount of their 10% Senior Notes due 2014 (the “Notes”). The net proceeds of the private offering were used to finance our acquisition of IAG and to pay related fees and expenses and the Notes were subsequently registered in July 2008.

Cash Flows

At September 30, 2008, cash and cash equivalents were $325 million and our total indebtedness was $8,467 million. In addition, we also had $493 million available for borrowing under our senior secured revolving credit facility at September 30, 2008.

Operating activities. Net cash provided by operating activities was $140 million for the nine months ended September 30, 2008, compared to $47 million for the nine months ended September 30, 2007. The primary drivers for the increase in cash flows from operating activities were the growth in business operating income as well as lower interest payments, offset by the timing of client receipts, vendor payments and increased bonus, pension and one-time payments in 2008.

Investing activities. Net cash used in investing activities was $488 million for the nine months ended September 30, 2008, compared to $494 million for the nine months ended September 30, 2007. The decrease in net cash used was primarily due to a $578 million reduction of acquisition related expenditures offset by the impact of the 2007 sale of marketable securities, lower proceeds from sale of subsidiaries of $369 million and increased capital expenditures. Capital expenditures for property, plant, equipment, software and other assets totaled $253 million for the nine months ended September 30, 2008 versus $185 million for the nine months ended September 30, 2007. The primary reason for the increase in capital expenditures is continued LPM expansion by NMR and investments in computer hardware and software.

Financing activities. Net cash provided by financing activities was $289 million for the nine months ended September 30, 2008, compared to $129 million for the nine months ended September 30, 2007. The higher source of cash was mainly driven by higher net borrowings on the senior secured revolving credit facility, lower repayments of other debt and 2008 capital contributions from Valcon offset by lower proceeds from issuances of other debt.

Covenant EBITDA

Our senior secured credit facility contains a covenant that requires our wholly-owned subsidiary Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a maximum ratio of consolidated total net debt, excluding Nielsen net debt, to Covenant EBITDA of 10.0 to 1.0, calculated for the trailing four quarters (as determined under our senior secured credit facility), commencing with the fiscal quarter ended September 30, 2007. For test periods commencing:

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

Failure to comply with either of these covenants would result in an event of default under our senior secured credit facility unless waived by our senior credit lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our senior secured credit facility and these covenants are material to us. As of September 30, 2008, we were in compliance with the covenants described above.

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

The following is a reconciliation of our loss from continuing operations, for the three and twelve months ended September 30, 2008, to Covenant EBITDA as defined above under our senior secured credit facilities:

	Covenant EBITDA (unaudited)
(IN MILLIONS)	Three months ended September 30, 2008	Twelve months ended September 30, 2008
Income/(loss) from continuing operations	$42	$(67)
Interest expense, net	158	635
Provision for income taxes	10	45
Depreciation and amortization	128	493

EBITDA	338	1,106
Non-cash charges(1)	8	33
Unusual or non-recurring items(2)	(73)	45
Restructuring charges and business optimization costs(3)	49	77
Cost savings(4)	n/a	75
Sponsor monitoring fees(5)	3	11
Other(6)	13	9

Covenant EBITDA	$338	$1,356

Credit Statistics:
Current portion of long term debt, capital lease obligation and other short-term borrowings	$320
Long term debt and capital lease obligations	8,147

Total debt	8,467

Cash and cash equivalents	325
Less: Cash of unrestricted subsidiaries	(8)
Less: Additional deduction per credit agreement	(10)

Cash and cash equivalents excluding cash of unrestricted subsidiaries/deduction	307

Net debt, including Nielsen net debt(7)	8,160
Less: Unsecured debenture loans	(2,868)
Less: Other unsecured net debt	(9)

Secured net debt(8)	$5,283

Net debt, excluding $355 million (at September 30, 2008) of Nielsen net debt(9)	$7,805
Ratio of secured net debt to Covenant EBITDA	3.9
Ratio of net debt (excluding Nielsen net debt) to Covenant EBITDA(10)	5.8
Consolidated interest expense, including Nielsen interest expense(11)	508
Ratio of Covenant EBITDA to Consolidated Interest Expense, including Nielsen interest expense	2.7

(1)	Consists of non-cash items that are permitted adjustments in calculating covenant compliance under the senior secured credit facility, primarily stock-based compensation expense.

(2)	Unusual or non-recurring items include (amounts in millions):

	Three months ended September 30, 2008	Twelve months ended September 30, 2008
Deferred Revenue Purchase Price Adjustment(a)	$—	$1
Currency exchange rate differences on financial transactions and other gains(b)	(125)	(20)
Compensation arrangements/deal costs/legal settlements(c)	2	20
Duplicative running costs(d)	8	31
U.S. Listing/Consulting Fees Costs	3	12
Gain on Derivative Instruments	38	(3)
Other(e)	1	4

Total	$(73)	$45

(a)	Purchase Price Adjustment to Deferred Revenue which reduces revenue resulting from the purchase accounting for the Telephia Acquisition in 2007.

(b)	Represents foreign exchange gains or losses on revaluation of external debt and intercompany loans.

(c)	Represents payments incurred in connection with compensation arrangements and recruiting expenses for certain corporate executives, NetRatings/Telephia deal costs, and legal settlements.

(d)	Represents the costs incurred in Europe as a result of the parallel running of data factory systems expected to be eliminated. Also includes duplicative Transformation Initiative running costs.

(e)	Includes other unusual or non-recurring items that are required or permitted adjustments in calculating covenant compliance under the senior secured credit facility.

(3)	Restructuring charges and business optimization costs (including costs associated with Transformation Initiative), severance and relocation costs.

(4)	Represents the amount of run rate cost savings related to the Transformation Initiative projected by us in good faith to be realized as a result of specified actions. Run rate savings represent estimated annualized savings expected to be realized one year from September 30, 2008. We do not make specific assumptions relating to run rate cost savings on an interim basis. See Note 6 to the condensed consolidated financial statements, “Restructuring Activities”, contained in Part I, Item 1 above for discussion of the Transformation Initiative.

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

(5)	Represents the annual Sponsor monitoring fees effective as of the acquisition date, to be increased by 5% on an annual basis.

(6)	These adjustments include the pro forma EBITDA impact of businesses that were acquired during the last twelve months, gain on sale of fixed assets, subsidiaries and affiliates, dividends received from affiliates; equity in net income of affiliates, and the exclusion of Covenant EBITDA attributable to unrestricted subsidiaries.

(7)	Net debt, including Nielsen net debt, is not a defined term under GAAP. Net debt is calculated as total debt less cash and cash equivalents at September 30, 2008 excluding a contractual $10 million threshold.

(8)	The net secured debt is the consolidated total net debt that is secured by a lien on any assets or property of a loan party or a restricted subsidiary.

(9)	Net debt, as defined, excluding $355 million of Nielsen net debt, is not a defined term under GAAP. Nielsen and our unrestricted subsidiaries are not subject to the restrictive covenants contained in the senior secured credit facility, and Nielsen’s Senior Discount Notes are not considered obligations of any of Nielsen’s subsidiaries. Therefore, these notes will not be taken into account when calculating the ratios under the senior secured credit facility.

(10)	For the reasons discussed in footnote (9) above, the ratio of net debt (excluding Nielsen’s Senior Discount Notes) to Covenant EBITDA presented above does not include $355 million of Nielsen net indebtedness.

(11)	Consolidated interest expense is not a defined term under GAAP. Consolidated interest expense for any period is defined in our senior secured credit facility as the sum of (i) the cash interest expense of Nielsen Holding and Finance B.V. and its subsidiaries with respect to all outstanding indebtedness, including all commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance and net costs under swap contracts, net of cash interest income, and (ii) any cash payments in respect of the accretion or accrual of discounted liabilities during such period related to borrowed money (with a maturity of more than one year) that were amortized or accrued in a previous period, excluding, in each case, however, among other things, the amortization of deferred financing costs and any other amounts of non-cash interest, the accretion or accrual of discounted liabilities during such period, commissions, discounts, yield and other fees and charges incurred in connection with certain permitted receivables financing and all non-recurring cash interest expense consisting of liquidated damages for failure to timely comply with registration rights obligations and financing fees. Consolidated interest expense, including Nielsen interest expense, is not a defined term under GAAP. Consolidated interest expense, including Nielsen interest expense, is calculated as total consolidated interest expense for the four consecutive fiscal quarter periods ended on September 30, 2008, including $40 million of interest expense of Nielsen as follows:

(IN MILLIONS)
Cash Interest Income	$23
Cash Interest Expense	516

Net Cash Interest Expense for the twelve months ended September 30, 2008	493
Plus: Pro Forma impact for the acquisitions and divestitures	15

Pro Forma Cash Interest Expense for the twelve months ended September 30, 2008	$508

See “—Liquidity and Capital Resources” for further information on our indebtedness and covenants.

Transactions with Sponsors and Other Related Parties

We recorded $8 million in selling, general and administrative expenses related to Sponsor management fees, travel and consulting for both the nine months ended September 30, 2007 and September 30, 2008.

During the second quarter of 2008, we repaid all previously outstanding loans with both Valcon and Dutch Holdco. A portion of the repayments was used by Valcon to acquire the remaining outstanding Nielsen common shares through a statutory squeeze-out procedure, pursuant to Dutch legal and regulatory requirements.

At September 30, 2008, short-term debt included $3 million payable to Dutch Holdco. We recorded $2 million and $3 million in interest expense from loans with related parties for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Commitments and Contingencies

Outsourced Services Agreement

On February 19, 2008, AC Nielsen (US), Inc., a subsidiary of Nielsen, amended and restated its Master Services Agreement dated September 16, 2004 (“MSA”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly “TCS”). The term of the amended and restated MSA is for ten years, effective October 1, 2007; with a one year renewal option granted to us, during which ten year period (or if we exercise our renewal option, eleven year period) we have committed to purchase at least $1 billion in services from TCS. Unless mutually agreed, the payment rates for services under the amended and restated MSA are not subject to adjustment due to inflation or changes in foreign currency exchange rates. TCS will provide us with Information Technology, Applications Development and Maintenance and Business Process Outsourcing services globally. The amount of the purchase commitment may be reduced upon the occurrence of certain events, some of which also provide us with the right to terminate the agreement.

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

Legal Proceedings and Contingencies

We are subject to litigation and other claims in the ordinary course of business; however, except as described below and in Note 13 to the condensed consolidated financial statements, there are no other pending actions, suits or proceedings against or affecting us which, if determined adversely to us, would in our view, individually or in the aggregate, have a material effect on our business, consolidated financial position or results of operations.

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

In connection with the acquisition of NMR, Nielsen recorded in 1999, a liability for NMR’s aggregate liability for payments related to the D&B Legacy Tax Matters. During the three months ended September 30, 2008, we paid $6 million to settle our portion of one of the outstanding tax matters previously in arbitration, including $1 million in interest. As of September 30, 2008, we had $10 million of remaining accruals, which are considered to be adequate to cover any liabilities associated with the remaining matters.

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

Foreign Currency Exchange Risk

We operate globally, deriving approximately 46% of revenues for the nine months ended September 30, 2008 in currencies other than the U.S. Dollar. We predominantly generate revenue and expenses in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure.

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

The table below details the percentage of revenues and expenses by currency for the period from January 1, 2008 to September 30, 2008:

	U.S. Dollars	Euro	Other Currencies
Revenues	54%	15%	31%
Operating costs	53%	17%	30%

Based on the twelve months ended December 31, 2007, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $5 million annually, with an immaterial impact on operating income.

Interest Rate Risk

At September 30, 2008, we had $5,541 million nominal amount of debt under our senior secured credit facilities and our EMTN floating rate notes which are based on a floating rate index. A one percentage point increase in these floating rates would increase our annual interest expense by approximately $55 million. Given our exposure to volatility in floating rates, we evaluated hedging opportunities and entered into hedging transactions in November 2006, January 2007 and February 2008. After giving effect to these interest rate swap agreements, a one percentage point increase in interest rates would increase interest expense by approximately $19 million. As a result of our hedging strategies, the rate of interest that we pay on our indebtedness was not significantly affected by recent fluctuations in interest rates resulting from current adverse conditions in global credit markets.

Derivative instruments involve, to varying degrees, elements of non-performance, or credit risk. We do not believe that we currently face a significant risk of loss in the event of non-performance by the counterparties associated with these instruments, as these transactions were executed with a diversified group of major financial institutions with a minimum investment-grade or better credit rating. Our credit risk exposure is managed through the continuous monitoring of our exposures to such counterparties.

Recent developments in the U.S. and global financial markets have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

4.3

Sixth Supplemental Indenture, dated as of July 15, 2008, among Nielsen IAG, Inc., Nielsen Finance LLC, Nielsen Finance Co., the Guarantors as defined therein and Law Debenture Trust Company of New York, as Trustee

4.4

Seventh Supplemental Indenture, dated as of July 15, 2008, among Nielsen IAG, Inc., Nielsen Finance LLC, Nielsen Finance Co., the Guarantors as defined therein and Law Debenture Trust Company of New York, as Trustee

4.5

Seventh Supplemental Indenture, dated as of July 15, 2008, among RewardTV, Inc., Nielsen Finance LLC, Nielsen Finance Co., the Guarantors as defined therein and Law Debenture Trust Company of New York, as Trustee

4.6

Eighth Supplemental Indenture, dated as of July 15, 2008, among RewardTV, Inc., Nielsen Finance LLC, Nielsen Finance Co., the Guarantors as defined therein and Law Debenture Trust Company of New York, as Trustee

4.7

Eighth Supplemental Indenture, dated as of September 24, 2008, among ACNielsen eRatings.com, Nielsen Finance LLC, Nielsen Finance Co., the Guarantors as defined therein and Law Debenture Trust Company of New York, as Trustee

4.8

Ninth Supplemental Indenture, dated as of September 24, 2008, among ACNielsen eRatings.com, Nielsen Finance LLC, Nielsen Finance Co., the Guarantors as defined therein and Law Debenture Trust Company of New York, as Trustee

10.2		Amendment No. 1 to the Amended and Restated Master Services Agreement by and between Tata America International Corporation & Tata Consultancy Services Limited and ACNielsen (US), Inc.

10.3		Amendment No. 2 to the Amended and Restated Master Services Agreement by and between Tata America International Corporation & Tata Consultancy Services Limited and ACNielsen (US), Inc.

10.13	(c)	Amendment to The Nielsen Company Deferred Compensation Plan, dated October 28, 2008.

31.1		CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2		CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V.
(Registrant)

/s/ David E. Berger
Date: November 13, 2008	David E. Berger
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer

EXHIBITS

Exhibit Number		Description of Exhibits

4.3

Sixth Supplemental Indenture, dated as of July 15, 2008, among Nielsen IAG, Inc., Nielsen Finance LLC, Nielsen Finance Co., the Guarantors as defined therein and Law Debenture Trust Company of New York, as Trustee

4.4

Seventh Supplemental Indenture, dated as of July 15, 2008, among Nielsen IAG, Inc., Nielsen Finance LLC, Nielsen Finance Co., the Guarantors as defined therein and Law Debenture Trust Company of New York, as Trustee

4.5

Seventh Supplemental Indenture, dated as of July 15, 2008, among RewardTV, Inc., Nielsen Finance LLC, Nielsen Finance Co., the Guarantors as defined therein and Law Debenture Trust Company of New York, as Trustee

4.6

Eighth Supplemental Indenture, dated as of July 15, 2008, among RewardTV, Inc., Nielsen Finance LLC, Nielsen Finance Co., the Guarantors as defined therein and Law Debenture Trust Company of New York, as Trustee

4.7

Eighth Supplemental Indenture, dated as of September 24, 2008, among ACNielsen eRatings.com, Nielsen Finance LLC, Nielsen Finance Co., the Guarantors as defined therein and Law Debenture Trust Company of New York, as Trustee

4.8

Ninth Supplemental Indenture, dated as of September 24, 2008, among ACNielsen eRatings.com, Nielsen Finance LLC, Nielsen Finance Co., the Guarantors as defined therein and Law Debenture Trust Company of New York, as Trustee

10.2		Amendment No. 1 to the Amended and Restated Master Services Agreement by and between Tata America International Corporation & Tata Consultancy Services Limited and ACNielsen (US), Inc.

10.3		Amendment No. 2 to the Amended and Restated Master Services Agreement by and between Tata America International Corporation & Tata Consultancy Services Limited and ACNielsen (US), Inc.

10.13	(c)	Amendment to The Nielsen Company Deferred Compensation Plan, dated October 28, 2008.

31.1		CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2		CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)