Form 10-K
period 2008-12-31
Nielsen CO B.V.
filed 2009-03-27
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by nonaffiliates is zero. The registrant is a privately held corporation.

There were 258,463,857 shares of the registrant’s Common Stock outstanding as of March 26, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Except where otherwise expressly stated or the context suggests otherwise, the terms “Nielsen,” “Company,” “we,” “us” and “our” refer to The Nielsen Company B.V.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “believe,” “estimate,” “forecast,” “project” and other words of similar meaning. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to:

•

general economic conditions, including the effects of the current economic downturn on advertising spending levels, the costs of, and demand for, consumer packaged goods, media, entertainment and technology products and any interest rate or exchange rate fluctuations;

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

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

Item 1.	Business.

Our Company

We are a leading global information and media company providing essential integrated marketing and media measurement information, analytics and industry expertise to clients across the world. In addition, our trade shows, online media assets and publications occupy leading positions in a number of their targeted end markets. Through our broad portfolio of products and services, we track sales of consumer products, report on television viewing habits in countries representing more than 60% of the world’s population, measure internet audiences and produce trade shows, print publications and online newsletters. For the year ended December 31, 2008, we generated revenue of $5,012 million and Covenant EBITDA (as defined herein) of $1,343 million. We currently operate, and therefore report, in three segments: Consumer Services, Media and Business Media.

Our Consumer Services segment provides critical consumer behavior information and analysis primarily to businesses in the consumer packaged goods industry. Nielsen is a global leader in retail measurement services and in longitudinal consumer household panel data. Our extensive database of retail and consumer information, combined with advanced analytical capabilities, yields valuable strategic insights and information that influence our clients’ critical business decisions such as enhancing brand management strategies, developing and launching new products, identifying new marketing opportunities and improving marketing return on investment.

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

Our revenue is highly diversified by business segment and geography. In 2008, 56% of our revenues were generated from our Consumer Services segment, 35% from our Media segment and the remaining 9% from our Business Media segment. We conduct our business activities in approximately 100 countries, with 53% of our revenues generated in the U.S., 10% in North and South America excluding the U.S., 27% in Europe, the Middle East and Africa, and the remaining 10% in Asia Pacific. No single client accounted for more than 5% of our total revenue in 2008.

Recent Developments

In March 2009 we purchased and cancelled approximately GBP 101 million of our total GBP 250 million outstanding 5.625% EMTN debenture notes pursuant to a cash tender offer, whereby we paid, and participating note holders received, a price of £940 per £1,000 in principal amount of the notes, plus accrued interest. In conjunction with this tender offer we satisfied a portion of the remarketing settlement value with the two holders of a remarketing option associated with the notes and also unwound a portion of our existing GBP/Euro cross-currency swap. We do not expect to record a material gain or loss in the first quarter of 2009 as a result of the combined elements of this transaction.

In January 2009, we issued $330 million in aggregate principal amount of 11.625% Senior Notes due 2014 at an issue price of $297 million, with cash proceeds of approximately $291 million, net of estimated fees and expenses.

On December 18, 2006, we announced a corporate strategy and related restructuring to integrate our various service offerings, historically conducted in separate businesses, into a single organization focused on four major areas: sales and client service, product development and product management, global business services combining all of our information technology systems, facilities and operations, and corporate functions including finance, human resources, legal and communications. This ongoing restructuring program, referred to as the “Transformation Initiative”, is comprised of several strategic initiatives designed to make us a more successful and efficient enterprise. From the inception of the plan through December 31, 2008, we have recognized restructuring charges of approximately $330 million, of which approximately $300 million relates to severance costs associated with the termination of approximately 6,100 employees. Implementation of these initiatives is expected to continue through 2009.

On February 19, 2008, we amended and restated our Master Services Agreement dated June 16, 2004 (“MSA”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly “TCS”). The term of the amended and restated MSA is for ten years, effective October 1, 2007; with a one year renewal option granted to us, during which ten year period (or if we exercise our renewal option, eleven year period) we have committed to purchase at least $1 billion in services from TCS. Unless mutually agreed, the payment rates for services under the amended and restated MSA are not subject to adjustment due to inflation or changes in foreign currency exchange rates. TCS will provide us with information technology, applications development and maintenance and business process outsourcing services globally. The amount of the purchase commitment may be reduced upon the occurrence of certain events, some of which also provide us with the right to terminate the agreement. In addition, we entered into an agreement with TCS to outsource our global information technology infrastructure services. The agreement has an initial term of seven years, and provides for TCS to manage our infrastructure costs at an agreed upon level and to provide our infrastructure services globally for an annual service charge of $39 million per year, which applies towards the satisfaction of our aforementioned purchased services commitment with TCS of at least $1 billion over the term of the amended and restated MSA. The agreement is subject to earlier termination under certain limited conditions.

On December 19, 2008, we completed the purchase of the remaining 50% interest in AGB Nielsen Media Research, subsequently rebranded as AGB Nielsen Media (“AGBNMR”), a leading international television audience media measurement business, from WPP. With our full ownership of AGBNMR, we expect to be able to better leverage our global media product portfolio. In exchange for the remaining 50% interest in AGBNMR, we transferred our SRDS advertising data business assets and our 100% ownership in PERQ/HCI LLC, our healthcare media planning, trading and post campaign effectiveness business. In addition, we transferred our 11% share in IBOPE Pesquisa de Midea Ltda., IBOPE LatinAmerica S.A. and IMI.Com, which are part of the IBOPE Group that specializes in media, market and opinion research. The fair value of the aforementioned business assets and ownership interests transferred was $72 million. No material gain or loss was recorded on the business assets and ownerships transferred. Net cash acquired in this transaction was $23 million.

On May 15, 2008, we completed the acquisition of IAG Research, Inc, subsequently rebranded as Nielsen IAG (“IAG”), for $223 million (including non-cash consideration of $1 million), which was net of $12 million of cash acquired. The acquisition expands our television and internet analytics services through IAG’s measurement of consumer engagement with television programs, national commercials and product placements.

On August 9, 2007, we completed the acquisition of Telephia, Inc. (“Telephia”), a provider of syndicated consumer research in the telecom and mobile media markets, for approximately $449 million (including non-cash consideration of $6 million). On October 15, 2007, we announced the formation of Nielsen Mobile, which combines Telephia with several existing Nielsen initiatives in the mobile market, to understand and interpret the behaviors, attitudes and experiences of mobile consumers.

On February 8, 2007, we completed the sale of a significant portion of our Business Media Europe unit (“BME”) to 3i, a European private equity and venture capital firm for $414 million. A portion of the proceeds from the sale of BME was used to pay down our debt under our senior secured credit facility. On October 30, 2007, we completed the sale of our 50% interest in VNU Exhibitions Europe B.V. to Jaarbeurs (Holding) B.V. for $51 million.

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

Strong Client Relationships. Our long-standing client relationships and multi-year contracts contribute to a stable and predictable revenue stream. We have cultivated such relationships with many of the world’s leading consumer packaged goods, media and entertainment companies. In Consumer Services, our clients include the largest consumer packaged goods and merchandising companies in the world. The average length of our relationships with Consumer Services’ top ten clients in 2008 was over 30 years. In many cases, our sales and service staff are located on-site at our clients’ offices and customize the analysis related to specific client issues and needs. Given our essential products and strong client service, our business in Consumer Services is characterized by multi-year agreements, with more than 50% of each year’s revenues under agreement by the beginning of the fiscal year. Within Media, our client base includes leading media companies to whom we have been providing audience measurement information for over 50 years. Our Media clients typically enter into multi-year contracts and have high renewal rates (over 95% in our U.S. television audience measurement business) with more than 70% of each year’s revenues under agreement by the beginning of the fiscal year. The average length of our relationships with Media’s top ten clients in 2008 was over 30 years. We expect our strong client relationships to contribute to our ongoing success and growth.

Diversified Global Business Mix. Our Consumer Services, Media and Business Media segments contributed 56%, 35% and 9% of our revenue in 2008, respectively. Our broad portfolio of product offerings, large client base, multiple end markets and wide geographic presence provide us with a diverse revenue stream. We believe our global presence will continue to expand as we grow our business in rapidly developing markets and our business mix will continue to broaden as we invest in new products and services.

Resilient Business Model with Consistent Cash Flow Generation. Our clients’ continuous need for information related to key marketing and business development decisions as well as for media measurement has historically provided us with strong constant currency revenue growth and consistent cash flow generation. We achieved a constant currency revenue growth of 4.5% in 2008 and 6.9% in 2007, excluding the impact of a $90 million deferred revenue adjustment in 2006. For purposes of calculating revenue growth on a constant currency basis, we have removed the exchange rate impact of 2% and 3% on revenue growth in 2008 and 2007, respectively. Both Consumer Services and Media have multi-year client agreements and high contract renewal rates. In addition, Business Media benefits from advance payments related to bookings for trade shows. We have a disciplined approach to capital expenditures based on new product growth and return on invested capital analysis. We believe that the largely resilient nature of our revenue base along with our disciplined approach to spending will enable us to convert a significant portion of our revenue to cash available for debt service.

Attractive Long-Term Industry Outlook. We operate in two distinct industries: (i) the global marketing and media research industry (through our Consumer Services and Media segments), and (ii) the business information industry (through our Business Media segment). Consumer packaged goods companies use our Consumer Services segment’s marketing information to monitor brand performance and stay competitive. Growth in our Consumer Services segment is expected to be driven by continued globalization and geographic expansion of consumer packaged goods companies, increased demand for higher value-added information and related services, as well as the need to improve brand performance, develop and launch new products and increase marketing return on investment. Growth of our Media business is related in part to television and other media advertising spending. The 2008 Veronis Suhler Stevenson (“VSS”) Industry Forecast projects U.S. television advertising growth of 4% compound annual growth rate (“CAGR”) from 2007 to 2012. In addition, according to the 2008 VSS Industry Forecast, film entertainment (box office) and internet advertising are expected to grow at CAGRs of 2% and 14%, respectively, from 2007 through 2012. We also participate in the global business information sector through our Business Media segment by offering trade shows, online media assets and print publications. According to the 2008 VSS Industry Forecast, the size of the U.S. market for business-to-business magazines, e-media and trade shows is estimated to grow at a CAGR of approximately 6% from 2007 through 2012. Although we cannot predict the impact of the current economic slowdown on our 2009 financial performance, we believe that the overall strength in these industries will enhance our long-term growth potential.

Experienced Management Team. We have a strong and committed management team that has substantial relevant industry knowledge and a proven track record of operational success. We believe that our management team positions us well to successfully implement our growth strategy and productivity initiatives.

Our Strategy

Our goals are to continue to increase the value we deliver to our clients, streamline our operations to achieve cost efficiencies and grow our business. Our strategy involves a company restructuring to phase out over time our historical business unit structure in the Consumer Services and Media segments and integrate Nielsen with consolidated global business services and functions. We intend to execute our goals through the following business strategies:

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

In media and entertainment, Nielsen continues to deploy advanced metering technology (such as People Meters and Active/Passive Meters) and expand its measurement of television viewing habits through initiatives capturing digital video recording, video on demand and television via the internet. We continue to invest in high growth products and services such as integrated television and internet measurement, and the measurement of media consumption on personal electronic devices, such as downloads for cell phones and iPods. For example, our Anytime Anywhere Media Measurement (“A2/M2”) initiative delivers integrated ratings for all forms of video viewing, regardless of the delivery medium. In addition, we have entered into a strategic relationship with Google to provide it with demographic data critical to the clients of its television advertising platform.

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

Pursue our Integration Strategy and Continue to Reduce Costs. In December 2006, we announced our intention to expand cost-saving programs to all areas of our operations worldwide. The Company further announced strategic changes as part of our major corporate Transformation Initiative designed to make the Company a more successful and efficient enterprise. The initiative includes the integration of critical data acquisition, processing, validation, delivery and application-development functions in a streamlined Global Business Services (“GBS”) organization. GBS is harmonizing and simplifying systems and processes formerly managed separately in Nielsen’s business units to improve efficiency, quality and delivery speed, reduce costs and provide a stronger platform for the development of integrated information services. Nielsen’s relationship with TCS provides additional business-process expertise, lower-cost resources and technological capacity to support the achievement of the Company’s transformation goals. The transformation also includes streamlining corporate functions and expanding the outsourcing of certain operational and production processes.

Our Business Segments

Consumer Services

Our Consumer Services segment provides essential market research and analysis primarily to businesses in the consumer packaged goods industry. These services help our clients make marketing and sales decisions by providing expertise in such areas as performance measurement, consumer segmentation and targeting, marketing mix, price and promotion, distribution strategy and execution and forecasting. Our expertise results from the integration of our core data services with an advanced professional services client service model. Core services in our Consumer Services segment include retail measurement services (ScanTrack), household consumer panels (Nielsen Homescan), new product testing (BASES), consumer segmentation and targeting (Spectra), customized research services and marketing optimization services (Analytical Consulting). We believe these products and services give our clients a competitive advantage in making informed decisions in today’s fast-moving and complex marketplace. Our Consumer Services segment operates in approximately 100 countries. We believe one of our primary strengths is our global presence, which is increasingly important in today’s environment as our largest clients operate globally and continue to expand and invest in developing markets.

Consumer Services’ client base comprises the world’s leading consumer packaged goods companies including the Colgate-Palmolive Company, Kraft Foods, The Coca-Cola Company, Nestlé S.A., The Procter & Gamble Company and the Unilever Group as well as leading retail chains such as Carrefour, Kroger, Safeway, Tesco and Walgreens. With a broad global client base and long-standing client relationships, Consumer Services’ revenues are stable, predictable and highly diversified. In 2008, the average length of our relationships with Consumer Services’ top ten clients was over 30 years. These long-term relationships are strengthened by our ability to integrate products and services into clients’ workflow and provide a wide range of comparable and consistent data and analyses. This comparability of information over time enhances our clients’ ability to use our information in their decision-making and management processes. In addition, our client service professionals are often located on-site at our clients’ offices, where they assist in analyzing information by providing industry context for better decision-making and in developing strategic and tactical recommendations. Consumer Services’ strength of client relationships is exemplified by average client renewal rates in excess of 90% in the U.S. and Europe from 2004 to 2008. At the beginning of each fiscal year, more than 50% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. For the fiscal year ended December 31, 2008, Consumer Services generated approximately 56% of our revenue.

Our Consumer Services segment provides the following services on a global basis: retail measurement services, consumer panel services, customized research services and various other analytical applications and services including new product launch services and consumer targeting and segmentation. While each of these products and services provides significant value on a stand alone basis, they can be combined to provide clients with more enhanced and in-depth analyses.

Retail Measurement Services (“RMS”)

RMS provides clients with information and analytics across approximately 100 countries on competitive sales volumes, market share, distribution, pricing, merchandising and promotional activities. By combining this detailed information with our in-house expertise and professional assistance we enable our clients to improve their key marketing and sales decisions. We offer these services through ScanTrack, Market Audit and other products.

RMS collects retail sales information from stores using electronic point-of-sale technology and teams of local field auditors. These stores include grocery, drug, convenience and discount retailers who, through various cooperation arrangements, share their sales data with us. The method of collection depends upon the sophistication of the retailers’ systems. For many retailers, the electronic retail sales information collected by stores through checkout scanners is transmitted to Nielsen. Where electronic retail sales information is unavailable, such as in certain developing markets, we collect retail sales information through in-store inventory and price checks conducted by field auditors. Across all of our markets, field auditors collect data regarding product placement in stores, including the facing and positioning on store shelves as well as other causal information.

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

Consumer Panel Services (“CPS”)

CPS helps clients understand consumer purchasing dynamics at the household level. This information is useful in several ways, such as understanding trial and repeat purchase dynamics for new products, what the most likely substitutes are for various brands and products, shopper behavior and to better segment and more precisely target consumers. In addition, we are able to use CPS information to augment our retail measurement information in circumstances where we do not collect retail data from certain retailers. CPS is primarily offered through our Nielsen Homescan and Homepanel products.

Nielsen Homescan collects data from household panelists who use in-home scanners to record purchases from each shopping trip. In the U.S., approximately 100,000 selected households, constituting a demographically balanced sample of U.S. households, participate in the panels. Data received from CPS household panels undergoes a quality control process, including UPC verification and validation, before being processed into databases and reports. CPS clients may access these databases and perform analysis using our Consumer and Shopper Explorer proprietary software. In addition, CPS provides clients with templated alerts, dashboards and syndicated reports which can be accessed over the internet or through a desktop application.

Customized Research Services (“CRS”)

CRS is a suite of consumer research services as well as consumer and industry studies we offer our clients. CRS clients are able to use these services and studies to derive information and insights into consumer attitudes and purchasing behavior, to evaluate and understand why marketing campaigns succeed or fail, and to address issues such as promotions, pricing, consumer targeting and marketing mix. CRS is offered through products such as Winning Brands, ShopperTrends, Shopper 3, Brand3, PriceItRight, DeltaQual, eQ, packs@work and ads@work, and serves a broad based of industries including CPG, Telecoms, Financial Services, Pharmaceuticals, and others.

CRS collects information through in-person, internal and online panel surveys as well as through and focus groups. Once the data is collected, it is subject to CRS quality control standards and is then processed into databases, models, analysis, and ultimately client reports. CRS delivers study results to clients through presentations and reports.

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

Consumer Targeting and Segmentation (Spectra)

Spectra provides clients in the consumer packaged goods industry with consumer targeting and segmentation analytics, integrating information about households, geographies and retail shopping locations. Clients use Spectra services, including its proprietary consumer segmentation framework (the BehaviorScape framework), for category management and media and marketing planning. Spectra uses multiple database sources, including those from Consumer Services, Scarborough and third parties, to develop its proprietary framework. Ultimately, the framework establishes a connection between the retail stores in which products are distributed, and the various types of consumers who shop in these stores.

Analytical Consulting Services (ACS)

ACS consists of modeling capabilities and analysis to help clients make marketing and sales decisions, particularly through our Assortment, Marketing Mix and Price & Promotion practice areas. ACS’s proprietary Decisionsmart software tool enables clients to develop trade planning and promotion schedules and forecasts, interpret outputs of applications and provide recommendations to better drive trade planning and promotions.

Media

Our Media segment consists of businesses that are leading providers of media, online, mobile and entertainment measurement information. This segment measures audiences, program and commercial occurrences, advertising spending, consumer spending, consumer engagement and other consumer behavior globally for television (Nielsen Media, AGB Nielsen Media and Nielsen IAG), the internet (Nielsen Online), mobile phones (Nielsen Mobile), motion pictures, music, video, books, print, place-based and other emerging media. This segment also provides solution services, applications and tools (through Nielsen Claritas, Nielsen IMS and Nielsen Media Solutions) to complement and integrate our critical Media and Consumer Services measurement information, allowing media owners, advertising agencies, advertisers and retailers to plan and optimize their marketing strategies. Media is particularly strong in the television audience measurement market where our Nielsen audience estimates are widely accepted as the “currency” for both buyers and sellers of television advertising world-wide, an industry that had approximately $160 billion of annual expenditures in 2007 according to the PricewaterhouseCoopers Global Entertainment & Media Outlook. Nielsen Media estimates television usage both nationally and across all the 210 local television markets in the U.S. Our leading market position in researching the U.S. television audience has been achieved as a result of continued investment and over 50 years of experience providing clients with reliable audience estimates.

Media has a diversified client base, consisting of over 25,000 individual clients including leading broadcast, cable and internet companies such as Auditel, BARB, CBS, Comcast, Disney/ABC, Google, Microsoft, NBC/Universal, News Corp., OzTam, Time Warner and Univision; leading advertising agencies such as IPG, Omnicom and WPP; leading wireless companies such as Verizon and AT&T; leading film studios such as 20th Century Fox, Disney, Paramount, Warner Bros. and other leading media companies. Media’s business model allows for both high revenue visibility and consistent, predictable growth as a result of multi-year contracts and high contract renewal rates (over 95% in the U.S. television audience measurement service). At the beginning of each fiscal year, more than 70% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. The average length of Media’s relationships with its top ten clients in 2008 was more than 30 years. Our clients value the high quality service offerings and technology, which we maintain and improve through continuous innovation and patent protection. For the fiscal year ended December 31, 2008, Media generated approximately 35% of our revenue.

Our Media segment is comprised of Nielsen Media, Nielsen Online, Nielsen Mobile, Nielsen Claritas, Nielsen IAG and Nielsen Entertainment. These divisions provide many different services including television audience measurement, internet audience and usage measurement, mobile media measurement, consumer behavior measurement and the measurement of consumer entertainment retail activities.

Nielsen Media

Television Audience Measurement. Nielsen measures the size and demographic composition of television audiences in 28 countries worldwide. Television broadcasters and cable networks use this information as a tool to establish the value or currency of their airtime and more effectively schedule and promote their programming. Advertisers use this information to plan television advertising campaigns, evaluate the effectiveness of their commercial messages and negotiate advertising rates.

Nielsen collects audience data from demographically balanced samples of randomly selected, opt-in households. In the U.S., Nielsen Media provides two principal ratings services: measurement of national television audiences (“National Ratings Services”) and measurement of local television audiences in each of the 210 designated television markets (“Local Ratings Services”). Outside the U.S., AGB Nielsen Media provides ratings services measuring television audiences in 26 countries, including Australia, Italy, Turkey and the United Kingdom. Nielsen uses various methods to collect the data from households, including electronic meters and written diaries. Our electronic meters include Set Meters (e.g. Active/Passive Meters) and People Meters. A Set Meter is attached to consumer devices (TV, VCR, DVR, etc.) and electronically captures household-level tuning data by monitoring the content or the channel to which the device is tuned. Our U.S. metered ratings services use Active/Passive metering technology, which measures television tuning in the digital broadcast environment, enabling us to reflect time-shifted viewing from digital video recorders in our ratings, as well as prepare for the transition to full digital broadcasting in the United States, currently scheduled for June 12, 2009. People Meters are attached to Set Meters, and add electronic persons measurement functionality to the rating service, enabling Nielsen to not only collect television device tuning data (i.e., what channel is being viewed) but also the demographics of the persons in the audience (i.e., who in the household is watching).

Our U.S. National Ratings Service is based on a representative opt-in sample of approximately 17,000 households using meters for tuning and persons measurement. Approximately 95% of those U.S. National households are measured using Active/Passive Meters.

Our Local Ratings Service uses People Meters in the top 18 local television markets, a combination of Set Meters and written diaries in the next 38 local television markets, and only written diaries in the remaining 154 local television markets. People Meters will be introduced into an additional six local television markets in 2009, with one additional market planned to be introduced in 2010. When People Meters are introduced into these additional markets, approximately 49% of households in our Local Ratings Service will be measured by People Meters. Given current economic and market conditions, we have currently suspended our plans to expand our People Meter service beyond these 25 markets. We continue to work closely with our clients to determine the appropriate pacing for the deployment of People Meter and other electronic persons measurement technologies beyond these 25 local television markets.

Each day, information is downloaded overnight from the electronic meters in sample homes and media monitoring sites in our markets to our servers, where the data is subject to quality control including digital coding program, station, cable system, network and syndicated verification. We then process the information into databases and reports, which are then distributed to our clients. In addition, our clients license Nielsen software which enables them to access, manipulate and customize varying levels of information directly from the Nielsen database.

In response to the transformation of the television industry into a multi-platform business, Nielsen continues its Anytime Anywhere Media Measurement product program known as “A2/M2”. This program develops and deploys technology to measure new ways consumers are watching television, such as on the internet, outside the home, and via personal mobile devices. Our A2/M2 program pursues initiatives such as the measurement of online streaming video, the measurement of both television and Internet activity and the data fusion of television, Internet and mobile samples. The A2/M2 program is dedicated to providing clients with high quality measurement and insights, enabling them to appropriately value media content and advertising made available through the emerging, multi-platform digital environment.

Advertising Information Services (“AIS”). AIS provides commercial occurrence data and tracks the proportion of all advertising in international markets within a product category attributable to a particular brand or advertiser and is similar to our Monitor-Plus service in the U.S. We measure advertising expenditures, placements and creative content in 21 countries by company, by brand, and by product category across monitored media. Such media include print, outdoor advertising, radio and freestanding inserts as well as television. Clients use this service to manage their media spend by benchmarking their own performance against that of their competitors. We provide advertising information services in the U.S. under our Monitor-Plus brand.

Nielsen Digital Plus. Nielsen Digital Plus provides advanced tuning metrics based on data retrieved from digital set top boxes (STBs). These data, combined with Nielsen’s traditional measurement, allow clients to create new insights by evaluating digital media activity and gauging its potential impact on consumer behavior.

Nielsen IAG. Nielsen IAG collects engagement metrics about advertising, product placement, and program sponsorship occurring across all broadcast and major cable networks in the United States. Nielsen IAG accomplishes this by conducting over 100,000 surveys daily about the television programs panelists watched the night before, giving marketers the ability to optimize the performance of their campaigns while they are being conducted.

Media Solutions Service, Applications and Tools. Our Media division also provides a number of other products and services. Interactive Market Systems (“IMS”) provides media planning and analysis software to analyze both industry and proprietary research data. The software is used by advertising agencies, advertisers, publishers, broadcasters, other media owners and researchers. IMS software can be used for television, press, radio, outdoor and internet planning. Nielsen Tracking services allow our clients to evaluate and better mange their television advertising campaigns on an ongoing basis, rather than waiting weeks to conduct post-campaign analyses. Scarborough Research, a joint venture between Nielsen and Arbitron, Inc., measures the lifestyle and shopping patterns, media behaviors, and demographics of consumers at regular intervals through telephone surveys, product booklets and diaries in over 80 local markets within the U.S. Nielsen Claritas provides various demographic, lifestyle and segmentation services. It provides recommendations on site selection for new retail stores and information for consumer targeting for direct mail campaigns, in each case primarily outside of the consumer packaged goods industry. Clients use Claritas to determine certain characteristics of their potential and existing clients such as where they live and shop, what they buy and how to best reach them. This information contributes to clients’ strategies regarding direct mailing activities at household and individual levels, as well as mass-marketing activities.

Nielsen Online

In October of 2007, Nielsen announced the formation of Nielsen Online, comprised of its NetRatings and BuzzMetrics services. Nielsen Online is a global provider of internet media and market research. Its clients use this data to make informed business decisions regarding their internet marketing strategies, including buying and selling online advertising, tracking consumer behavior and competitive benchmarking. Its services include: internet audience and demographic measurement (e.g., SiteCensus); internet advertising intelligence; and internet market research. Our SiteCensus product employs a technology at the client’s server side to deliver a census-based count of internet traffic by site. Clients access this information in real time and the aggregated SiteCensus data forms our Market Intelligence service.

Nielsen Online collects information through representative panels that track panelists’ at-home and at-work computer and internet activity. Panelists are recruited through a variety of methods, including random digit dialing and online surveys, as well as through partnerships with local market research providers. We have approximately 540,000 individuals under measurement in countries including the U.S., the United Kingdom, France and Germany. We use the data to produce syndicated and custom reports that are delivered to clients via online delivery tools on a weekly or monthly basis.

Nielsen Online also tracks, measures and analyzes consumer-generated media (“CGM”) on the internet, including opinions, advice, consumer-to-consumer discussions and shared personal experiences to provide market intelligence to its clients. Internet sources include online forums, boards, blogs and Usenet newsgroups. CGM plays an influential role in driving consumer perceptions, awareness and purchase behavior. We deliver studies and services to clients to help them understand the impact of CGM and how to integrate CGM into brand building, product development, customer service and corporate communications strategies.

Nielsen Mobile

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

Nielsen Entertainment

Nielsen Entertainment provides measurement information to the entertainment industry through various products and services. Nielsen Entertainment captures box-office results from more than 60,000 movie screens across 19 countries, including, among others, the U.S., Canada and Mexico. Clients use this information in deciding where and for how long a movie will play, as well as the allocation of advertising and promotional dollars. Through Nielsen Soundscan, Bookscan, Gamescan, VODscan and Videoscan, Nielsen tracks and reports in-store and online retail sales to consumers of audio products, books, video games, video-on-demand and video entertainment products. Clients use these services to monitor their market share.

Business Media

Our Business Media segment is one of the largest providers of integrated business-to-business information in the world. This segment has approximately 60 trade shows, 28 print publications and 250 digital products (including websites, online newsletters, virtual tradeshows and webinars), targeted to specific industry groups. Our Business Media segment is anchored by the U.S. trade show business, which is characterized by high margins, diversified end markets and strong free cash flow. The trade show business operates leading trade shows across a wide range of industries, such as jewelry, general merchandise and kitchen & bath design. In addition, our publications, such as Billboard and The Hollywood Reporter, benefit from leading brand name recognition and established audiences. Clients include professionals and advertisers from a variety of industries including marketing, media, advertising, entertainment, information technology, career management and finance. For the fiscal year ended December 31, 2008, Business Media generated approximately 9% of our revenue.

Trade Shows. Each year, we produce approximately 60 trade shows in the U.S. for attendees principally comprised of retailers, distributors and business professionals. Industry leaders use these events to sell existing products and to promote the launch of new products in order to reach decision-makers in their respective industries. Our portfolio is diversified across a large number of end markets. Leading events include the Hospitality Design Conference and Expo, the Kitchen/Bath Industry Show and Conference, Associated Surplus Dealers/Associated Merchandise Dealers shows, the Interbike International Bike Show and Expo and the JA International Jewelry Summer and Winter Shows.

Publications & Online Media. In the U.S., we publish trade publications and maintain related online sites across various segments including marketing and media, retail trade, construction, real estate, travel, entertainment, health, jewelry and gifts, among others. These publications are distributed to approximately 850,000 readers; however, these levels are continuing to decline as a result of migration to digital platforms. Titles include Billboard, The Hollywood Reporter, Adweek, Brandweek, Film Journal International, Commercial Property News and National Jeweler. Billboard covers leading music artists and the marketing plans for their upcoming releases, including music videos. The Hollywood Reporter is a leading film and entertainment magazine, which keeps industry professionals abreast of films that are in production and development. Brandweek and Adweek are leading sources for the latest brand management strategies and tools. The websites related to these titles provide further information on their respective industry groups and developments. Our online media offerings and publications attract brand managers who we then help to build an integrated, business-to-business marketing campaign that reaches retailers through many of the same online and print media.

Sales and Marketing

Our Consumer Services and Media services are typically comprised of information, the software tools to access that information and a client service team to help interpret the information and ensure that the client derives maximum value from our services. In Consumer Services, the client service team is often located at the client site, and can also be available on an “as-needed” basis, either in person or by phone. Client service is responsible for both managing the client relationship and developing new sales opportunities with the client. The majority of services are usually provided on an ongoing or continuous basis, and therefore typically agreed to for multiple years.

Large clients typically subscribe to a market measurement service from Nielsen or one of its competitors, so an important role of client service is to focus on client retention and to win business held by competitors. Another key client service responsibility is to sell additional products and services beyond the core measurement services. These additional services include targeting and segmentation (Nielsen Homescan, Spectra), new product testing (BASES) and other analytical applications and services.

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

Marketing activities are focused on strategic marketing, product management, new product development and ensuring that our client service team is well-equipped with information and support materials on Nielsen’s product and service offerings. Our marketing communications strategy is set globally, while activities are managed on a regional and business unit basis. Nielsen’s investment in client service means that we have personal contact with our clients on a daily basis. Nielsen’s positioning among clients is increasingly focused on thought leadership initiatives which provide opportunities to engage clients and prospective clients with sales materials (brochures, fact sheets, client advisory boards, websites) and content in the form of blogs, newsletters and speaking opportunities at conferences. This targeted approach limits spending on advertising and public relations

Competition

Consumer Services

Nielsen has numerous competitors in its various lines of business throughout the world. Competition includes companies specializing in marketing research, the in-house research departments of manufacturers and advertising agencies, retailers that sell information directly or through brokers, information management and software companies and consulting and accounting firms. In retail measurement services, Nielsen’s principal competitor in the U.S. is Information Resources, Inc. Information Resources, Inc. is also active in Europe, Eastern Europe and other geographic areas. Our consumer panel services, custom research services and other data and analytical services business have direct and/or indirect competitors, including Taylor Nelson Sofres plc, which was recently acquired by WPP, and GfK AG in many markets in which they operate. Principal competitive factors include innovation, quality, timeliness, reliability, comprehensiveness of data and analytical services, flexibility in tailoring services to client needs, price and geographic and market coverage.

Media

Nielsen has maintained a strong leadership position in the television ratings measurement industry both in the U.S. and globally. Nielsen’s ratings have been criticized on occasion by various participants in the television industry. This criticism, in part, may increase the likelihood of additional competition in the media research business. Outside of the U.S., AGB Nielsen Media faces competition from various competitors in several of the jurisdictions in which it operates, including WPP’s Kantar Media and IPSOS.

Nielsen Online faces competition in the United States and abroad for each of its products and services. Direct competitors include companies that provide panel-based internet measurement services, such as comScore, providers of site-centric Web analytics solutions, including Omniture, Coremetrics and WebTrends and companies that measure consumer generated media on the internet, such as Cymfony, BuzzLogic and Umbria. Nielsen Online also faces increased competition from individual websites that utilize their own method of measuring their audience and from other companies that develop new or alternative audience measurement technologies.

Nielsen Digital Plus faces competition globally from WPP’s Kantar Media and Rentrak, both which provide analytical, quantitative audience information obtained from set-top box and other cable distributor-generated data and/or tools to analyze such information. Our other Media businesses also face direct and indirect competition in most markets in which they operate. Principal competitive factors include innovation, quality, timeliness, reliability, comprehensiveness of data and analytical services, flexibility in tailoring services to client needs, price and geographic and market coverage.

Business Media

The Business Media group faces competition in each of its principal product markets. Typically, there are several competitors that target the same industry sector. Furthermore, trade publications are subject to competition for advertising revenues from other media including the internet and trade shows through large media outlets such as Yahoo!, and, specifically in the U.S., our trade publications face competition from outlets such as Reed Elsevier. The competition for trade shows is highly fragmented, both by product offering and geography. Because of the availability of alternative venues and dates and the ability to define events for particular industry segments, the range of competition for exhibitor spending, sponsorships and attendees is extensive. Trade associations, with strong industry ties, also provide significant competition. The principal competitive factors in Business Media include the quality of information, quality and breadth of services, as well as level of client support, level of technical expertise and price.

Regulation

Data Protection

Our operations are subject to and affected by data protection laws in many countries. The number of countries in key business jurisdictions with data protection laws has been increasing. Compliance with these laws can impose administrative and operational burdens and other costs. These costs and burdens are more significant where the data are considered to be sensitive. The consequences of a compliance failure can include civil and criminal sanctions, negative publicity, data being blocked from use and liability under contractual warranties of compliance.

Data protection laws constrain whether and how personal data may be collected, how they may be used, how they must be stored, and whether, to whom and where they may be transferred. While the laws on personal data vary from country to country, certain basic principles are common to most data protection laws regardless of region or subject matter. For example, the data subject should receive notice of certain details of what information is being collected, and of its planned use, storage and transfer. Data protection laws usually contemplate some degree of choice on the part of the data subject over the collection and use of personal data. Future uses of personal data generally must conform to the disclosures in the notice that was the basis for consent. Personal data should be maintained in accurate form, and the data subject should have some level of access to the information to ensure accuracy. Finally, these laws generally require sufficient security around the personal data.

In many countries, “personal data” means information relating to an identifiable individual. Data protection laws do not apply to anonymous data, and usually do not apply to information about corporations. Personal data may be characterized as “sensitive” when they reveal information about a person’s health, religion and/or philosophy, politics, race and/or ethnicity, sexual preferences and/or practices, union membership, criminal records, finances, or location. All personal data may be subject to the data protection laws, but “sensitive” personal data typically are more highly regulated than non-sensitive data. Generally this means that for sensitive data the data subject’s consent should be more explicit and fully informed, and that security measures should be more rigorous.

Our products and services incorporate both non-sensitive and sensitive personal data. Sensitive personal data may be revealed by certain demographic data that are collected and by several of the consumption preferences that are tracked. These preferences include those concerning such items as books, magazines, music, videos, healthcare products and services, religious products and services such as kosher or vegetarian items, internet activity and cable/satellite television.

The greater constraints that apply to the collection and use of highly regulated data can have several consequences for us. For example, for panel management, the more rigorous consent measures may significantly depress cooperation from panel recruits and increase the administrative and operational burden and costs of panel recruitment and management. That and the more rigorous security measures required can significantly increase costs as compared to those for non-sensitive data. Also affected are products that incorporate data from or enhance the databases of third parties, especially such highly regulated entities as financial, telecommunications and healthcare institutions. Regulation of data from these sources can either eliminate their availability or increase the cost of using them due to the larger administrative and operational burden and expense associated with the required compliance measures. There also is a greater enforcement focus on highly regulated personal data as compared to non-sensitive data. In the event of a compliance failure there is a relatively higher risk of sanctions, civil and criminal liability and negative publicity.

In certain cases, regulation of third-party sources of data may offer us a competitive advantage where we are not covered by the regulation. For example, the value of our data on subjects such as video and cable or satellite viewing in the U.S. may be higher due to the fact that U.S. law prohibits the suppliers of those services from disclosing such personal data.

Certain means of data collection are more highly regulated than others. There is a greater regulatory focus on data collection methods that may not always be obvious to the data subject or that otherwise present a higher risk of abuse. Examples include: collecting data online, especially by means of cookies or similar technologies, or directly from children; collecting information by means of radio frequency identification (“RFID”) tags; and tracking an individual’s location, for example, by using global positioning satellites or RFID tags. The increased compliance costs associated with these means of data collection may reduce their cost-effectiveness or other advantages. Our product development plans contemplate certain of these data collection methods.

Transfer of personal data outside the country where they were collected is constrained by many data protection laws, most significantly by the European Union. This has an impact on how data can be most efficiently managed. For example, these constraints have a bearing on centralized database management, because multinational access to a central database may constitute a transfer of data to the point of access. Cross-border transfers are not flatly prohibited, but the compliance measures that must be implemented before such transfers are permitted impose significant operational burdens and costs. Most of the available compliance measures also increase our exposure to liability in the event of a compliance failure.

Employees

On December 31, 2008, we had approximately 36,000 full-time equivalent employees worldwide. A number of our employees outside of the U.S. are members of workers councils or other similar organizations. We believe that our success depends partly on our continuing ability to retain and attract highly qualified technical, sales and management personnel. Although qualified personnel are in high demand and competition exists for their services, we believe that we have been able to retain and attract highly qualified personnel. We believe our relationships with our employees are good.

Intellectual Property

We own registered marks for “Nielsen” and several other Nielsen brands and own or have applied for trademark registrations in the U.S. and in numerous jurisdictions outside the U.S. for many of our services and software products. We also have numerous trade secrets relating to data processing that are of material importance to our business. We have a number of registrations of our copyrights as well as a significant number of patents and patent applications pending including patents relating to audience measurement systems, broadcast encoding, internet content monitoring systems and automated data collection.

We rely upon a combination of patent, copyright, trademark, service mark and trade secret laws to protect Nielsen’s intellectual property including its proprietary services and software. Policies and practices to actively manage protection of our intellectual property are in place. Our personnel and representatives are required to maintain the confidentiality of our proprietary property and we actively seek to educate our employees and improve our processes and practices. Our programs support and promote the creation of patents and in respect of the rights of others, we employ practices to avoid the use of another parties’ intellectual property.

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

Financial Information about Segments and Geographic Areas

See Note 16 to our consolidated financial statements, “Segments,” for further information regarding our operating segments and our geographic areas.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports will be made available free of charge on our website at http://www.nielsen.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC.

Our Corporate Governance Guidelines, Code of Conduct and the charters for each of the Audit Committee, Compensation Committee and the Corporate Governance Committee are available free of charge on our website at http://www.nielsen.com, or by writing to The Nielsen Company B.V. 770 Broadway, New York, New York 10003. Information on our website is not part of this report.

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

We operate in businesses that require sophisticated data collection and processing systems and software and other technology. Some of the technologies supporting the industries we serve are changing rapidly. If we are unable to successfully adapt to changing technologies, either through the development and marketing of new products and services or through enhancements to our existing products and services, to meet client demand, our business, financial position and results of operations would be adversely affected. There can be no guarantee that we will be able to develop or acquire new techniques for data collection, processing and delivery or that we will be able to do so as quickly or as cost-effectively as our competition.

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

Traditional methods of television viewing are changing as a result of fragmentation of channels and digital and other new television technologies, such as video-on-demand, digital video recorders and internet viewing. This may have an adverse effect on the rates that our clients are willing to pay for network television commercials and, consequently, on the amounts they are willing to pay for our services. If we are unable to successfully adapt our media measurement systems to new viewing habits, our business, financial position and results of operations could be adversely affected.

There is a general industry trend toward online adoption of traditional print media in the business-to-business information field. Many of the publications produced by our Business Media segment are print publications. If we are unable to successfully adapt our Business Media products to an online media format, our business, financial position and results of operations could be adversely affected.

Consolidation in the consumer packaged goods, media, entertainment, telecommunications and technology industries could put pressure on the pricing of our information products and services, thereby leading to decreased earnings.

Consolidation in the consumer packaged goods, media, entertainment, telecommunications and technology industries could reduce aggregate demand for our products and services in the future and could limit the amounts we earn for our products and services. When companies merge, the products and services they previously purchased separately are often purchased by the combined entity in the aggregate in a lesser quantity than before, leading to volume compression and loss of revenue. While we attempt to mitigate the revenue impact of any consolidation by expanding our range of products and services, there can be no assurance as to the degree to which we will be able to do so as industry consolidation continues, which could adversely affect our business, financial position and operating results.

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

Continued adverse market conditions, particularly in the consumer packaged goods, media, entertainment, telecommunications or technology industries in particular, could adversely impact our revenue.

Commencing in 2007 and continuing through 2008 and into 2009, a number of adverse financial developments have impacted the U.S. and global financial markets. These developments include a significant economic deterioration both in the U.S. and globally, volatility and deterioration in the equity markets, and deterioration and tightening of liquidity in the credit markets. The current economic environment has witnessed a significant reduction in consumer confidence and demand, impacting the demand for our customers’ products and services. Those reductions could adversely affect the ability of some of our customers to meet their current obligations to us and hinder their ability to incur new obligations until the economy and their businesses strengthen. The inability of our customers to pay us for our services and/or decisions by current or future customers to forego or defer purchases may adversely impact our business, financial condition, results of operations, profitability and cash flows and may continue to present risks for an extended period of time. We cannot predict the impact of the economic slowdown on our 2009 financial performance.

We expect that revenues generated from our marketing information and television audience measurement services and related software and consulting services will continue to represent a substantial portion of our overall revenue for the foreseeable future. To the extent the businesses we service, especially our clients in the consumer packaged goods, media, entertainment, telecommunications and technology industries, are subject to the financial pressures of, for example, increased costs or reduced demand for their products, the demand for our services, or the prices our clients are willing to pay for those services, may decline.

Clients of our Media segment derive a significant amount of their revenue from the sale or purchase of advertising. During challenging economic times, advertisers may reduce advertising expenditures and advertising agencies and other media may be less likely to purchase our media information services.

Our Business Media segment derives a significant amount of its revenues from the sale of advertising. During challenging economic times, our clients may reduce the amount of advertising in our publications and exhibitors may cut back on attending our events which would reduce Business Media’s exhibition revenue.

The global financial markets have recently experienced significant deterioration and volatility recently, which has had negative repercussions on the global economy and, as a result, could adversely impact our pension plan liabilities.

The current deterioration in general economic conditions and the recent volatility in the securities markets may have an adverse impact on our pension plan liabilities, as the assets funding or supporting these liabilities are invested in securities that are subject to these fluctuations. The recent volatility in the market has resulted in a decline in value of the securities held by our pension plans. While the extent of this decline and the related effect of the funded status of the plans cannot yet be determined, such decreases may be material and may materially increase our liability and our potential plan funding obligations in the future.

We have suffered losses due to goodwill impairment charges and could do so again in the future

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with Statement of Financial Accounting Standards No. 144, “Impairment of Long-Lived Assets” (“SFAS 144”). The general economic slowdown has negatively impacted our financial results for the year ended December 31, 2008 and, as a direct result, we have recorded a goodwill impairment charge of $432 million, comprised of $336 million relating to our Business Media operating segment and $96 million relating to our Media Solutions reporting unit within our Media operating segment. Subsequent to the recognition of these impairment charges and as of December 31, 2008, we had goodwill and intangible assets of approximately $12.3 billion. Any further downward revisions in the fair value of our reporting units or our intangible assets could result in further impairment charges for goodwill and intangible assets that could materially affect our financial performance.

Our substantial indebtedness could adversely affect our financial health.

We have now and will continue to have a significant amount of indebtedness. On December 31, 2008, we had total indebtedness of $8,494 million. Furthermore, the interest payments on our indebtedness could reduce the availability of our cash flow.

Our substantial indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to the current general adverse economic and industry conditions;

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify. In January 2009, we issued $330 million in aggregated principal amount of 11.625% Senior Notes due 2014 at an issue price of $297 million, with cash proceeds of approximately $291 million net of estimated fees and expenses. While we may use a portion of these net proceeds to pay down existing indebtedness, we are not required to do so.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and product development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our cash interest expense for the years ended December 31, 2008 and 2007 was $494 million and $533 million, respectively. At December 31, 2008, we had $5,620 million of floating-rate debt under our senior secured credit facilities and our existing floating rate notes. A one percent increase in our floating rate indebtedness would increase annual interest expense by approximately $56 million. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured credit facilities, on commercially reasonable terms or at all.

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

We rely on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, service mark and trade secret laws to protect the proprietary aspects of our brands, technology, data and estimates. These legal measures afford only limited protection, and competitors may gain access to our intellectual property and proprietary information. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Our trade secrets, data and know-how could be subject to unauthorized use, misappropriation or disclosure, despite having required our employees, consultants, clients and collaborators to enter into confidentiality agreements. Our trademarks could be challenged, forcing us to rebrand our products or services, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Given the importance of our intellectual property, we will enforce our rights whenever necessary and prudent to do so.

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

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements or stop the sale of certain products or services, any of which could have a negative impact on our operating profits and harm our future prospects and financial condition.

We generate revenues throughout the world which are subject to exchange rate fluctuations, and our revenue and net income may suffer due to currency translations.

Our U.S. operations earn revenue and incur expenses primarily in U.S. Dollars, while our European operations earn revenue and incur expenses primarily in Euros. Outside the U.S. and the European Union, we generate revenue and expenses predominantly in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. Dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. This risk could have a material adverse effect on our business, results of operations and financial condition.

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

Due to the high-profile nature of our services in the media, internet and entertainment information industries, we could become the target of criticism by various industry groups and market segments. We strive to be fair, transparent and impartial in the production of audience measurement services, and the quality of our U.S.

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

A relatively small number of clients contribute a significant percentage of our total revenues. Our top ten clients accounted for approximately 22% of our total revenues for the year ended December 31, 2008. We cannot assure you that any of our clients will continue to use our services to the same extent, or at all, in the future. A loss of one or more of our largest clients, if not replaced by a new client or an increase in business from existing clients, would adversely affect our prospects, business, financial condition and results of operations.

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

We rely on a third party for the performance of a significant portion of our worldwide information technology and operations functions, various services and assistance in certain integration projects. A failure to provide these functions, services or assistance in a satisfactory manner could have an adverse affect on our business.

Pursuant to the terms of a ten year agreement, effective February 19, 2008, we are dependant upon TCS for the performance of a significant portion of our information technology and operations functions worldwide, the provision of a broad suite of information technology and business process services, including general and process consulting, product engineering, program management, application development and maintenance, coding, data management, finance and accounting services and human resource services, as well as assistance in integrating and centralizing multiple systems, technologies and processes on a global scale. The success of our business depends in part on maintaining our relationships with TCS and their continuing ability to perform these functions and services in a timely and satisfactory manner. If we experience a loss or disruption in the provision of any of these functions or services, or they are not performed in a satisfactory manner, we may have difficulty in finding alternate providers on terms favorable to us, or at all, and our business could be adversely affected.

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

Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While many of our businesses have appropriate disaster recovery plans in place, we currently do not have full backup facilities everywhere in the world to provide redundant network capacity in the event of a system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver our products and services to our clients and could be costly to implement. Additionally, significant delays in the planned delivery of system enhancements and improvements, or inadequate performance of the systems once they are completed, could damage our reputation and harm our business. Finally, long-term disruptions in infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, and acts of terrorism (particularly involving cities in which we have offices) could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

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

Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people, with the increasingly diverse skills needed to serve clients and expand our business, in many locations around the world. Competition for highly qualified, specialized technical and managerial, and particularly consulting personnel is intense. Recruiting, training and retention costs and benefits place significant demands on our resources. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us, including our ability to obtain and successfully complete important client engagements and thus maintain or increase our revenues.

Subsequent to December 31, 2008 our internal controls over financial reporting may not be effective and we and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

Section 404 of the Sarbanes Oxley Act of 2002 and rules and regulations of the SEC thereunder require that companies who are required to file reports under section 13(a) or 15(d) of the Securities Exchange Act 1934 evaluate their internal controls over financial reporting in order to allow management to report on, and their independent auditors to attest to, their internal controls over financial reporting. Management has conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2008 based on the framework and criteria established in Internal Control—Integration Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2008. Our independent registered public accounting firm will not be required to certify as to the effectiveness of our internal controls over financial reporting until December 31, 2009. If we and our independent registered public accounting firm were not be able to certify as to the effectiveness of our internal controls over financial reporting for periods subsequent to December 31, 2008, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs to improve our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations.

Changes in tax laws or their application or the loss of Dutch tax residence may adversely affect our reported results.

We operate in approximately 100 countries worldwide and our earnings are subject to taxation in many differing jurisdictions and at differing rates. We seek to organize our affairs in a tax efficient manner, taking account of the jurisdictions in which we operate. We are treated as a Netherlands tax resident for Dutch tax purposes. Tax laws that apply to our business may be amended by the relevant authorities, for example as a result of changes in fiscal circumstances or priorities. In addition, we may lose our status as a Dutch tax resident. Such amendments or their application to our business or loss of tax residence, may significantly adversely affect our reported results.

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

The technological data processing functions for certain of our U.S. operations are concentrated at our Global Technology and Information Center (“GTIC”) at a single location in Florida. Our geographic concentration in Florida heightens our exposure to a hurricane or tropical storm. These weather events could cause severe damage to our property and technology and could cause major disruption to our operations. Although our GTIC was built in anticipation of a severe weather event and we have insurance coverage, if we were to experience a catastrophic loss, we may exceed our policy limits and/or we may have difficulty obtaining similar insurance coverage in the future. We cannot assure you that a hurricane or tropical storm could not have an adverse impact on our business.

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

We have conducted and will continue to conduct a number of business initiatives through joint ventures, some of which are or may be controlled by others and which may prevent us from achieving our objectives. Our joint venture partners might have economic or business objectives that are inconsistent with our objectives. Our joint venture partners could go bankrupt, leaving us liable for their share of joint venture liabilities. Although we generally will seek to maintain sufficient control of any joint venture to permit our objectives to be achieved, we might not be able to take action without the approval of our joint venture partners. Also, our joint venture partners could take appropriate actions binding on the joint venture without our consent. Accordingly, the use of joint ventures could prevent us from achieving their intended objectives. The terms of our joint venture agreements may limit our business opportunities.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties and Facilities

We lease property in more than 640 locations worldwide. We also own seven properties worldwide, including our offices in Oxford, United Kingdom, Mexico City, Mexico and Sao Paulo, Brazil. Our leased property includes offices in New York, New York, Oldsmar, Florida, and Markham, Canada. We lease property in Oldsmar, Florida which we use as our GTIC. In addition, we are subject to certain covenants including the requirement that we meet certain conditions in the event we merge into or convey, lease, transfer or sell our properties or assets as an entirety or substantially as an entirety to, any person or persons, in one or a series of transactions.

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

In connection with the acquisition of NMR, Nielsen recorded in 1999, a liability for NMR’s aggregate liability for payments related to the D&B Legacy Tax Matters. During the year ended December 31, 2008, Nielsen paid $6 million to settle its portion of one of the outstanding tax matters previously in arbitration, including $1 million in interest. As of December 31, 2008, Nielsen has $11 million of remaining accruals, which are considered to be adequate to cover any liabilities associated with the remaining matters.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. In May 2008, Valcon Acquisition B.V. acquired the remaining Nielsen common shares through a statutory squeeze-out procedure pursuant to Dutch legal and regulatory requirements and therefore held 100% of the Company’s outstanding common shares as of December 31, 2008.

No dividends have been declared on our common stock for the years ended December 31, 2008 or 2007 or the period from May 24, 2006 through December 31, 2006. Our senior secured credit facility and debenture loans contain restrictions on our ability to pay dividends on our common stock. See Note 10 to our consolidated financial statements, “Long-term Debt and Other Financing Arrangements,” for a description of our senior secured credit facility, debenture loans and these dividend restrictions.

Item 6.	Selected Financial Data

The following table sets forth selected historical consolidated financial data of Nielsen as of the dates and periods indicated. The selected consolidated statement of operations data for the period from January 1, 2006 to May 23, 2006 have been derived from our predecessor audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the period from May 24, 2006 to December 31, 2006 and the selected consolidated balance sheet data as of December 31, 2008 and 2007 have been derived from our successor audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected consolidated balance sheet data as of December 31, 2006 have been derived from our successor audited consolidated financial statements, which are not included in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the selected consolidated balance sheet data as of December 31, 2005 and 2004 have been derived from our predecessor audited consolidated financial statements which are not included in this Form 10-K. The results of operations for any period are not necessarily indicative of the results to be expected for any future period. The audited financial statements from which the historical financial information for the periods set forth below have been derived were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K.

	(Successor)			(Predecessor)
(IN MILLIONS)	Year Ended December 31, 2008(1)	Year Ended December 31, 2007(2)	May 24- December 31, 2006(3)	January 1- May 23, 2006	Year Ended December 31,
					2005(4)	2004(5)
Statement of Operations Data:
Revenues	$5,012	$4,707	$2,548	$1,626	$4,059	$3,814
(Loss)/income from continuing operations	(521)	(282)	(279)	(14)	172	278
(Loss)/income from continuing operations per common share (basic)	*	*	*	(0.06)	0.64	1.07
(Loss)/income from continuing operations per common share (diluted)	*	*	*	(0.06)	0.64	1.07
Cash dividends declared per common share	—	—	—	—	0.15	0.66

*	Not included for the Successor periods as no publicly traded shares were outstanding.

	(Successor)			(Predecessor)
	December 31,			December 31,
(IN MILLIONS)	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$15,358	$16,254	$16,023	$10,663	$13,801
Long-term debt excluding capital leases	8,307	7,967	7,674	2,482	4,531
Capital leases	121	130	145	155	163

(1)	The loss in the year ended December 31, 2008 was primarily due to $639 million of interest expense, a goodwill impairment charge of $432 million and $120 million in restructuring costs.

(2)	The loss in the year ended December 31, 2007 was primarily due to $648 million of interest expense, $105 million in foreign currency exchange transaction losses and $137 million in restructuring costs.

(3)	The loss in the period May 24, 2006 to December 31, 2006 was primarily due to $372 million of interest expense, the $90 million deferred revenue purchase price adjustment, $71 million in foreign currency exchange transaction losses and $68 million in restructuring costs.

(4)	The 2005 income from continuing operations included $55 million in costs from the settlement of the antitrust agreement with IRI, a $36 million payment of failed deal costs to IMS Health and a $102 million loss from the early extinguishment of debt.

(5)	The 2004 income from continuing operations included a $135 million goodwill impairment charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read together with the accompanying consolidated financial statements and related notes thereto. In addition, the following discussion and analysis covers periods both prior to and subsequent to the Valcon Acquisition (as defined below). Accordingly, historical periods may not be comparable with the periods presented after the Valcon Acquisition. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. These forward-looking statements are subject to numerous risks and uncertainties. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements. See “Cautionary Statement Regarding Forward Looking Statements” in Part I of this Annual Report on Form 10-K. Unless required by context, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries.

Background and Basis of Presentation

On May 24, 2006, Nielsen was acquired through a tender offer to shareholders by Valcon Acquisition B.V. (“Valcon”), an entity formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, the “Sponsors”), which held 99.4% of Nielsen’s outstanding common shares as of December 31, 2007. Nielsen became a subsidiary of Valcon upon the consummation of the acquisition by Valcon (“Valcon Acquisition”). In May 2008, Valcon acquired the remaining Nielsen common shares through a statutory squeeze-out procedure pursuant to Dutch legal and regulatory requirements and therefore held 100% of Nielsen’s outstanding common shares as of December 31, 2008. Valcon also acquired 100% of the Nielsen preferred B shares in the period from May 24, 2006 to December 31, 2006, which were subsequently canceled. The common and preferred shares were delisted from the NYSE Euronext on July 11, 2006.

In connection with the Valcon Acquisition in May 2006, Valcon entered into a senior secured bridge facility (“Valcon Bridge Loan”) under which Valcon had borrowed $6,164 million as of August 2006 when the Valcon Bridge Loan was settled and replaced with permanent financing consisting of (i) senior secured credit facilities consisting of seven-year $4,175 million and €800 million senior secured term loan facilities and a six-year $688 million senior secured revolving credit facility and (ii) debt securities, consisting of $650 million 10% and €150 million 9% Senior Notes due 2014 of Nielsen Finance LLC and Nielsen Finance Co., $1,070 million 12.5% Senior Subordinated Discount Notes due 2016 of Nielsen Finance LLC and Nielsen Finance Co. and €343 million 11.125% Senior Discount Notes due 2016 of Nielsen. See “—Liquidity and Capital Resources” for a further discussion of the financing transactions related to the Valcon Acquisition.

Valcon’s cost of acquiring Nielsen and related debt has been pushed down to establish the new accounting basis in Nielsen. The Valcon Acquisition has been accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The allocation of purchase price was based on fair values of the assets acquired and liabilities assumed as of May 24, 2006.

Our consolidated statements of operations, cash flows and shareholders’ equity are presented for two periods: Successor, for the years ended December 31, 2008 and 2007 and the period from May 24, 2006 to December 31, 2006 following the consummation of the Valcon Acquisition; and Predecessor, for the period from January 1, 2006 to May 23, 2006 preceding the Valcon Acquisition. As a result of the Valcon Acquisition and the resulting change in ownership, we are required to separately present our operating results for the Successor and the Predecessor periods for the year ended December 31, 2006.

In the following discussion, the 2006 results are adjusted to reflect the pro forma effect of the Valcon Acquisition as if it had occurred on January 1, 2006. The results for the year ended December 31, 2007 are compared to the pro forma basis for the year ended December 31, 2006. Management believes this to be the most meaningful and practical way to comment on our results of operations.

Overview of our Business

We are a leading global information and media company providing essential marketing and media measurement information, analytics and industry expertise to customers across the world. We operate in approximately 100 countries and are headquartered in Haarlem in the Netherlands and New York in the United States. Through our broad portfolio of products and services, we track sales of consumer products each year, report on television viewing habits in countries representing more than 60% of the world’s population, measure internet audiences and produce trade shows, print publications and digital products. We currently operate, and therefore report, in three segments: Consumer Services, Media and Business Media.

Our Business Segments

Our Consumer Services segment provides essential market research and analysis primarily to businesses in the consumer packaged goods industry. These services help our clients make marketing and sales decisions by providing expertise in such areas as performance measurement, consumer segmentation and targeting, marketing mix, price and promotion, distribution strategy and execution and forecasting. Our expertise results from the integration of our core data services with an advanced professional services client service model. Core services from our Consumer Services segment include retail measurement services (ScanTrack), household consumer panels (Nielsen Homescan), new product testing (BASES), consumer segmentation and targeting (Spectra), customized research services and marketing optimization services (Analytical Consulting). We believe these products and services give our clients a competitive advantage in making informed decisions in today’s fast-moving and complex marketplace. Our Consumer Services segment operates in approximately 100 countries. We believe one of our primary strengths is our global presence, which is increasingly important in today’s environment as our largest clients operate globally and continue to expand and invest in developing markets. Spectra was moved from Other Services to Consumer Panel within the segment in 2008.

Our Media segment consists of businesses that are leading providers of media, online, mobile and entertainment measurement information. This segment measures audiences, program and commercial occurrences, advertising spending, consumer spending, consumer engagement and other consumer behavior world-wide for television (Nielsen Media, AGB Nielsen Media and Nielsen IAG), the internet (Nielsen Online), mobile phones (Nielsen Mobile), motion pictures, music, video, books, print, place-based and other emerging media. This segment also provides solution services, applications and tools (through Nielsen Claritas, Nielsen IMS and Nielsen Media Solutions) to complement and integrate our critical Media and Consumer measurement information, allowing media owners, advertising agencies, advertisers and retailers to plan and optimize their marketing strategies. During 2007, to conform to a change in presentation reflected in management reporting, we reclassified Claritas, our target marketing solutions business, from Consumer Services to the Media segment.

Our Business Media segment is one of the largest providers of integrated business-to-business information in the world. This segment produces approximately 60 trade shows, 28 print publications and 250 digital products (including websites, online newsletters, virtual tradeshows and webinars), targeted to specific industry groups.

Our revenue is highly diversified by business segment. In 2008 and 2007, respectively, 56% and 56% of our revenues were generated by Consumer Services, 35% and 33% from our Media segment and the remaining 9% and 11% was generated by Business Media.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. The most significant of these estimates relate to: revenue recognition; business combinations including purchase price allocations; accruals for severance, pension costs and other post-retirement benefits; accounting for income taxes; and valuation of long-lived assets including goodwill and indefinite-lived intangible assets, computer software and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the valuation of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results could vary from these estimates under different assumptions or conditions. The accounting policies followed by us for the Successor period are consistent with those of the Predecessor period except for the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Post Retirement Plans,” which we early-adopted as of the Valcon Acquisition date and the adoption of the provisions of FASB interpretation No. 48, “Accounting For Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. For a summary of the significant accounting policies, including critical accounting policies discussed below, see Note 1 to the consolidated financial statements “Description of Business, Basis of Presentation and Significant Accounting Policies.”

Revenue Recognition

In accordance with the provisions of SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, we recognize our revenues for the sale of services and products when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable and the collectibility of the related revenue is reasonably assured.

A significant portion of our revenue is generated from our media and marketing services. We generally recognize revenue from the sale of our services and products based upon fair value as the services are performed, which is usually ratably over the term of the contract(s). Invoiced amounts are recorded as deferred revenue until earned.

Our revenue arrangements may include “Multiple Deliverables” as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. In these arrangements, the individual deliverables within the contract are separated and recognized upon delivery based upon their fair values relative to the total contract value, to the extent that the fair values are readily determinable and the deliverables have stand-alone value to the customer (the “relative fair value method”).

A discussion of our revenue recognition policies, by segment, follows:

Consumer Services

Revenue, primarily from retail measurement services and consumer panel services, is recognized on a straight-line basis over the period during which the services are performed and information is delivered to the customer. Software sold as part of these arrangements is considered to be incidental to the arrangements and is not recognized as a separate element.

We perform customized research projects that are recognized into revenue as value is delivered to the customer. The pattern of revenue recognition for these contracts varies depending on the terms of the individual contracts, and may be recognized proportionally or deferred until the end of the contract term and recognized when the final report has been delivered to the customer.

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

For products, such as magazines, sold to customers with the right to return unsold items, revenues are recognized when the products are shipped, based on gross sales less an allowance for future estimated returns. Revenue from trade shows and certain costs are recognized upon completion of each event.

Business Combinations

We account for our business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires significant judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are stated at historical cost less accumulated impairment losses, if any.

Goodwill and other indefinite-lived intangible assets, consisting of certain trade names and trademarks, are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. We have designated October 1st as the date in which the annual assessment is performed as this timing corresponds with the development of our formal budget and business plan review. We review the recoverability of its goodwill by comparing the estimated fair values of reporting units with their respective carrying amounts. We established, and continue to evaluate, our reporting units based on our internal reporting structure and generally define such reporting units at our operating segment level or one level below. The estimates of fair value of a reporting unit are determined using a combination of valuation techniques, primarily by an income approach using a discounted cash flow analysis and a market-based approach.

A discounted cash flow analysis requires the use of various assumptions, including expectations of future cash flows, growth rates, discount rates and tax rates in developing the present value of future cash flow projections. Many of the factors used in assessing fair value are outside of the control of management, and these assumptions and estimates can change in future periods. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit, and therefore could affect the amount of potential impairment. The following assumptions are significant to our discounted cash flow analysis:

•

Business projections—the assumptions of expected future cash flows and growth rates are based on assumptions about the level of business activity in the marketplace as well as applicable cost levels that drive our budget and business plans. The budget and business plans are updated at least annually and are frequently reviewed by management and our Supervisory Board.

•

Long-term growth rates—the assumed long-term growth rate representing the expected rate at which a reporting unit’s earnings stream, beyond that of the budget and business plan period, is projected to grow. These rates are used to calculate the terminal value, or value at the end of the future earnings stream, of our reporting units, and are added to the cash flows projected for the budget and business plan period.

•

Discount rates—the reporting unit’s combined future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be used by market participants. The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

We also use a market-based approach in estimating the fair value of our reporting units. The market-based approach utilizes available market comparisons such as indicative industry multiples that are applied to current year revenue and earnings as well as recent comparable transactions.

To validate the reasonableness of the reporting unit fair values, we reconcile the aggregate fair values of our reporting units to our enterprise market capitalization. Enterprise market capitalization includes, among other factors, the estimated fair value of our common stock and the appropriate redemption values of our debt.

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

As discussed further below (See “—Impairment of Goodwill”), our operating results for the year ended December 31, 2008 include an aggregate goodwill impairment charge of $432 million. There was no impairment noted in 2008 with respect to our indefinite lived intangible assets. The tests for 2007 and 2006 confirmed that the fair value of our reporting units and indefinite lived intangible assets exceeded their respective carrying amounts and that no impairment was required.

Pension Costs

We provide a number of retirement benefits to our employees, including defined benefit pension plans and post retirement medical plans. Pension costs, in respect of defined benefit pension plans, primarily represent the increase in the actuarial present value of the obligation for pension benefits based on employee service during the year and the interest on this obligation in respect of employee service in previous years, net of the expected return on plan assets. Differences between this expected return and the actual return on these plan assets and actuarial changes are not recognized in the statement of operations, unless the accumulated differences and changes exceed a certain threshold. The excess is amortized and charged to the statement of operations over, at the maximum, the average remaining term of employee service. We recognize obligations for contributions to defined contribution pension plans as expenses in the statement of operations as they are incurred.

We account for our retirement plans in accordance with SFAS No. 158, “Employers’ Accounting for Pensions and other Post Retirement Benefits,” and, accordingly, the determination of benefit obligations and expenses is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, the expected return on plan assets and the assumed rate of compensation increases. We provide retiree medical benefits to a limited number of participants in the U.S. and have ceased to provide retiree health care benefits to certain of our Dutch retirees. Therefore, retiree medical care cost trend rates are not a significant driver of our post retirement costs. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them as necessary.

The discount rate is the rate at which the benefit obligations could be effectively settled. For our U.S. plans, the discount rate is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency. We believe the timing and amount of cash flows related to the bonds in this portfolio is expected to match the estimated payment benefit streams of our U.S. plans. For the Dutch and other non-U.S. plans, the discount rate is set by reference to market yields on high quality corporate bonds.

To determine the expected long-term rate of return on pension plan assets, we consider, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For our U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. A similar 50 basis point decrease in the expected return on assets would increase pension expense on our principal Dutch plans by approximately $3 million per year. We assumed that the weighted averages of long-term returns on our pension plans were 6.4 % and 6.1% for the years ended December 31, 2008 and 2007, respectively, and 6.3% for the Successor period from May 24, 2006 to December 31, 2006. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, we believe it is appropriate to use long-term expected forecasts in selecting our expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts.

Income Taxes

We operate in approximately 100 countries worldwide. We have completed many material acquisitions and divestitures, which have generated complex tax issues requiring management to use its judgment to make various tax determinations. We try to organize the affairs of our subsidiaries in a tax efficient manner, taking into consideration the jurisdictions in which we operate. Due to outstanding indemnification agreements, the tax payable on select disposals made in recent years has not been finally determined. Although we are confident that tax returns have been appropriately prepared and filed, there is risk that additional tax may be assessed on certain transactions or that the deductibility of certain expenditures may be disallowed for tax purposes. Our policy is to estimate tax risk to the best of our ability and provide accordingly for those risks and take positions in which a high degree of confidence exists that the tax treatment will be accepted by the tax authorities. The policy with respect to deferred taxation is to provide in full for temporary differences using the liability method.

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

Long-Lived Assets

We are required to assess whether the value of our long-lived assets, including our buildings, improvements, technical and other equipment, and amortizable intangible assets have been impaired whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires us to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and our assessments change.

We capitalize software development costs with respect to major internal use software initiatives or enhancements in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The costs are capitalized from the time that the preliminary project stage is completed, and we consider it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to six years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment is recognized. These estimates are subject to revision as market conditions and as our assessments change.

Share-based compensation

We account for share-based awards in accordance with SFAS No.123(R), “Shared-Based Payment”. Share-based compensation expense is primarily based on the estimated grant date fair value using the Black-Scholes option pricing model. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the expected term of stock options, expected volatility of our stock, and the number of stock-based awards expected to be forfeited due to future terminations. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our financial results. We consider several factors in estimating the expected life of our options granted, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees, which we believe are representative of future behavior. Expected volatility is based primarily on a combination of the estimates of implied volatility of the Company’s peer-group and the Company’s historical volatility adjusted for its leverage.The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.

Factors Affecting Nielsen’s Financial Results

Acquisitions and Investments in Affiliates

On December 19, 2008, we completed the purchase of the remaining 50% interest in AGB Nielsen Media Research, subsequently rebranded as AGB Nielsen Media (“AGBNMR”), a leading international television audience media measurement business, from WPP. With our full ownership of AGBNMR, we expect to be able to better leverage our global media product portfolio. In exchange for the remaining 50% interest in AGBNMR, we transferred our SRDS advertising data business assets and our 100% ownership in PERQ/HCI LLC, our healthcare media planning, trading and post campaign effectiveness business. In addition, we transferred our 11% share in IBOPE Pesquisa de Midea Ltda., IBOPE LatinAmerica S.A. and IMI.Com, which are part of the IBOPE Group that specializes in media, market and opinion research. The fair value of the aforementioned business assets and ownership interests transferred was $72 million. No material gain or loss was recorded on the business assets and ownerships transferred. Our preliminary allocation of purchase price resulted in an allocation to intangible assets of $29 million and to goodwill of $36 million. We also reclassified $108 million from investment in affiliates to goodwill. In connection with the transaction, we allocated $57 million of goodwill and intangible assets to the business assets and ownership interests transferred based on the relative fair value of the corresponding reporting unit. Net cash acquired in this transaction was $23 million. Prior to completing this transaction, WPP and Nielsen agreed to close the operations of AGB Nielsen Media Research China, effective December 31, 2008, for which AGBNMR recorded restructuring charges associated with employee severance and other exit costs as well as the impairment of certain long-lived assets. As a result of these actions, we recorded a charge of approximately $11 million to our equity in net (loss)/income of affiliates during the year ended December 31, 2008.

On May 15, 2008, we completed the acquisition of IAG Research, Inc, subsequently rebranded as Nielsen IAG (“IAG”), for $223 million (including non-cash consideration of $1 million), which was net of $12 million of cash acquired. The acquisition expands our television and internet analytics services through IAG’s measurement of consumer engagement with television programs, national commercials and product placements. We performed a preliminary valuation of the purchase price, which resulted in an allocation to identifiable intangible assets of $78 million and an allocation to goodwill of $147 million, net of tax adjustments. We do not expect that any change in allocation of purchase price resulting from the final valuation will have a material impact on our consolidated financial statements.

For the year ended December 31, 2008, we paid cash consideration of $39 million associated with other acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions and as of December 31, 2008, we have recorded deferred consideration of $12 million, which was subsequently paid in January 2009. Had the AGBNMR, IAG and other acquisitions occurred as of January 1, 2008, the impact on our consolidated results of operations would have been immaterial.

For the year ended December 31, 2007, we completed several acquisitions with an aggregate consideration, net of cash acquired, of $837 million. Goodwill increased by $508 million as a result of these acquisitions.

The most significant acquisitions were the purchase of the remaining minority interest of Nielsen BuzzMetrics ($47 million), on June 4, 2007, the purchase of the remaining minority interest of Nielsen//NetRatings ($330 million, including $33 million to settle all outstanding share-based awards), on June 22, 2007 and the acquisition of Telephia, Inc. (“Telephia”), on August 9, 2007, for approximately $449 million including non-cash consideration of $6 million. On October 15, 2007, we announced the formation of Nielsen Mobile, which combines Telephia with several of our existing initiatives in the mobile market. In 2008, we finalized our valuation of these acquisitions resulting in a net allocation to intangible assets and a net reduction of goodwill of $11 million, net of tax. In addition, we recorded an adjustment to goodwill of $15 million relating to our acquisition of Telephia, which was comprised of reductions to acquired deferred tax asset valuation allowances. Had these acquisitions occurred as of January 1, 2007, the impact on our consolidated results of operations would have been immaterial. Prior to these acquisitions both Nielsen//NetRatings and Nielsen BuzzMetrics were consolidated subsidiaries of Nielsen up to the ownership interest.

During the period from May 24, 2006 to December 31, 2006, we completed several acquisitions with an aggregate consideration, net of cash acquired, of $29 million and deferred consideration up to a maximum of $5 million, contingent on future performance. Had these acquisitions occurred as of January 1, 2006 the impact on our consolidated results of operations would have been immaterial.

We completed several acquisitions during the Predecessor period from January 1, 2006 to May 23, 2006, with an aggregate consideration of $69 million. Had these acquisitions occurred at the beginning of the periods, the impact on our consolidated results of operations for the Predecessor period would have been immaterial.

Divestitures

During the year ended December 31, 2008, we received $23 million in net proceeds primarily associated with two divestitures within our Business Media segment and the final settlement of the sale of our Directories segment to World Directories Acquisition Corp (“World Directories”). The impact of these divestitures on our consolidated statement of operations was immaterial for all periods presented.

On February 8, 2007, we completed the sale of a significant portion of our Business Media Europe unit (“BME”) to 3i, a European private equity and venture capital firm for $414 million in cash. During the year ended December 31, 2007, we recorded a gain on sale of discontinued operations of $17 million, primarily related to BME’s previously recognized currency translation adjustments from the date of the Valcon Acquisition to the date of sale, and a pension curtailment gain. No other material gain was recognized on the sale because the sales price approximated the carrying value. Our consolidated financial statements reflect BME’s business as discontinued operations. A portion of the proceeds from the sale of BME was used to pay down our debt under our senior secured credit facility. (See “—Factors Affecting Nielsen’s Financial Results—Divestitures” and Note 4 to the consolidated financial statements, “Business Divestitures”).

On October 30, 2007, the Company completed the sale of its 50% share in VNU Exhibitions Europe to Jaarbeurs (Holding) B.V. for cash consideration of $51 million.

Foreign Currency

Our financial results are reported in U.S. Dollars and are therefore subject to the impact of movements in exchange rates on the translation of the financial information of individual businesses whose functional currencies are other than U.S. Dollars. Approximately 54% (57% in 2007) of our revenues were denominated in U.S. Dollars during 2008. Our principal foreign exchange revenue exposure is spread across several currencies, primarily the Euro, as set forth below:

			Successor	Predecessor
(IN MILLIONS)	Year ended December 31, 2008	Year ended December 31, 2007	Period from May 24, 2006 through December 31, 2006	Period from January 1, 2006 through May 23, 2006
EURO	15%	14%	12%	12%
OTHER CURRENCIES	31%	29%	29%	27%

As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results. Based on the above mix of currencies in 2008 a one cent change in the U.S. Dollar/Euro exchange rate would have impacted revenues by approximately $5 million, with an immaterial impact on operating income. Impacts associated with fluctuations in foreign currency are discussed in more detail under Item 7A “—Quantitative and Qualitative Disclosures about Market Risks.” In countries with currencies other than the U.S. Dollar, assets and liabilities are translated into U.S. Dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. Dollar to Euro exchange rate was $1.47 to €1.00, $1.37 to €1.00 and $1.24 to €1.00 for the years ended December 31, 2008, 2007 and 2006, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

Results of Operations—(Years Ended December 31, 2008 and 2007), Pro Forma (Year Ended December 31, 2006), Successor (from May 24, 2006 to December 31, 2006) and Predecessor (from January 1, 2006 to May 23, 2006).

The following table sets forth, for the periods indicated, the amounts included in our Consolidated Statements of Operations and unaudited pro forma results for the year ended December 31, 2006:

			Pro Forma(1)	Successor	Predecessor
(IN MILLIONS)	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Period from May 24, 2006 through December 31, 2006	Period from January 1, 2006 through May 23, 2006
			Unaudited
Revenues	$5,012	$4,707	$4,174	$2,548	$1,626

Cost of revenues, exclusive of depreciation and amortization shown separately below	2,183	2,112	1,989	1,202	787
Selling, general and administrative expenses exclusive of depreciation and amortization shown separately below	1,655	1,585	1,460	912	554
Depreciation and amortization	504	457	423	257	126
Transaction costs	—	—	—	—	95
Impairment of Goodwill	432	—	—	—	—
Restructuring costs	120	137	75	68	7

Operating income	118	416	227	109	57

Interest income	17	30	14	11	8
Interest expense	(639)	(648)	(654)	(372)	(48)
(Loss)/gain on derivative instruments	(15)	40	(4)	5	(9)
Loss on early extinguishment of debt	—	—	(5)	(65)	—
Foreign currency exchange transaction gains/(losses), net	22	(105)	(74)	(71)	(3)
Other (expense)/income, net	(13)	1	7	(7)	14

(Loss)/income from continuing operations before income taxes, minority interests and equity in net (loss)/income of affiliates	(510)	(266)	(489)	(390)	19
(Provision)/benefit for income taxes	(4)	(18)	109	105	(39)
Minority interests	—	—	—	—	—
Equity in net (loss)/income of affiliates	(7)	2	12	6	6

Loss from continuing operations	$(521)	$(282)	$(368)	$(279)	$(14)

(1)	The unaudited pro forma presentation for the year ended December 31, 2006 reflects the sum of the results for the Successor period from May 24, 2006 to December 31, 2006 following the Valcon Acquisition and the Predecessor period from January 1, 2006 to May 23, 2006 preceding the Valcon Acquisition. The 2006 pro forma results are adjusted to reflect the pro forma effect of the Valcon Acquisition and its related financing as if it had occurred on January 1, 2006. Pro forma adjustments include: increased interest expense/income ($239 million), reversal of transaction costs directly related to the Valcon Acquisition ($95 million), reversal of fees associated with extinguishment of bridge financing ($60 million), increased amortization related to purchase price allocation ($40 million), decreased selling, general and administrative expenses ($6 million) consisting of decreased pension costs related to the Valcon Acquisition ($10 million) and increased sponsor fees ($4 million) and the related income tax effects.

Consolidated Results for the year ended December 31, 2008 versus the year ended December 31, 2007

When comparing our results for the year ended December 31, 2008 with results for the year ended December 31, 2007, the following should be noted:

Items affecting Operating Income for the year ended December 31, 2008

•	Foreign currency exchange rate fluctuations increased revenue growth by 2.0%.

•	We incurred $432 million of goodwill impairment charges.

•	We incurred $120 million of restructuring expense.

Items affecting Operating Income for the year ended December 31, 2007

•	We incurred $137 million of restructuring expense.

•

We incurred approximately $37 million in incremental expenses associated with deal related expenses, compensation agreements and recruiting costs for certain corporate executives and legal settlements.

Revenues

Our revenues increased 6.5% to $5,012 million for the year ended December 31 2008 versus $4,707 million for the year ended December 31, 2007. On a constant currency basis, revenues increased 4.5% driven by a 3.8% increase in Consumer Services, primarily due to growth in Retail Measurement Services, Customized Research and Analytical Consulting Services, and a 10.2% increase in Media, as a result of Nielsen Media and Nielsen Online growth and the impact of the Telephia and IAG acquisitions. The increase was partly offset by a 10.5% decline in Business Media due to softness in advertising-related revenues and the impact of the economic downturn and the divestiture of two non-core publications in 2008.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 3.3% to $2,183 million for the year ended December 31, 2008 versus $2,112 million for the year ended December 31, 2007. On a constant currency basis, cost of revenues increased by 1.1% driven by the impact of revenue growth at Consumer Services and Media, as well as the impact of the Telephia and IAG acquisitions. The growth in costs was partly offset by productivity savings following actions implemented under the corporate transformation (“Transformation Initiative”), discussed further below (See “—Restructuring Costs”), in the past year, lower volume-related expenses at Entertainment and Media Solutions, and lower Publication costs at Business Media.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 4.4% to $1,655 million for the year ended December 31, 2008 versus $1,585 million for the year ended December 31, 2007. On a constant currency basis, selling, general and administrative expenses increased 2.3%, primarily attributable to continued investment in developing markets within Consumer Services, higher costs at Media related to the impact of the Telephia and IAG acquisitions, spending on product initiatives to support Media’s overall growth strategy and increased corporate spending to support new product and marketing initiatives. These increases were partly offset by headcount-related savings at Business Media, lower share based compensation expenses (inclusive of the acceleration and settlement of Nielsen//NetRatings’ share options in 2007) and lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives.

Depreciation and Amortization

Depreciation and amortization increased 10.5% to $504 million for the year ended December 31, 2008 versus $457 million for the year ended December 31, 2007. On a constant currency basis, depreciation and amortization expense increased 9.2% driven by increased depreciation related to capital investment in hardware and software and increased amortization due to the impact of the Telephia and IAG acquisitions, partly offset by lower amortization on previously acquired intangible assets at Business Media.

Impairment of Goodwill

We performed our annual impairment assessment for goodwill and indefinite-lived intangible assets as of October 1, 2008 and determined there was a potential impairment of goodwill in our Business Media operating segment as well as our Media Solutions reporting unit within our Media operating segment, primarily as a result of continued weakness in the macroeconomic environment, a reduction in expected future cash flows and other contributing factors within the reporting units’ market environment. Therefore, the required second step of the assessment for the affected reporting units was performed in which the implied fair value of those reporting units’ goodwill was compared to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination: that is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The second step of the annual assessment resulted in the recognition of a goodwill impairment charge of $432 million comprised of $336 million relating to our Business Media operating segment and $96 million relating to the Media Solutions reporting unit within our Media operating segment. A deferred tax benefit of $42 million was recognized as a result of these impairment charges.

Restructuring Costs

As discussed in Note 8 to our consolidated financial statements, “Restructuring Activities”, in December 2006, we announced our intention to expand current cost-saving programs to all areas of our operations worldwide. We further announced strategic changes as part of a major corporate transformation (“Transformation Initiative”). The Transformation Initiative is designed to make us a more successful and efficient enterprise. As such, we continue to execute cost-reduction programs by streamlining and centralizing certain corporate, operational and information technology functions, leveraging global procurement, consolidating real estate and expanding, outsourcing or off-shoring certain other operational and production processes. We estimate these actions will result in over $50 million of additional targeted annual run rate cost savings. Implementation of these initiatives is expected to continue through 2009.

We recorded $120 million in restructuring charges for the year ended December 31, 2008. The charges included severance costs associated with the termination of approximately 2,700 employees in 2008 as well as $24 million of contractual termination costs and asset write-offs.

We recorded $137 million in restructuring charges for the year ended December 31, 2007. The charges included $96 million in severance costs associated with the termination of approximately 2,700 employees in 2007 as well as $6 million in asset write-and $35 million in consulting fees and other costs, related to review of corporate functions and outsourcing opportunities, for the year ended December 31, 2007. Consulting fees and related costs have been or will be recorded at the time the obligation is incurred. All severance and consulting fees have been or will be settled in cash.

Operating Income

Operating income for the year ended December 31, 2008 was $118 million versus $416 million for the year ended December 31, 2007, a decrease of 71.7%. Excluding “Items affecting Operating Income,” specifically noted above from our respective 2008 and 2007 operating results, 2008 operating income increased 12.5%, on a constant currency basis, for the year ended December 31, 2008 versus the year ended December 31, 2007. Excluding those same items affecting operating income specifically listed above and itemized in the discussion of operating segment performance below, operating income, on a constant currency basis, increased 6.8% at Consumer Services and 25.9% at Media reflecting solid top-line growth and benefits realized from our Transformation Initiative, and 1.1% at Business Media as cost savings and lower amortization expense were largely offset by the impact of lower revenues.

Interest Income and Expense

Interest income was $17 million for the year ended December 31, 2008 versus $30 million for the year ended December 31, 2007. Interest expense was $639 million for the year ended December 31, 2008 versus $648 million for the year ended December 31, 2007, a decrease of 2.8% on a constant currency basis. This reflects the increased borrowing following our 2007 and 2008 acquisitions, partially offset by a decline in the weighted average interest rates of our senior secured credit facility.

(Loss)/Gain on Derivative Instruments

The loss on derivative instruments was $15 million for the year ended December 31, 2008 versus a gain of $40 million for the year ended December 31, 2007. The change resulted primarily from movements in the Euro relative to the U.S. Dollar in the current period as compared to the prior period, resulting from a foreign currency derivative instrument entered into during 2007.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction gains or losses, net, represent the net gain or loss on revaluation of external debt and intercompany loans. Fluctuations in the value of foreign currencies, particularly the Euro, relative to the U.S. Dollar have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.47 to €1.00 and $1.37 to €1.00 for the year ended December 31, 2008 and the year ended December 31, 2007, respectively.

Foreign currency exchange resulted in a $22 million gain for the year ended December 31, 2008 versus a $105 million loss recorded in the year ended December 31, 2007 as a result of the appreciation of the U.S. Dollar against the Euro and other currencies.

Other (Expense)/Income, net

Other expense was $13 million for the year ended December 31, 2008 versus $1 million income for the year ended December 31, 2007. The expense was mainly due to a determination that there was a decline in the value of our investment in a company currently listed on the NYSE Euronext and accounted for as an available-for-sale security which was other than temporary and therefore we realized a $12 million loss.

(Loss)/Income from Continuing Operations before Income Taxes, Minority Interests and Equity in Net (Loss)/Income of Affiliates

For the year ended December 31, 2008, there was a $510 million loss from continuing operations before income taxes, minority interests and equity in net income of affiliates versus a $266 million loss for the year ended December 31, 2007. The current period loss compared with the prior period loss primarily reflects the goodwill impairment charges of $432 million, offset by our improved operating performance as discussed above, lower restructuring expenses related to the Transformation Initiative, lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives, and foreign currency exchange gains that occurred during the year ended December 31, 2008.

(Provision)/Benefit for Income Taxes

We operate in approximately 100 countries and our earnings are taxed at the applicable income tax rate in each of these countries. The effective tax rates for the years ended December 31, 2008 and 2007 were 1% (expense) and 7% (expense) respectively.

The effective tax rate for the year ended December 31, 2008 was lower than the Dutch statutory rate primarily due to the impairment of goodwill which had a tax basis significantly lower than the book basis and therefore a low tax benefit, tax on dividend income recorded to equity, change in estimates related to global tax contingencies, state and foreign withholding and income taxes, change in estimates for other tax positions and certain non-deductible charges which are partially offset by the impact of the tax rate differences in other jurisdictions where we file tax returns.

For the year ended December 31, 2007 we recorded a tax provision on a book pretax loss. This provision was primarily related to the tax impact on distributions from foreign subsidiaries. This was partially offset by the recognition of the tax benefit of interest expense related to the Valcon senior secured bridge facility based upon a favorable 2007 Dutch residency ruling. In addition, the change in estimates related to global tax contingencies and change in the valuation allowance also influenced the 2007 tax rate.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, we recognized a decrease of $5 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of goodwill.

At December 31, 2008 and 2007, we had gross unrecognized tax benefits of $187 million and $195 million, respectively. We have also accrued interest and penalties associated with these unrecognized tax benefits as of December 31, 2008 and 2007 of $22 million, and $23 million, respectively. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of (Provision)/benefit for income taxes in the Consolidated Statement of Operations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(IN MILLIONS)
Balance as of January 1, 2007	$112
Additions for current year tax positions	73
Additions for tax positions of prior years	23
Reductions for lapses of statute of limitations	(21)
Cumulative Translation of Non-US denominated positions	8

Balance as of December 31, 2007	195

Additions for current year tax positions	36
Additions for tax positions of prior years	18
Reductions for lapses of statute of limitations	(56)
Cumulative Translation of Non-US denominated positions	(6)

Balance as of December 31, 2008	$187

Consistent with FIN 48, these gross contingency additions do not take into account offsetting tax benefits associated with the correlative effects of potential adjustments. The FIN 48 gross balance also includes cumulative translation adjustments associated with non-US dollar denominated tax exposures. If the balance of our uncertain tax positions is sustained by the taxing authorities in our favor, the reversal of the entire balance would reduce the company’s effective tax in future periods.

We file numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, we are no longer subject to US Federal income tax examinations for 2003 and prior periods. In addition, we have subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2006.

The Internal Revenue Service (IRS) commenced examinations of certain of our U.S. Federal income tax returns for 2004 in the third quarter of 2006. The IRS also commenced examinations of certain of our U.S. Federal income tax returns for 2005 and 2006 in the first quarter of 2009. We are also under Canadian audit for the years 2002 through 2006. With the exception of the 2005 and 2006 U.S. Federal examinations, it is anticipated that all examinations will be completed within the next twelve months. To date, we are not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

It is reasonably possible that a reduction in the range of $18 million to $58 million of unrecognized tax benefits may occur during 2009 as a result of projected resolutions of worldwide tax disputes.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Consolidated Results for the year ending December 31, 2007 versus the unaudited Pro Forma results for the year ending December 31, 2006 and Successor period (from May 24, 2006 to December 31, 2006) and Predecessor period (from January 1, 2006 to May 23, 2006)

When comparing our results for the year ended December 31, 2007 with pro forma results for the year ended December 31, 2006, the following should be noted:

Items affecting Operating Income for the year ended December 31, 2007

•	Foreign currency exchange rate fluctuations increased revenue growth by 3.0% and increased pro forma operating income growth by 5.0%.

•	We incurred $137 million of restructuring expense.

•	We incurred approximately $37 million in payments in connection with compensation agreements and recruiting expenses for certain corporate executives, deal related costs and legal settlements.

Items affecting Operating Income for the pro forma year ended December 31, 2006

•	We recorded a $90 million purchase price adjustment to deferred revenue related to the Valcon Acquisition that reduced Consumer Services’ revenue by $63 million and Media’s revenue by $27 million.

•	We incurred $75 million of restructuring expense.

•	We incurred approximately $53 million in payments in connection with compensation agreements and recruiting expenses for certain corporate executives.

Revenues

Our revenues increased 12.8% to $4,707 million for the year ended December 31, 2007 versus $2,548 million for the Successor period from May 24, 2006 to December 31, 2006, and $1,626 million for the Predecessor period from January 1, 2006 to May 23, 2006. When assessing our financial results, we focus on revenue growth, on a constant currency basis, excluding the effect of the deferred revenue adjustment from the

Valcon Acquisition. Excluding the deferred revenue adjustment of $90 million in 2006 related to the Valcon Acquisition ($63 million for Consumer Services and $27 million for Media), our revenues increased 6.9%, on a constant currency basis. Revenues (excluding the 2006 deferred revenue adjustment) increased, on a constant currency basis, 6.8% at Consumer Services and 9.0% at Media, while Business Media experienced a slight increase of 1.2%, on a constant currency basis, as Exposition and eMedia’s revenue growth was partly offset by continued softness in advertising revenues and the sale of certain publications in 2006.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues was $2,112 million for the year ended December 31, 2007 versus $1,202 million for the Successor period from May 24, 2006 to December 31, 2006, and $787 million for the Predecessor period from January 1, 2006 to May 23, 2006. Our cost of revenues increased, on a constant currency basis, by 2.4% due to an increase of 9.0% at Media, while Consumer Services cost of revenues were relatively flat with prior year, and Business Media’s cost of revenues decreased by 4.4%.

Media’s cost of revenues increased, on a constant currency basis, as a result of the increased expansion of the National People Meter (“NPM”) and Local People Meter (“LPM”) in the U.S., Nielsen Online’s revenue growth and the Telephia acquisition. Consumer Services cost of revenues, on a constant currency basis, were flat with prior year as higher revenue driven growth, particularly in Latin America, Emerging Markets, Asia Pacific and Analytical Applications and Services, was offset by strong cost and headcount controls, particularly in the U.S. and Europe. Business Media’s cost of revenues, on a constant currency basis, decreased due to cost savings initiatives in circulation, manufacturing and distribution, headcount reductions as well as lower page counts and as a result of the sale of certain publications in 2006.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses were $1,585 million for the year ended December 31, 2007 versus $912 million for the Successor period from May 24, 2006 to December 31, 2006 and $554 million for the Predecessor period from January 1, 2006 to May 23, 2006. On a constant currency basis, selling, general and administrative expenses increased 6.0% for the year ended December 31, 2007 when compared with the pro forma year ended December 31, 2006. The increase in selling, general and administrative expenses was primarily attributable to continued investment for top-line growth in developing markets within Consumer Services, increased share option expense (inclusive of the acceleration and settlement of Nielsen//NetRatings’ share options), spending on corporate initiatives and the impact of Telephia’s results of operations, partly offset by lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives.

Depreciation and Amortization

Depreciation and amortization was $457 million for the year ended December 31, 2007 versus depreciation and amortization for the pro forma year ended December 31, 2006 of $423 million, an increase of 8.0%. On a constant currency basis, depreciation and amortization expense increased 5.8% when compared with the pro forma year ended December 31, 2006.

Transaction Costs

On March 8, 2006, Nielsen and Valcon announced a tender offer to acquire shares of Nielsen. We also agreed to reimburse Valcon’s transaction expenses up to $36 million if the transaction was terminated. In November 2005, in connection with the termination of our planned merger with IMS Health, we agreed to pay $45 million to IMS Health should we be acquired within one year following the termination. On May 24, 2006, due to the consummation of the transaction by Valcon, we made the $45 million payment to IMS. In total, during the Predecessor period from January 1, 2006 to May 23, 2006, we recorded $95 million in transaction expenses, which are excluded from the pro forma statement of operations.

Restructuring Costs

We recorded $137 million in restructuring charges for the year ended December 31, 2007 primarily related to our Transformation Initiative. The charges included $96 million in severance costs associated with the termination of approximately 2,700 employees as well as $6 million in asset write-offs and $35 million in consulting fees and other costs, related to review of corporate functions and outsourcing opportunities, for the year ended December 31, 2007.

We recorded $53 million in restructuring charges during the successor period from May 24, 2006 to December 31, 2006. The charges included severance costs associated with the termination of approximately 700 employees and $14 million in consulting fees and other related costs. In the Predecessor period from January 1, 2006 to May 23, 2006, we recorded $1 million in severance costs and $5 million in consulting fees and other related costs. Consulting fees and related costs have been or will be recorded at the time the obligation is incurred. All severance and consulting fees have been or will be settled in cash.

Operating Income

Operating income for the year ended December 31, 2007 was $416 million, versus $109 million for the Successor period from May 24, 2006 to December 31, 2006 and $57 million for the Predecessor period from January 1, 2006 to May 23, 2006. On a pro forma basis, operating income increased 78.0%, on a constant currency basis. Excluding “Items affecting operating income,” from the respective 2007 and 2006 operating results, our 2007 pro forma operating income increased 26.8%, on a constant currency basis, versus the prior year. Excluding those same items affecting operating income specifically listed above and itemized in the discussion of operating segment performance below, pro forma operating income, on a constant currency basis, increased 32.1% at Consumer Services, 29.0% at Media and 19.3% at Business Media.

Interest Income and Expense

Interest income was $30 million for the year ended December 31, 2007 versus $11 million for the Successor period from May 24, 2006 to December 31, 2006, and $8 million for the Predecessor period from January 1, 2006 to May 23, 2006, and, on a pro forma basis, $14 million for the year ended December 31, 2006. Interest expense was $648 million for the year ended December 31, 2007 versus $372 million for the Successor period from May 24, 2006 to December 31, 2006 and $48 million for the Predecessor period from January 1, 2006 to May 23, 2006. On a pro forma basis, interest expense was $654 million for the year ended December 31, 2006. The decrease in interest expense in 2007 compared to pro forma 2006 was primarily due to lower actual balances of the Euro denominated term loan that was partially repaid with the proceeds of the sale from BME. See “—Liquidity and Capital Resources” below.

Gain/(Loss) on Derivative Instruments

The gain on derivative instruments was $40 million for the year ended December 31, 2007 versus a loss of $4 million for the pro forma year ended December 31, 2006. The change resulted primarily from currency movements in the current and prior period, which resulted from a derivative transaction entered into during 2007.

Loss on Early Extinguishment of Debt

There was no loss on early extinguishment of debt for the year ended December 31, 2007 versus a loss of $65 million in the Successor period from May 24, 2006 to December 31, 2006. There were no gains or losses in the Predecessor period from January 1, 2006 to May 23, 2006. The loss resulted from the write-off of deferred financing costs related to the repayment of the senior secured bridge facility by Valcon (entered into to complete the Valcon Acquisition and subsequently repaid in August, 2006) and the debt refinancing in August, 2006 that replaced the senior secured bridge facility. The 2006 loss amount reflects the write-off of the $60 million related to fees associated with the repayment of the bridge facility which is excluded from the pro forma consolidated statement of operations.

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

(Loss)/Income from Continuing Operations before Income Taxes and Minority Interests and Equity in Net (Loss)/Income of Affiliates

For the year ended December 31, 2007, there was a $266 million loss from continuing operations before income taxes and minority interest versus a $390 million loss for the Successor period from May 24, 2006 to December 31, 2006 and $19 million income for the Predecessor period from January 1, 2006 to May 23, 2006. On a pro forma basis, there was a $489 million loss for the year ended December 31, 2006. The 2007 period compared with the pro forma 2006 results primarily reflect improved operating performance as discussed above, absence of the deferred revenue adjustment in 2006, lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives, and the gain on derivative instruments in 2007, partly offset by increased restructuring expenses related to the Transformation Initiative and increased foreign currency exchange losses in the year ended December 31, 2007.

(Provision)/Benefit for Income Taxes

The effective tax rates for the year ended December 31, 2007, for the Successor period from May 24, 2006 to December 31, 2006 and for the Predecessor period from January 1, 2006 to May 23, 2006 were 7% (expense), 27% (benefit), and 205% (expense), respectively.

For the year ended December 31, 2007, we recorded a tax provision on a book pretax loss. This provision was primarily related to the tax impact on distributions from foreign subsidiaries. This tax provision was partially offset by the recognition of the tax benefit of interest expense related to the Valcon senior secured bridge facility based upon a favorable 2007 Dutch residency ruling. In addition, the change in estimates related to global tax contingencies and change in the valuation allowance also influenced the 2007 tax rate.

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

Business Segment Results for the year ended December 31, 2008 versus the year ended December 31, 2007

Revenues

The table below sets forth certain supplemental revenue growth data for the year ended December 31, 2008 compared to the year ended December 31, 2007, both on an as-reported and constant currency basis. In order to determine the percentage change in items on a constant currency basis, we adjust these items to remove the positive and negative impacts of foreign exchange:

(IN MILLIONS)	Year ended December 31, 2008	Year ended December 31, 2007	% Variance 2008 vs. 2007 Reported	% Variance 2008 vs. 2007 Constant Currency
Revenues by segment
Consumer Services	$2,838	$2,650	7.1%	3.8%
Media	1,737	1,570	10.6%	10.2%
Business Media	440	490	(10.1)%	(10.5)%
Corporate and eliminations	(3)	(3)	15.3%	15.7%

Total	$5,012	$4,707	6.5%	4.5%

Consumer Services revenues by service
Retail Measurement Services	$1,920	$1,787	7.4%	3.5%
Consumer Panel Services(1)	298	289	2.7%	1.2%
Customized Research Services	297	275	8.1%	5.9%
Other Services	323	299	8.6%	6.7%

Total	$2,838	$2,650	7.1%	3.8%

Media revenues by division
Media	$1,455	$1,297	12.2%	11.8%
Entertainment	150	159	(5.8)%	(6.4)%
Online	132	114	15.7%	15.7%

Total	$1,737	$1,570	10.6%	10.2%

(1)	Spectra revenues have been reclassified to Consumer Panel Services from Other Services.

Consumer Services. Revenues increased 7.1% to $2,838 million for the year ended December 31, 2008 versus $2,650 million for the year ended December 31, 2007. Revenue growth of 3.8%, on a constant currency basis, was driven by 3.5% growth in Retail Measurement Services, 5.9% growth in Customized Research revenues and 6.7% growth in Other Services, i.e., Analytical Consulting Services revenues. Overall, there was continued double digit growth in Emerging Markets and near double digit growth in Latin America fueled by growth of Retail Measurement, Customized Research, and Analytical Consulting Services revenues. Europe and Asia Pacific’s revenues grew in the low single digits. In North America, continued price compression and a decline in BASES revenues due to the economic downturn resulted in flat growth in the U.S., largely offsetting mid-single digit growth in Canada.

Media. Revenues for Media increased 10.6% to $1,737 million for the year ended December 31, 2008 versus $1,570 million for the year ended December 31, 2007. Revenue growth of 10.2%, on a constant currency basis, was largely due to an 8.5% increase in Nielsen Media U.S., 9.8% growth in Nielsen Media International, a 15.7% increase in Online revenues with growth in both the U.S. and international markets, and $67 million in incremental revenues resulting from the Telephia and IAG acquisitions, partly offset by a 6.4% decrease in Entertainment revenues, driven by lower studio testing revenues, and a 5.0% decline in Media Solutions revenues largely due to lower renewal rates and loss of custom research opportunities due to the economic downturn. Nielsen Media North America’s growth continued as a result of increased demand for television audience measurement services, new business, price increases and the continued NPM and the LPM expansion (including a roll-out in 2008 in Phoenix, Minneapolis, Cleveland, Miami and Denver). Six new markets are expected to go live in 2009.

Business Media. Revenues for the year ended December 31, 2008 were $440 million, a decline of 10.1% versus $490 million for the year ended December 31, 2007. Business Media revenues decreased, on a constant currency basis, by 10.5% due to lower Publication advertising revenues caused by industry softness and the divestiture of two non-core publications in the first half of 2008. In addition, Business Media’s Exposition revenues declined largely as a result of lower exhibitor attendance driven by the economic downturn. Excluding the results of publication divestitures, Business Media’s revenues decreased by 7.8% on a constant currency basis.

Operating Income/(Loss)

The table below sets forth supplemental operating income data for the year ended December 31, 2008 compared to the year ended December 31, 2007, both on an as reported and adjusted basis, adjusting for those items affecting operating income/(loss), as described above on page 42 within the Consolidated Results commentary. Adjusted operating income/(loss) is a non-GAAP measure and is presented to illustrate the effect of restructuring and impairment charges and other items on reported operating income/(loss), which we consider to be unusual and non-recurring in nature. Adjusted operating income/(loss) is not a presentation made in accordance with GAAP, and our use of the this term may vary from others in our industry. Adjusted operating income/(loss) should not be considered as an alternative to operating income/(loss) or net income/(loss), or any other performance measures derived in accordance with GAAP as measures of operating performance.

YEAR ENDED DECEMBER 31, 2008	Reported Operating Income/(Loss)	Restructuring and Impairment Charges(1)	Other Items Affecting Operating Income	Adjusted Operating Income/(Loss)
Operating Income
Consumer Services	$259	$75	$—	$334
Media	224	109	—	333
Business Media	(251)	339	—	88
Corporate and Eliminations	(114)	29	—	(85)

Total Nielsen	$118	$552	$—	$670

YEAR ENDED DECEMBER 31, 2007	Reported Operating Income/(Loss)	Restructuring Charges	Other Items Affecting Operating Income	Adjusted Operating Income/(Loss)
Operating Income
Consumer Services	$227	$80	$—	$307
Media	232	14	18	264
Business Media	82	6	—	88
Corporate and Eliminations	(125)	37	19	(69)

Total Nielsen	$416	$137	$37	$590

(1)	Includes $336 million and $96 million of goodwill impairment charges within our Business Media and Media segments, respectively.

Consumer Services. Adjusted operating income for the year ended December 31, 2008 for Consumer Services was $334 million compared to adjusted operating income of $307 million for the year ended December 31, 2007, an increase of 6.8%, on a constant currency basis. The increase was primarily attributable to revenue growth in Retail Measurement Services, Customized Services and Other Services, driven by growth in Analytical Consulting Services combined with strong cost controls. There was solid revenue growth across most regions, with double digit growth in Emerging Markets and near double digit growth in Latin America, and moderate single digit growth in Europe and Asia Pacific, with the exception of the U.S. which was impacted by price compression and lower BASES revenues. Consumer Services’ cost of revenues, on a constant currency basis, were relatively flat due to headcount reduction and productivity programs put in place previously as a result of the Transformation Initiative. Consumer Services’ selling, general and administrative expenses increased, on a constant currency basis, primarily due to continued investment in developing markets.

Media. Adjusted operating income for the year ended December 31, 2008 for Media was $333 million compared to adjusted operating income of $264 million for the year ended December 31, 2007, an increase of 25.9%, on a constant currency basis. The increase was primarily attributable to revenue growth at Nielsen Media U.S., due to the continued expansion of NPM and LPM in the U.S., double digit revenue growth in both US and overseas markets at Online and the acquisition of Telephia and IAG, and decreased share option expense, which in 2007 included the acceleration and settlement of Nielsen//NetRatings’ share options. Media’s cost of revenues, on a constant currency basis, were relatively flat as the impact of the Telephia and IAG acquisitions was offset in part due to savings at Entertainment and Media Solutions. Media’s SGA expense increased, on a constant currency basis, primarily due to the impact of the acquisitions and increased spending to support the group’s overall growth strategy.

Business Media. Adjusted operating income for the years ended December 31, 2008 and 2007 was $88 million, which was also flat on a currency basis. Although adjusted operating income was flat year over year, we continued to realize cost savings in circulation, manufacturing and distribution, and headcount reductions. These benefits were offset by lower publication revenues as a result of advertising softness as well as the divestiture of two non-core publications in the first half of 2008, and a decline in Exposition revenues due to the economic downturn.

Corporate and Eliminations. Adjusted operating loss for the year ended December 31, 2008 was $85 million versus the $69 million of adjusted operating loss for the year ended December 31, 2007. The increase in operating loss was primarily attributable to increased spending on new product and marketing initiatives and new software and systems implementation.

Business Segment Results for the year ended December 31, 2007 versus the year ended December 31, 2006

Revenues

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

(% of Revenue)	Revenue Growth for Year Ended December 31, 2007	Exclude: 2006 Deferred Revenue Adjustment	Adjusted Revenue Growth (Excluding Deferred Revenue Adjustment)
Revenue growth, as reported
Consumer Services	15.4%	(3.1)%	12.3%
Media	12.2%	(2.2)%	10.0%
Business Media	1.6%	—	1.6%
Total	12.8%	(2.4)%	10.4%

Revenue growth, constant currency
Consumer Services	9.7%	(2.9)%	6.8%
Media	11.1%	(2.1)%	9.0%
Business Media	1.2%	—	1.2%
Total	9.3%	(2.4)%	6.9%

Consumer Services. Revenues for the year ended December 31, 2007 were $2,650 million, versus $1,425 million for the Successor period from May 24, 2006 to December 31, 2006 and $871 million for the Predecessor period from January 1, 2006 to May 23, 2006. Excluding the $63 million deferred revenue adjustment in 2006, revenues increased 6.8%, on a constant currency basis. The revenue increase, on a constant currency basis, was primarily attributable to 5.0% growth in Retail Measurement Services. There was solid growth across all regions, with double digit growth in Emerging Markets and Latin America, except in the U.S. which was impacted by price compression. In addition, Other Services revenue increased 15.2%, on a constant currency basis, predominantly due to growth in Analytical Consulting Services and BASES revenues.

Media. Revenues for Media increased 12.2% to $1,570 million for the year ended December 31, 2007 versus $859 million for the Successor period from May 24, 2006 to December 31, 2006 and $541 million for the Predecessor period from January 1, 2006 to May 23, 2006. Excluding the $27 million deferred revenue adjustment, revenues increased 9.0%, on a constant currency basis. The revenue increase, on a constant currency basis, was primarily attributable to an 8.4% increase in revenue for Nielsen Media U.S., a 22.3% increase in Online revenues driven by growth in both the U.S. and international markets, and the partial first year impact of the Telephia acquisition ($35 million reported revenues in 2007, net of a $7 million purchase price adjustment related to deferred revenue). Nielsen Media U.S.’s growth was due to continued demand for television audience measurement services, new business and price increases, the continued NPM and the LPM expansion and cable network upgrades.

Business Media. Revenues for the year ended December 31, 2007 were $490 million versus $266 million for the Successor period from May 24, 2006 to December 31, 2006 and $216 million for the Predecessor period from January 1, 2006 to May 23, 2006. Revenues increased, on a constant currency basis, 1.2% as Exposition and eMedia’s revenue growth was partly offset by continued softness in advertising revenues and the sale of certain publications in 2006. Adjusted for the results of these divested publications results, revenues increased by 3.2%, on a constant currency basis.

Operating Income/(Loss)

The following table below sets forth supplemental operating income results data for the year ended December 31, 2007 compared to the year ended December 31, 2006, both on an as reported and adjusted basis, adjusting for those items affecting operating income, including the impact of the 2006 Valcon deferred revenue purchase price adjustment, as described above on page 46 within the Consolidated Results commentary.

YEAR ENDED DECEMBER 31, 2007	Reported Operating Income/(Loss)	Restructuring Charges	Other Items Affecting Operating Income	Adjusted Operating Income/(Loss)
Operating Income
Consumer Services	$227	$80	—	$307
Media	232	14	18	264
Business Media	82	6	—	88
Corporate and Eliminations	(125)	37	19	(69)

Total Nielsen	$416	$137	$37	$590

YEAR ENDED DECEMBER 31, 2006	Pro Forma Operating Income/(Loss)	Restructuring Charges	Deferred Revenue Adjustment	Other Items Affecting Operating Income	Adjusted Operating Income/(Loss)
Operating Income
Consumer Services	$120	$44	$63	$—	$227
Media	173	—	27	—	200
Business Media	67	6	—	—	73
Corporate and Eliminations	(133)	25	—	53	(55)

Total Nielsen	$227	$75	$90	$53	$445

Consumer Services. Adjusted operating income for the year ended December 31, 2007 was $307 million compared to an adjusted pro forma operating income of $227 million for the year ended December 31, 2006, an increase of 32.1%, on a constant currency basis. The increase was primarily attributable to 5.0% revenue growth in Retail Measurement Services. There was solid growth across all regions, with double digit growth in Emerging Markets and Latin America, except the U.S. which was impacted by price compression. In addition, Other Services revenue increased, on a constant currency basis, by 15.2% predominantly due to growth in Analytical Consulting Services and BASES revenues. Cost of revenues were relatively flat due to strong headcount and cost controls which helped offset higher revenue driven cost of revenue growth, particularly in Latin America, Emerging Markets, Asia Pacific, and Analytical Applications and Services.

Media. Adjusted operating income was $264 million for the year ended December 31, 2007 compared to an adjusted pro forma operating income of $200 million for the year ended December 31, 2006, an increase of 29.0%, on a constant currency basis. The increase was primarily attributable to growth at Nielsen Media U.S. due to the continued expansion of NPM and LPM, double digit growth in both US and overseas markets at Online and the acquisition of Telephia. Media’s cost of revenues increased, on a constant currency basis, as a result of Nielsen Media U.S. increased expansion of the NPM and LPM, Online’s revenue growth and the Telephia acquisition. Selling, general and administrative expenses increased, on a constant currency basis, in part due to the impact of the Telephia acquisition and increased share option expense (inclusive of the acceleration and settlement of Nielsen//NetRatings’ share options).

Business Media. Adjusted operating income was $88 million for the year ended December 31, 2007 compared to an adjusted pro forma operating income of $73 million for the year ended December 31, 2006, an increase of 19.3%, on a constant currency basis. The increase was primarily attributable to revenue growth in Exposition and eMedia and cost savings initiatives in publications’ circulation, manufacturing and distribution, headcount reductions, partially offset by advertising revenue softness in publications and the sale of certain publications in 2006.

Corporate and Eliminations. Adjusted operating loss was $69 million for the year ended December 31, 2007 compared to an adjusted pro forma operating loss of $55 million for the year ended December 31, 2006. The increase was primarily attributable to increased spending on new product and marketing initiatives and increased share compensation expense when compared to 2006.

Supplemental Revenue Results By Segment

The following table sets forth, for the periods indicated, certain supplemental revenue data:

			Pro Forma	Successor	Predecessor
(IN MILLIONS)	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Period from May 24, 2006 through December 31, 2006	Period from January 1, 2006 through May 23, 2006
	Unaudited
Revenues by segment
Consumer Services	$2,838	$2,650	$2,296	$1,425	$871
Media	1,737	1,570	1,400	859	541
Business Media	440	490	482	266	216
Corporate and eliminations	(3)	(3)	(4)	(2)	(2)

Total	$5,012	$4,707	$4,174	$2,548	$1,626

Consumer Services revenues by service
Retail Measurement Services	$1,920	$1,787	$1,608	$1,004	$604
Consumer Panel Services(1)	298	289	272	172	100
Customized Research Services	297	275	243	154	89
Other Services(1)	323	299	236	158	78
Deferred Revenue Adjustment	—	—	(63)	(63)	—

Total	$2,838	$2,650	$2,296	$1,425	$871

Media revenues by division
Media	$1,455	$1,297	$1,180	$730	$450
Entertainment	150	159	153	95	58
Online	132	114	94	61	33
Deferred Revenue Adjustment	—	—	(27)	(27)	—

Total	$1,737	$1,570	$1,400	$859	$541

Revenues by geography
United States	$2,675	$2,638	$2,430	$1,468	$962
North and South America, excluding the United States	497	440	382	237	145
The Netherlands	46	35	34	22	12
Other Europe, Middle East & Africa	1,308	1,158	944	580	364
Asia Pacific	486	436	384	241	143

Total	$5,012	$4,707	$4,174	$2,548	$1,626

(1)	Spectra revenues were reclassified to Consumer Panel Services from Other Services.

			Pro Forma	Successor	Predecessor
(% of Revenue)	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Period from May 24, 2006 through December 31, 2006	Period from January 1, 2006 through May 23, 2006
			Unaudited
Revenues by segment
Consumer Services	56%	56%	55%	55%	54%
Media	35%	33%	34%	34%	33%
Business Media	9%	11%	11%	11%	13%

Total Nielsen	100%	100%	100%	100%	100%

Consumer Services revenues by service
Retail Measurement Services	38%	38%	38%	39%	37%
Consumer Panel Services(1)	6%	6%	7%	7%	6%
Customized Research Services	6%	6%	6%	6%	6%
Other Services(1)	6%	6%	5%	6%	5%
Deferred Revenue Adjustment	—	—	(1)%	(3)%	—

Total	56%	56%	55%	55%	54%

Media revenues by division
Media	29%	28%	29%	29%	28%
Entertainment	3%	3%	4%	4%	3%
Online	3%	2%	2%	2%	2%
Deferred Revenue Adjustment	—	—	(1)%	(1)%	—

Total	35%	33%	34%	34%	33%

Business Media	9%	11%	11%	11%	13%

(1)	Spectra revenues were reclassified to Consumer Panel Services from Other Services.

Liquidity and Capital Resources

Overview

As a result of the Valcon Acquisition and related financing, our contractual obligations, commitments and debt service requirements over the next several years are significant and are substantially higher than amounts prior to the Valcon Acquisition. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash.

We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our senior secured debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations and capital spending over the next year. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise. It is possible that changes to global economic conditions could adversely affect our cash flows through increased interest costs or our ability to obtain external financing or to refinance existing indebtedness.

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

Senior Secured Credit Facilities

Our senior secured credit facilities consist of two seven-year facilities of $4,525 million and €546 million, for which outstanding borrowings were $5,185 million at December 31, 2008, as well as a six-year $688 million senior secured revolving credit facility under which $300 million (including $5 million in outstanding letters of credit) was outstanding as at December 31, 2008. The senior secured revolving credit facility of Nielsen Finance LLC, The Nielsen Company (US), Inc., Nielsen Holding and Finance B.V. can be used for revolving loans, letters of credit and for swingline loans, and is available in U.S. Dollars, Euros and certain other currencies.

We are required to repay installments on the borrowings under the senior secured term loan facility in quarterly principal amounts of 0.25% of their original principal amount commencing December 2006, with the remaining amount payable on the maturity date of the term loan facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, various base rates. The applicable margin for borrowings under the senior secured credit facilities may vary based on our attaining certain leverage ratios. We pay a quarterly commitment fee of 0.5% on unused commitments under the senior secured revolving facility. The applicable commitment fee rate may vary subject to us attaining certain leverage ratios. In January 2007, the terms of the senior secured term loan facilities were modified resulting in a 50 and 25 basis point reduction of the applicable margin on the then outstanding $4,175 million and €800 million senior secured term loan facilities, respectively.

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

Our senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries and all of our wholly owned U.S. subsidiaries (which together constitute most of Nielsen’s subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business that Nielsen Holding and Finance B.V. (formerly known as VNU Holding and Finance B.V.) and its restricted subsidiaries conduct. In addition, after an initial grace period, Nielsen Holding and Finance B.V. and its restricted subsidiaries are required, beginning with the twelve month period ending December 31, 2007, to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit facilities also contain certain customary affirmative covenants and events of default. We have maintained compliance with all such covenants described above.

Debt Securities

In August 2006, Nielsen Finance LLC and Nielsen Finance Co. (together “Nielsen Finance”), wholly-owned subsidiaries of Nielsen, issued $650 million 10% and €150 million 9% senior notes due 2014 (the “Senior Notes”). On April 16, 2008, Nielsen Finance consummated a private offering of $220 million aggregate principal amount of their 10% Senior Notes due 2014 (“the Notes”). The net proceeds of the private offering were used to finance our acquisition of IAG and to pay related fees and expenses. The Notes were subsequently registered in July 2008. The carrying values of the combined issuances of these notes were $869 million and $209 million at December 31, 2008, respectively. Interest is payable semi-annually as from February 2007. The Senior Notes are senior unsecured obligations and rank equal in right of payment to all of Nielsen Finance’s existing and future senior indebtedness.

In August 2006, Nielsen Finance also issued $1,070 million 12.5% senior subordinated discount notes due 2016 (“Senior Subordinated Discount Notes”) with a carrying amount of $784 million at December 31, 2008. Interest accretes through 2011 and is payable semi-annually commencing February 2012. The Senior Subordinated Discount Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all Nielsen Finance’s existing and future senior indebtedness, including the Senior Notes and the senior secured credit facilities.

The indentures governing the Senior Notes and Senior Subordinated Discount Notes limit the majority of Nielsen’s subsidiaries’ ability to incur additional indebtedness, pay dividends or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies subject to certain exceptions. Upon a change in control, Nielsen Finance is required to make an offer to redeem all of the Senior Notes and Senior Subordinated Discount Notes at a redemption price equal to the 101% of the aggregate accreted principal amount plus accrued and unpaid interest. The Senior Notes and Senior Subordinated Discount Notes are jointly and severally guaranteed by Nielsen (See Note 19 “Guarantor Financial Information,” for further information regarding the related guarantees).

We received proceeds of €200 million ($257 million) on the issuance of the €343 million 11.125% senior discount notes due 2016 (“Senior Discount Notes”), with a carrying value of $362 million at December 31, 2008. Interest accretes through 2011 and is payable semi-annually commencing February 2012. The Senior Discount Notes are senior unsecured obligations and rank equal in right of payment to all of Nielsen’s existing and future senior indebtedness. The notes are effectively subordinated to Nielsen’s existing and future secured indebtedness to the extent of the assets securing such indebtedness and will be structurally subordinated to all obligations of Nielsen’s subsidiaries.

EMTN Program and Other Financing Arrangements

We have a Euro Medium Term Note program (“EMTN”) program in place. All debt securities and most private placements are quoted on the Luxembourg Stock Exchange. As at December 31, 2008 amounts with carrying values of $595 million of the program amount were issued under the EMTN program. The company can no longer issue new debt under the EMTN program.

Outstanding under the EMTN program above is a GBP 250 million 5.625% EMTN debenture loan issued in 2003 and due in 2010 or 2017 with a carrying amount of $366 million and $497 million at December 31, 2008 and December 31, 2007, respectively. The GBP debenture loan will mature in 2010, unless the maturity has been extended to 2017 pursuant to a remarketing option held by two investment banks. The holders of the remarketing option have the right to acquire the debenture loan in May 2010 and remarket it with a new interest rate determined pursuant to an interest reset procedure. If such right is exercised and the interest reset procedure is not otherwise terminated, the maturity of the debenture loan will be extended to May 2017. If the holders of the remarketing option do not elect to exercise such option, or if the interest reset procedure is terminated (including termination of election by Nielsen), the GBP loan will mature at par in May 2010. In March 2009 we purchased and cancelled a portion of this outstanding debenture loan pursuant to a cash tender offer. Refer to the subsequent event section below for a further discussion of this transaction.

As a result of the transactions described above and our existing financing arrangements, we are highly leveraged and the debt service requirements are significant. At December 31, 2008 and 2007, we had $8,494 and $8,250 million in aggregate indebtedness, respectively. Our cash interest paid for the years ended December 31, 2008 and 2007 and for the Successor period from May 24, 2006 to December 31, 2006 was $494 million and $533 million and $167 million, respectively.

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

We entered into the following transactions in 2008:

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

•

On April 16, 2008, Nielsen Finance LLC and Nielsen Finance Co., our subsidiaries, consummated a private offering of $220 million aggregate principal amount of their 10% Senior Notes due 2014 (the “Notes”). The net proceeds of the private offering were used to finance our acquisition of IAG and to pay related fees and expenses. The Notes were subsequently registered in July 2008.

Subsequent Events

•

In January 2009 we issued $330 million in aggregated principal amount of 11.625% Senior Notes due 2014 at an issue price of $297 million with cash proceeds of approximately $291 million net of estimated fees and expenses. We intend to use a substantial portion of these net proceeds to pay down existing indebtedness.

•

In February 2009, we entered into two three-year forward interest swap agreements with starting dates of November 9, 2009. These agreements fix the LIBOR-related portion of the interest rates for $500 million of our variable-debt at an average rate of 2.47%. The commencement date of the interest rate swaps coincides with a $1 billion notional amount interest rate swap maturity that was entered into in November 2006.

•

In March 2009 we purchased and cancelled approximately GBP 101 million of our total GBP 250 million outstanding 5.625% EMTN debenture notes pursuant to a cash tender offer, whereby we paid, and participating note holders received, a price of £940 per £1,000 in principal amount of the notes, plus accrued interest. In conjunction with this tender offer we satisfied a portion of the remarketing settlement value with the two holders of a remarketing option associated with the notes and also unwound a portion of our existing GBP/Euro cross-currency swap. We do not expect to record a material gain or loss in the first quarter of 2009 as a result of the combined elements of this transaction.

•

In March 2009, we terminated €200 million notional to $259 million notional cross-currency swap, which previously converted part of our Euro-denominated external debt to U.S. Dollar debt and received a cash settlement of approximately $2 million. No hedge designation was made for this swap and therefore all prior changes in fair value were recorded in earnings.

Cash Flows 2008 versus 2007

At December 31, 2008, cash and cash equivalents were $466 million, an increase of $67 million from December 31, 2007. Our total indebtedness was $8,494 million. In addition, we also had $388 million available for borrowing under our senior secured revolving credit facility at December 31, 2008.

Operating activities. Net cash provided by operating activities was $316 million for the year ended December 31, 2008 compared to $240 million for the year ended December 31, 2007. The primary drivers for the increase in cash flows from operating activities were the growth in business revenues, lower interest payments and stronger client collections, offset by higher vendor payments, lower deferred revenues and increased bonus, pension and one-time payments in 2008.

Investing activities. Net cash used in investing activities was $591 million for the year ended December 31, 2008 compared to $517 million for the year ended December 31, 2007. The higher net cash used was primarily driven by lower proceeds from sale of subsidiaries of $417 million, increased capital expenditures and the impact of the 2007 sale of marketable securities. This was offset by a $594 million reduction of acquisition related expenditures.

Financing activities. Net cash provided by financing activities was $370 million for the year ended December 31, 2008 as compared to $0 million for the year ended December 31, 2007. The higher source of cash was mainly driven by higher net borrowings on the senior secured revolving credit facility, lower repayments of other debt and 2008 capital contributions from Valcon offset by lower proceeds from issuances of other debt.

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

At December 31, 2007, cash and cash equivalents were $399 million, a decrease of $232 million from December 31, 2006, our total indebtedness was $8,250 million and we had $678 million available for borrowing under our senior secured revolving credit facility at December 31, 2007.

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

Financing activities. Net cash used was $0 million for the year ended December 31, 2007 and $728 million for the combined Successor period from May 24, 2006 to December 31, 2006 and Predecessor period from January 1, 2006 to May 23, 2006. The increase was mainly driven by lower repayments of debt, net of proceeds from issuance of debt, partially offset by the 2006 proceeds from the settlement of derivatives.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $370 million, $266 million and $236 million in 2008, 2007 and 2006, respectively. The most significant expenditures in 2008, 2007, and 2006 were the investment in the data factory systems in U.S. and Europe and NMR U.S.’s rollout of the LPM, AP Meter and the expansion of the NPM. The increase in capital expenditures in 2008 was driven by several projects to improve product offerings and delivery as well as to enhance global infrastructure. This additional investment included expenditures for: On-Demand (an open platform that allows for the quick integration of consumer content for our clients); Answers (a portal which provides global access to our consumer applications and data content); enhancements to Online’s product offerings and delivery; and, infrastructure investments to consolidate data centers and improve processing capabilities.

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

In addition, our senior secured credit facility contains a covenant that requires Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a minimum ratio of Covenant EBITDA to Consolidated Interest Expense of 1.25 to 1.0, including our interest expense, calculated for the trailing four quarters (as determined under our senior secured credit facility), commencing with the fiscal quarter ended September 30, 2007. For test periods commencing between October 1, 2007 and September 30, 2008, the minimum ratio was 1.35 to 1.0 and for the test period commencing October 1, 2008 and ending September 30, 2009 the minimum ratio requirement will be 1.50 to 1.0. This covenant “steps up” over time to a minimum ratio of Covenant EBITDA to Consolidated Interest Expense of 1.75 to 1.0, including our interest expense, as of the last day of the fiscal quarter ended September 30, 2011. For test periods commencing:

(1)	between October 1, 2011 and September 30, 2012, the minimum ratio is 1.60 to 1.0; and,

(2)	after October 1, 2012, the minimum ratio is 1.50 to 1.0.

Failure to comply with either of these covenants would result in an event of default under our senior secured credit facility unless waived by our senior credit lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our senior secured credit facility and these covenants are material to us. As of December 31, 2008, we were in compliance with the covenants described above.

We also measure the ratio of secured net debt to Covenant EBITDA because our senior secured credit facility contains a provision which will result in a decrease of the applicable interest rate by 0.25% if the ratio is lower than 4.25. Effective April 2, 2008, we obtained a 25 basis point reduction of the applicable margin on our U.S. Dollar and Euro senior secured term loan facilities as a result of achieving a secured leverage ratio below 4.25 as of December 31, 2007. Our current secured leverage ratio as of the year ended December 31, 2008 is 3.9.

Covenant earnings before interest, taxes, depreciation and amortization (“Covenant EBITDA”) is a non-GAAP measure used to determine our compliance with certain covenants contained in our senior secured credit facilities. Covenant EBITDA is defined in our senior secured credit facilities as net income (loss) from continuing operations, as adjusted for the items summarized in the table below. Covenant EBITDA is not a presentation made in accordance with GAAP, and our use of the term Covenant EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Covenant EBITDA should not be considered as an alternative to net earnings (loss), operating income or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. Covenant EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

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

The following is a reconciliation of our loss from continuing operations, for the three and twelve months ended December 31, 2008, to Covenant EBITDA as defined above under our senior secured credit facilities:

	Covenant EBITDA (unaudited)
(IN MILLIONS)	Three months ended December 31, 2008	Twelve months ended December 31, 2008
Loss from continuing operations	$(499)	$(521)
Interest expense, net	152	622
Provision for income taxes	9	4
Depreciation and amortization	134	504

EBITDA	(204)	609
Non-cash charges(1)	427	447
Unusual or non-recurring items(2)	59	56
Restructuring charges and business optimization costs(3)	63	136
Cost savings(4)	n/a	50
Sponsor monitoring fees(5)	3	11
Other(6)	15	34

Covenant EBITDA	$363	$1,343

Credit Statistics:
Current portion of long term debt, capital lease obligation and other short-term borrowings		$421
Long term debt and capital lease obligations		8,073
Total debt		8,494
Cash and cash equivalents		466
Less: Cash of unrestricted subsidiaries		—
Less: Additional deduction per credit agreement		(10)
Cash and cash equivalents excluding cash of unrestricted subsidiaries/deduction		456
Net debt, including Nielsen net debt(7)		$8,038
Less: Unsecured debenture loans		(2,819)
Less: Other unsecured net debt		(8)

Secured net debt(8)		$5,211

Net debt, excluding $361 million (at December 31, 2008) of Nielsen net debt(9)		$7,677
Ratio of secured net debt to Covenant EBITDA		3.9
Ratio of net debt (excluding Nielsen net debt) to Covenant EBITDA(10)		5.7
Consolidated interest expense, including Nielsen interest expense(11)		482
Ratio of Covenant EBITDA to Consolidated Interest Expense, including Nielsen interest expense		2.8

(1)	Consists of non-cash items that are permitted adjustments in calculating covenant compliance under the senior secured credit facility, primarily goodwill impairment.

(2)	Unusual or non-recurring items include (amounts in millions):

	Three months ended December 31, 2008	Twelve months ended December 31, 2008
Currency exchange rate differences on financial transactions and other gains and losses(a)	$33	$(9)
Duplicative running costs(b)	4	24
U.S. Listing/Consulting Fees Costs	3	7
Loss on Derivative Instruments	10	15
Other(c)	9	19

Total	$59	$56

(a)	Represents foreign exchange gains or losses on revaluation of external debt and intercompany loans.

(b)	Represents the costs incurred in Europe as a result of the parallel running of data factory systems expected to be eliminated. Also includes duplicative Transformation Initiative running costs.

(c)	Includes other unusual or non-recurring items, including one-time systems implementation costs, which are required or permitted adjustments in calculating covenant compliance under the senior secured credit facility.

(3)	Restructuring charges and business optimization costs (including costs associated with Transformation Initiative), severance and relocation costs.

(4)	Represents the amount of run rate cost savings related to the Transformation Initiative projected by us in good faith to be realized as a result of specified actions. Run rate savings represent estimated annualized savings expected to be realized one year from December 31, 2008. We do not make specific assumptions relating to run-rate cost savings on an interim basis. See Note 8 to the consolidated financial statements, “Restructuring Activities,” for discussion of the Transformation Initiative.

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

(5)	Represents the annual Sponsor monitoring fees effective as of the acquisition date, to be increased by 5% on an annual basis.

(6)	These adjustments include the pro forma EBITDA impact of businesses that were acquired or disposed of during the last twelve months, gain on sale of fixed assets, subsidiaries and affiliates, dividends received from affiliates; equity in net income of affiliates, and the exclusion of Covenant EBITDA attributable to unrestricted subsidiaries.

(7)	Net debt, including Nielsen net debt, is not a defined term under GAAP. Net debt is calculated as total debt less cash and cash equivalents at December 31, 2008 excluding a contractual $10 million threshold.

(8)	The net secured debt is the consolidated total net debt that is secured by a lien on any assets or property of a loan party or a restricted subsidiary.

(9)	Net debt, as defined, excluding $361 million of Nielsen net debt, is not a defined term under GAAP. We and our unrestricted subsidiaries are not subject to the restrictive covenants contained in the senior secured credit facility, and our Senior Discount Notes are not considered obligations of any of our subsidiaries. Therefore, these notes will not be taken into account when calculating the ratios under the senior secured credit facility.

(10)	For the reasons discussed in footnote (9) above, the ratio of net debt (excluding our Senior Discount Notes) to Covenant EBITDA presented above does not include $361 million of our net indebtedness.

(11)	Consolidated interest expense is not a defined term under GAAP. Consolidated interest expense for any period is defined in our senior secured credit facility as the sum of (i) the cash interest expense of Nielsen Holding and Finance B.V. and its subsidiaries with respect to all outstanding indebtedness, including all commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance and net costs under swap contracts, net of cash interest income, and (ii) any cash payments in respect of the accretion or accrual of discounted liabilities during such period related to borrowed money (with a maturity of more than one year) that were amortized or accrued in a previous period, excluding, in each case, however, among other things, the amortization of deferred financing costs and any other amounts of non-cash interest, the accretion or accrual of discounted liabilities during such period, commissions, discounts, yield and other fees and charges incurred in connection with certain permitted receivables financing and all non-recurring cash interest expense consisting of liquidated damages for failure to timely comply with registration rights obligations and financing fees. Consolidated interest expense, including our interest expense, is not a defined term under GAAP. Consolidated interest expense, including our interest expense, is calculated as total consolidated interest expense for the four consecutive fiscal quarter periods ended on December 31, 2008, including $39 million of our interest expense as follows:

(IN MILLIONS)
Cash Interest Expense	$494
Less: Cash Interest Income	21

Net Cash Interest Expense for the twelve months ended December 31, 2008	473
Plus: Pro Forma impact for the acquisitions and divestitures	9

Pro Forma Cash Interest Expense for the twelve months ended December 31, 2008	$482

See “—Liquidity and Capital Resources” for further information on our indebtedness and covenants.

Transactions with Sponsors and Other Related Parties

We recorded $11 million in selling, general and administrative expenses related to Sponsor management fees, travel and consulting for both years ended December 31, 2008 and 2007.

A portion of the borrowings under the senior secured credit facility have been sold to certain of the Sponsors at terms consistent with third party borrowers. Amounts held by the sponsors were $445 million and $380 million as of December 31, 2008 and 2007, respectively. Interest expense associated with amounts held by the Sponsors approximated $22 million and $28 million during the years ended December 31, 2008 and 2007, respectively, and $15 million during the period May 24, 2006 to December 31, 2006. The Sponsors, their subsidiaries, affiliates and controlling stockholders may, from time to time, depending on market conditions, seek to purchase debt securities issued by the Company or its subsidiaries or affiliates in open market or privately negotiated transactions or by other means. The Company makes no undertaking to disclose any such transactions except as may be required by applicable laws and regulations.

During the second quarter of 2008, we repaid all previously outstanding loans with both Valcon and Dutch Holdco. A portion of the repayments was used by Valcon to acquire the remaining outstanding Nielsen common shares through a statutory squeeze-out procedure, pursuant to Dutch legal and regulatory requirements.

At December 31, 2008, short-term debt included $2 million payable to Dutch Holdco. We recorded $2 million and $4 million in interest expense from loans with related parties for the year ended December 31, 2008 and 2007, respectively.

Commitments and Contingencies

Outsourced Services Agreements

On February 19, 2008, we amended and restated our Master Services Agreement dated June 16, 2004 (“MSA”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly “TCS”). The term of the amended and restated MSA is for ten years, effective October 1, 2007; with a one year renewal option granted to us, during which ten year period (or if we exercise our renewal option, eleven year period) we have committed to purchase at least $1 billion in services from TCS. Unless mutually agreed, the payment rates for services under the amended and restated MSA are not subject to adjustment due to inflation or changes in foreign currency exchange rates. TCS will provide us with Information Technology, Applications Development and Maintenance and Business Process Outsourcing services globally. The amount of the purchase commitment may be reduced upon the occurrence of certain events, some of which also provide us with the right to terminate the agreement.

In addition, in 2008, we entered into an agreement with TCS to outsource our global IT Infrastructure services. The agreement has an initial term of seven years, and provides for TCS to manage our infrastructure costs at an agreed upon level and to provide Nielsen’s infrastructure services globally for an annual service charge of $39 million per year, which applies towards the satisfaction of our aforementioned purchased services commitment with TCS of at least $1 billion over the term of the amended and restated MSA. The agreement is subject to earlier termination under certain limited conditions.

Other Contractual Obligations. Our other contractual obligations include capital lease obligations, facility leases, leases of certain computer and other equipment, agreements to purchase data and telecommunication services, the payment of principal on debt and pension fund obligations.

At December 31, 2008, the minimum annual payments under these agreements and other contracts that had initial or remaining non-cancelable terms in excess of one year are as listed in the following table:

	Payments due by period
(IN MILLIONS)	TOTAL	2009	2010	2011	2012	2013	AFTER 2013
Capital lease obligations and other debt(a)	$279	$79	$15	$14	$14	$14	$143
Operating leases(b)	517	114	98	77	61	46	121
Other contractual obligations(c)	1,126	247	163	136	124	120	336
Short-term and long-term debt(d)	8,458	350	333	90	159	5,005	2,521
Interest(e)	2,794	447	397	332	478	453	687
Pension fund obligations(f)	46	46	—	—	—	—	—
FIN 48 Obligations(g)	4	4	—	—	—	—	—

Total	$13,224	$1,287	$1,006	$649	$836	$5,638	$3,808

(a)	Our capital lease obligations are described in Note 10 to the consolidated financial statements “Long-Term Debt and Other Financing Arrangements.” Other debt represents bank overdrafts due within one year.

(b)	Our operating lease obligations are described in Note 15 to the consolidated financial statements “Commitments and Contingencies.”

(c)	Other contractual obligations represent obligations under agreement, which are not unilaterally cancelable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing. Our remaining commitments under the outsourced services agreements with TCS have been included above on an estimated straight-line basis over the period within the contractual period inn which we expect to satisfy our obligations.

(d)	Short-term and long-term debt obligations are shown at their carrying amounts as of December 31, 2008 and also reflect the issuance of $330 million in aggregate principal ($297 issue price) of Senior Notes due 2016 and the extinguishment of GBP 101 million of our GBP 250 million EMTN as a result of a tender offer in March 2009.

(e)	Interest payments consist of interest on both fixed-rate and variable-rate debt. Variable-rate debt consists primarily of the unhedged portion of the $4,525 million term loan facility (4.24% at December 31, 2008) and the Euro denominated portion of the term loan facility (€546 million at 5.15% at December 31, 2008). See Note 11 to the consolidated financial statements, “Long-Term Debt and Other Financing Arrangements.” These future interest payments reflect the impact certain significant items occurring subsequent to December 31, 2008; including our issuance of $330 million in aggregate principal Senior Notes due 2016, the extinguishment of approximately GBP 101 million (approximately $146 million) of our GBP 250 million EMTN as a result of a tender offer, the maturity of our $1 billion notional amount interest rate swaps in November 2009 and the execution of our $500 million November 2009 forward-starting interest rate swap.

(f)	Our contribution to pension and other post-retirement defined benefit plans for 2008 was $49 million, 2007 was $31 million; for the Successor period from May 24, 2006 to December 31, 2006 was $19 million and for the Predecessor period from January 1, 2006 to May 23, 2006 was $9 million. Future pension and other post-retirement benefits contributions are not determinable for time periods after 2009.

(g)	Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2008, the Company is unable to make reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Therefore, $209 million of unrecognized tax benefits (which includes interest and penalties of $22 million) have been excluded from the contractual obligations table above, except for $4 million that may become payable during 2009. See Note 13 to the consolidated financial statements, “Income Taxes”, for a discussion on income taxes.

Guarantees and Other Contingent Commitments

At December 31, 2008, we were committed under the following significant guarantee arrangements:

Sub-lease guarantees

We provide sub-lease guarantees in accordance with certain agreements pursuant to which we guarantee all rental payments upon default of rental payment by the sub-lessee. To date, we have not been required to perform under such arrangements, and do not anticipate making any significant payments related to such guarantees and, accordingly, no amounts have been recorded.

Letters of credit

Letters of credit issued and outstanding amount to $5 million at December 31, 2008.

Indemnification agreements

In connection with the sale of Directories in 2004, we are subject to certain contingent liabilities relating to periods prior to the sale, pursuant to an indemnity agreement with the acquirer, World Directories Acquisition Corp. As of December 31, 2008, we have accrued approximately $11 million relating to this indemnity agreement.

Termination Agreement Nielsen—IMS Health

On November 17, 2005, Nielsen and IMS Health Inc. (“IMS Health”) announced their agreement to terminate the planned merger of the two companies. Under the terms of the termination agreement, among other things, we agreed to pay an amount of $45 million to IMS Health should we be acquired pursuant to any agreement entered into within the 12 months following the termination. For its part, IMS Health agreed to pay us $15 million should IMS Health be acquired pursuant to any agreement entered into within the 12 months following the termination. On May 24, 2006, due to the consummation of the Valcon Acquisition, we made the $45 million payment to IMS Health.

Legal Proceedings and Contingencies

We are subject to litigation and other claims in the ordinary course of business, however, except as described below and in Note 15 to the consolidated financial statements, “Commitments and Contingencies,” there are no other pending actions, suits or proceedings against or affecting us which, if determined adversely to us, would in our view, individually or in the aggregate, have a material effect on our business, consolidated financial position or results of operations.

D&B Legacy Tax Matters

In November 1996, D&B, then known as The Dun & Bradstreet Corporation (“Old D&B”) separated into three public companies by spinning off the A.C. Nielsen Company (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Spin-Off”).

In June 1998, Old D&B changed its name to R.H. Donnelley Corporation (“Donnelley”) and spun-off The Dun & Bradstreet Corporation (“New D&B”) (the “D&B Spin”), and Cognizant changed its name to Nielsen Media Research, Inc. (“NMR”), now part of Valcon, and spun-off IMS Health (the “Cognizant Spin”). In September 2000, New D&B changed its name to Moody’s Corporation (“Moody’s”) and spun-off a company now called The Dun & Bradstreet Corporation (“Current D&B”) (the “Moody’s spin”). In November 1999, we acquired NMR and in 2001 we acquired ACNielsen.

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

In connection with the acquisition of NMR, we recorded in 1999, a liability for NMR’s aggregate liability for payments related to the D&B Legacy Tax Matters. During the year ended December 31, 2008, we paid $6 million to settle our portion of one of the outstanding tax matters previously in arbitration, including $1 million in interest. As of December 31, 2008, we had $11 million of remaining accruals, which are considered to be adequate to cover any liabilities associated with the remaining matters.

Off-Balance Sheet Arrangements

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditure or capital resources.

Summary of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 were effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 157 beginning January 1, 2008 for all financial assets and financial liabilities that are recognized at fair value. Additionally, for all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the Company has adopted the provisions of FSP 157-2 and delayed the effective date of SFAS 157 until January 1, 2009. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to the consolidated financial statements. We do not believe the full adoption of SFAS 157 with respect to our nonfinancial assets and liabilities will have a material effect on our consolidated financial statements. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS 157 primarily include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. As the Company did not elect to fair value any of its financial instruments under the provisions of SFAS 159, the adoption of this statement effective January 1, 2008 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, a replacement of SFAS 141 (“SFAS 141(R)”). SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target.

As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141(R) changes current practice, in part, as follows: (i) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (ii) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (iii) pre-acquisition contingencies, such as those relating to legal matters, will generally have to be accounted for in purchase accounting at fair value; (iv) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” would have to be met at the acquisition date; and (v) changes to valuation allowances for deferred income tax assets and adjustments to unrecognized tax benefits generally will be recognized as adjustments to income tax expense rather than goodwill. The adoption of SFAS 141(R) will impact our treatment of future adjustments to existing tax contingencies and allowances, however, such impact can not be quantified. In addition the adoption of SFAS 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.” This statement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160, effective January 1, 2009, is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and therefore the Company will be required to provide such disclosures beginning with the interim period ended March 31, 2009. We do not expect SFAS 161 to have a material impact on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We are exposed to market risk, primarily related to foreign exchange and interest rates. We actively monitor these exposures. Historically, in order to manage the volatility relating to these exposures, we entered into a variety of derivative financial instruments, mainly interest rate swaps, cross-currency swaps and forward rate agreements. Currently we only employ basic contracts, that is, without options, embedded or otherwise. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings, cash flows and the value of our net investments in subsidiaries resulting from changes in interest rates and foreign currency rates. It is our policy not to trade in financial instruments.

Foreign Currency Exchange Risk

We operate globally, deriving approximately 46% of revenues for the year ended December 31, 2008 in currencies other than the U.S. Dollar. We predominantly generate revenue and expenses in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure.

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

The table below details the percentage of revenues and expenses by currency for the year ended December 31, 2008:

	U.S. Dollars	Euro	Other Currencies
Revenues	54%	15%	31%
Operating costs	58%	15%	27%

Based on the year ended December 31, 2008, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $5 million annually, with an immaterial impact on operating income.

Interest Rate Risk

At December 31, 2008, we had $5,620 million nominal amount of debt under our senior secured credit facilities and our EMTN floating rate notes which are based on a floating rate index. A one percentage point increase in these floating rates would increase our annual interest expense by approximately $56 million. Given our exposure to volatility in floating rates, we evaluated hedging opportunities and entered into hedging transactions in November 2006, January 2007 and February 2008. After giving effect to these interest rate swap agreements, a one percentage point increase in interest rates would increase interest expense by approximately $20 million. As a result of our hedging strategies, the rate of interest that we pay on our indebtedness was not significantly affected by recent fluctuations in interest rates resulting from current adverse conditions in global credit markets.

Derivative instruments involve, to varying degrees, elements of non-performance, or credit risk. We do not believe that we currently face a risk of loss in the event of non-performance by the counterparties associated with these instruments, as these transactions were executed with a diversified group of major financial institutions with a minimum investment-grade credit rating. Our credit risk exposure is managed through the continuous monitoring of our exposures to such counterparties.

Recent developments in the U.S. and global financial markets have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk.

Equity Price Risk

We are not exposed to material equity risk.

Item 8.	Financial Statements and Supplementary Data

The Nielsen Company B.V.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and has performed an evaluation of the effectiveness of our internals control over financial reporting as of December 31, 2008, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2008.

This annual report on Form 10-K does not include an attestation report of Nielsen’s independent registered public accounting firm regarding internal control over financial reporting. Our internal controls over financial reporting were not subject to attestation by Nielsen’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

/s/ David L. Calhoun	/s/ Brian West
David L. Calhoun	Brian West
Chief Executive Officer	Chief Financial Officer

March 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders

The Nielsen Company B.V.

We have audited the accompanying consolidated balance sheets of The Nielsen Company B.V. as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity and accumulated other comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008 and for the period from May 24, 2006 through December 31, 2006 for the Successor and for the period from January 1, 2006 through May 23, 2006 for the Predecessor. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Nielsen Company B.V. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 and for the period from May 24, 2006 through December 31, 2006 for the Successor and for the period from January 1, 2006 through May 23, 2006 for the Predecessor, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, The Nielsen Company B.V. changed its method of accounting for uncertainty in income taxes effective January 1, 2007.

/s/ ERNST & YOUNG LLP

New York, New York
March 20, 2009

The Nielsen Company B.V.

Consolidated Balance Sheets

	Successor
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	December 31, 2008	December 31, 2007
Assets:
Current assets
Cash and cash equivalents	$466	$399
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $33 and $27 in 2008 and 2007, respectively	958	912
Prepaid expenses and other current assets	189	182

Total current assets	1,613	1,493
Non-current assets
Property, plant and equipment, net	603	559
Goodwill	7,185	7,786
Other intangible assets, net	5,070	5,343
Deferred tax assets	319	235
Other non-current assets	568	838

Total assets	$15,358	$16,254

Liabilities, minority interests and shareholders’ equity:
Current liabilities
Accounts payable and other current liabilities	$1,019	$1,135
Deferred revenues	438	502
Income tax liabilities	138	100
Current portion of long-term debt, capital lease obligations and other short-term borrowings	421	213

Total current liabilities	2,016	1,950

Non-current liabilities
Long-term debt and capital lease obligations	8,073	8,037
Deferred tax liabilities	1,592	1,716
Other non-current liabilities	786	590

Total liabilities	12,467	12,293

Commitments and contingencies (Note 15)

Minority interests	16	4

Shareholders’ equity:
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at December 31, 2008 and December 31, 2007	58	58
Additional paid-in capital	4,342	4,180
Accumulated deficit	(1,095)	(593)
Accumulated other comprehensive (loss)/income, net of income taxes	(431)	311

Total shareholders’ equity	2,875	3,957

Total liabilities, minority interests and shareholders’ equity	$15,358	$16,254

The accompanying notes are an integral part of these consolidated financial statements.

The Nielsen Company B.V.

Consolidated Statements of Operations

	Successor			Predecessor
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	Year ended December 31, 2008	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006
Revenues	$5,012	$4,707	$2,548	$1,626

Cost of revenues, exclusive of depreciation and amortization shown separately below	2,183	2,112	1,202	787
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,655	1,585	912	554
Depreciation and amortization	504	457	257	126
Transaction costs	—	—	—	95
Impairment of goodwill	432	—	—	—
Restructuring costs	120	137	68	7

Operating income	118	416	109	57

Interest income	17	30	11	8
Interest expense	(639)	(648)	(372)	(48)
(Loss)/gain on derivative instruments	(15)	40	5	(9)
Loss on early extinguishment of debt	—	—	(65)	—
Foreign currency exchange transaction gains/(losses), net	22	(105)	(71)	(3)
Other (expense)/income, net	(13)	1	(7)	14

(Loss)/income from continuing operations before income taxes, minority interests and equity in net (loss)/income of affiliates	(510)	(266)	(390)	19
(Provision)/benefit for income taxes	(4)	(18)	105	(39)
Minority interests	—	—	—	—
Equity in net (loss)/income of affiliates	(7)	2	6	6

Loss from continuing operations	(521)	(282)	(279)	(14)
Income/(loss) from discontinued operations, net of tax	19	2	(17)	—

Net loss	$(502)	$(280)	$(296)	(14)
Preferred stock dividends	NM	NM	NM	(3)

Net loss available to common shareholders	NM	NM	NM	$(17)

Net loss per common share, basic and diluted
Loss from continuing operations	NM	NM	NM	$(0.06)
Income/(loss) from discontinued operations, net of tax	NM	NM	NM	—

Net loss per common share	NM	NM	NM	$(0.06)

Weighted average common shares outstanding
Basic	NM	NM	NM	257,462,508
Diluted	NM	NM	NM	257,462,508

The accompanying notes are an integral part of these consolidated financial statements.

The Nielsen Company B.V.

Consolidated Statements of Cash Flows

	Successor			Predecessor
(IN MILLIONS)	Year ended December 31, 2008	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006
Operating Activities
Net loss	$(502)	$(280)	$(296)	$(14)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based payments expense	18	52	14	20
Gain on sale of discontinued operations, net of tax	(19)	(17)	—	(3)
Deferred income taxes	(126)	(48)	(193)	33
Currency exchange rate differences on financial transactions and other (gains)/losses	(9)	104	78	(11)
Loss on early extinguishment of debt	—	—	65	—
Loss/(gain) on derivative instruments	15	(40)	(5)	9
Equity in net loss/(income) from affiliates, net of dividends received	18	6	(2)	2
Minority interest in net income of consolidated subsidiaries	—	—	—	1
Loss/(gain) on sale of fixed assets, subsidiaries and affiliates	1	(1)	—	—
Depreciation and amortization	504	457	265	128
Impairment of goodwill	432	—	—	—
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(68)	(115)	(38)	31
Prepaid expenses and other current assets	(7)	6	(3)	2
Accounts payable and other current liabilities and deferred revenues	(131)	49	285	(95)
Other non-current liabilities	2	(14)	—	(3)
Interest receivable	4	(1)	2	5
Interest payable	145	115	219	(4)
Income taxes payable	39	(33)	41	(22)

Net cash provided by operating activities	316	240	432	79

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(238)	(832)	(43)	(57)
Proceeds/(payments) from sale of subsidiaries and affiliates, net	23	440	91	(3)
Additions to property, plant and equipment and other assets	(224)	(154)	(110)	(45)
Additions to intangible assets	(146)	(112)	(57)	(24)
Purchases of marketable securities	—	(75)	(63)	(56)
Sale and maturities of marketable securities	—	210	59	71
Other investing activities	(6)	6	(20)	17

Net cash used in investing activities	(591)	(517)	(143)	(97)

Financing Activities
Net borrowings from revolving credit facility	285	10	—	—
Payment to Valcon to settle certain borrowings for the Valcon Acquisition	—	—	(5,862)	—
Proceeds from issuances of debt, net of issuance costs of $137 in the Successor period from May 24 – December 31, 2006	217	451	6,787	—
Repayment of debt	(184)	(378)	(1,549)	(466)
(Decrease)/increase in other short-term borrowings	(13)	(69)	34	(6)
Stock activity of subsidiaries, net	(2)	—	6	(9)
Valcon capital contribution	79	—	—	—
Repurchase of preference shares	—	—	(116)	—
Cash dividends paid to shareholders	—	—	(16)	—
Activity under stock plans	(1)	(10)	(91)	40
Settlement of derivatives and other financing activities	(11)	(4)	308	212

Net cash provided by/(used in) financing activities	370	—	(499)	(229)

Effect of exchange-rate changes on cash and cash equivalents	(28)	45	8	61

Net increase/(decrease) in cash and cash equivalents	67	(232)	(202)	(186)

Cash and cash equivalents at beginning of period	399	631	833	1,019

Cash and cash equivalents at end of period	$466	$399	$631	$833

Non-cash Investing and Financing Activities
Valcon transactions pushed down to Nielsen
Acquisition of Nielsen by Valcon	$—	$—	$(10,062)	$—
Net borrowings for the Valcon acquisition, net of issuance costs of $60	—	—	5,773	—
Investment by parent companies	—	—	4,289	—
Supplemental Cash Flow Information
Cash paid for income taxes	$(91)	$(99)	$(57)	$(30)
Cash paid for interest, net of amounts capitalized	$(494)	$(533)	$(167)	$(53)

The accompanying notes are an integral part of these consolidated financial statements.

The Nielsen Company B.V.

Consolidated Statements of Changes in Shareholders’ Equity and Accumulated Other Comprehensive Income

(IN MILLIONS)	Total Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated (Deficit)/ Retained Earnings	Accumulated Other Comprehensive Income/ (Loss), Net				Total Shareholders’ Equity
					Currency Translation Adjustments	Net Unrealized Gains/ (Losses) on Securities	Net Unrealized Gain on Cash Flow Hedges	Minimum Pension Liability
Predecessor
Balance, January 1, 2006	$3	$58	$2,819	$3,140	$(587)	$10	$3	$(111)	$5,335

Comprehensive income/(loss):
Net loss				(14)					(14)
Other comprehensive income:
Currency translation adjustments, net of tax of $7					106				106
Unrealized gain on available-for-sale securities						(4)			(4)
Cash flow hedges							1		1

Total other comprehensive income									103

Total comprehensive income									89
Activity under stock plans			39						39
Share-based payments expense			(63)						(63)
Dilution on stock issuance of subsidiary			(6)						(6)

Balance, May 23, 2006	$3	$58	$2,789	$3,126	$(481)	$6	$4	$(111)	$5,394

(IN MILLIONS)	Total Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated (Deficit)/ Retained Earnings	Accumulated Other Comprehensive Income/ (Loss), Net				Total Shareholders’ Equity
					Currency Translation Adjustments	Net Unrealized Gains/ (Losses) on Securities	Net Unrealized Gain/(Loss) on Cash Flow Hedges	Post Employment Adjustments SFAS 158
Successor
Valcon Equity	$3	$58	$4,228	$—	$—	$—	$—	$—	$4,289
Comprehensive income/(loss):
Net loss				(296)					(296)
Other comprehensive income:
Currency translation adjustments					37				37
Unrealized loss on pension liability								(1)	(1)
Unrealized gain on available-for-sale securities						1			1
Cash flow hedges, net of tax of $(1)							9		9

Total other comprehensive income									46

Total comprehensive loss									(250)
Repurchase of preference shares	(2)		(114)						(116)
Dividend to preferred shareholders, net of tax of $1				(17)					(17)
Share-based payments expense			7						7
Dilution on stock issuance of subsidiary			1						1

Balance, December 31, 2006	1	58	4,122	(313)	37	1	9	(1)	3,914

Comprehensive income/(loss):
Net loss				(280)					(280)
Other comprehensive income:
Currency translation adjustments, net of tax of $(38)					281				281
Unrealized gain on pension liability, net of tax of $(15)								40	40
Unrealized gain on available-for-sale securities						(5)			(5)
Cash flow hedges, net of tax of $32							(51)		(51)

Total other comprehensive income									265

Total comprehensive loss									(15)
Options issued in business acquisitions			6						6
Share-based payments expense			52						52

Balance, December 31, 2007	1	58	4,180	(593)	318	(4)	(42)	39	3,957

(IN MILLIONS)	Total Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated (Deficit)/ Retained Earnings	Accumulated Other Comprehensive Income/ (Loss), Net				Total Shareholders’ Equity
					Currency Translation Adjustments	Net Unrealized Gains/ (Losses) on Securities	Net Unrealized Gain/(Loss) on Cash Flow Hedges	Post Employment Adjustments SFAS 158
Balance, December 31, 2007	1	58	4,180	(593)	318	(4)	(42)	39	3,957

Comprehensive income/(loss):
Net loss				(502)					(502)
Other comprehensive income:
Currency translation adjustments, net of tax of $11					(564)				(564)
Unrealized loss on pension liability, net of tax of $49								(143)	(143)
Realized loss on available-for-sale securities						4			4
Cash flow hedges, net of tax of $29							(39)		(39)

Total other comprehensive loss									(742)

Total comprehensive loss									(1,244)
Valcon Capital Contribution			79						79
Valcon Minority Interest Squeeze-out			65						65
Activity under stock plans			(1)						(1)
Options issued in business acquisitions			1						1
Share-based payments expense			18						18

Balance, December 31, 2008	$1	$58	$4,342	$(1,095)	$(246)	$—	$(81)	$(104)	$2,875

The accompanying notes are an integral part of these consolidated financial statements.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements

1. Description of Business, Basis of Presentation and Significant Accounting Policies

The Nielsen Company B.V. (the “Company” or “Nielsen”) is a global information and media company with leading market positions and recognized brands. Nielsen is organized into three segments: Consumer Services, Media and Business Media. Nielsen is active in approximately 100 countries, with its headquarters located in Haarlem, the Netherlands and New York, USA.

On May 24, 2006, Nielsen was acquired through a tender offer to shareholders by Valcon Acquisition B.V. (“Valcon”), an entity formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, the “Sponsors”). Valcon’s cumulative purchases totaled 99.4% of Nielsen’s outstanding common shares as of December 31, 2007. In May 2008, Valcon acquired the remaining Nielsen common shares through a statutory squeeze-out procedure pursuant to Dutch legal and regulatory requirements and therefore held 100% of the Company’s outstanding common shares as of December 31, 2008. Valcon also acquired 100% of the preferred B shares which were subsequently canceled during 2006. The common and preferred shares were delisted from the NYSE Euronext on July 11, 2006.

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

The consolidated financial statements of Nielsen have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and all amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”).

Consolidation

The consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The equity method of accounting is used for investments in affiliates and joint ventures where Nielsen has significant influence but not control, usually supported by a shareholding of between 20% and 50% of the voting rights. Investments in which Nielsen owns less than 20% are accounted for either as available-for-sale securities if the shares are publicly traded or as cost method investments. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. Prior to January 1, 2008, certain of the Company’s subsidiaries outside the United States and Canada were included in the consolidated financial statements on the basis of fiscal years ending November 30th in order to facilitate a timely consolidation. This one-month reporting lag was eliminated during the first quarter of 2008 as it was no longer required to achieve a timely consolidation. In accordance with EITF No. 06-9, “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee”, the elimination of this previously existing reporting lag is considered a change in accounting principle in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections”. The Company has not

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

retrospectively applied the change in accounting since its impact to the consolidated balance sheets and related statements of operations and cash flows was immaterial for all periods. The accounting policies followed by Nielsen in the Successor period are consistent with those of the Predecessor period. Certain reclassifications have been made to the prior period amounts to conform to the December 31, 2008 presentation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Investments

Investments include available-for-sale securities carried at fair value, or at cost if not publicly traded, investments in affiliates, and a trading asset portfolio maintained to generate returns to offset changes in certain liabilities related to deferred compensation arrangements. For the available-for-sale securities, any unrealized holding gains and losses, net of deferred income taxes, are excluded from operating results and are recognized in shareholders’ equity as a component of accumulated other comprehensive income/(loss) until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. In the fourth quarter of 2008, Nielsen determined that the decline in value of its investment in a company currently listed on the NYSE Euronext and accounted for as an available-for-sale security was other than temporary and therefore realized a loss of $12 million as a component of other (expense)/income in the consolidated financial statements. Of this realized loss, $4 million was unrealized as of December 31, 2007 and included as a component of accumulated other comprehensive income/(loss).

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

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

In addition, the Company has accounts receivable that are not collateralized. The Consumer Services and Media segments service high quality clients dispersed across many geographic areas and Business Media’s customer base consists of a large number of diverse customers. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends in determining the allowance for doubtful accounts.

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

Goodwill and other indefinite-lived intangible assets, consisting of certain trade names and trademarks, are each tested for impairment on an annual basis and whenever events or circumstances indicate that the carrying amount of such asset may not be recoverable. Nielsen has designated October 1st as the date in which the annual assessment is performed as this timing corresponds with the development of the Company’s formal budget and business plan review. Nielsen reviews the recoverability of its goodwill by comparing the estimated fair values of reporting units with their respective carrying amounts. The Company established, and continues to evaluate, its reporting units based on its internal reporting structure and generally defines such reporting units at its operating segment level or one level below. The estimates of fair value of a reporting unit are determined using a combination of valuation techniques, primarily an income approach using a discounted cash flow analysis and a market-based approach.

A discounted cash flow analysis requires the use of various assumptions, including expectations of future cash flows, growth rates, discount rates and tax rates in developing the present value of future cash flow projections. Nielsen also uses a market-based approach in estimating the fair value of its reporting units. The market-based approach utilizes available market comparisons such as indicative industry multiples that are applied to current year revenue and earnings as well as recent comparable transactions.

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

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

As discussed further below (See Note 5, “Goodwill and Other Intangible Assets”) Nielsen’s operating results for the year ended December 31, 2008 include an aggregate goodwill impairment charge of $432 million. There was no impairment noted in 2008 with respect to the Company’s indefinite lived intangible assets. The tests for 2007 and 2006 confirmed that the fair value of Nielsen’s reporting units and indefinite lived intangible assets exceeded their respective carrying amounts and that no impairment was required.

Software and Other Amortized Intangible Assets

Intangible assets with finite lives are stated at historical cost, less accumulated amortization and impairment losses. These intangible assets are amortized on a straight-line basis over the following estimated useful lives, which are reviewed annually:

		Weighted Average
Trade names and trademarks (with finite lives)	5 - 40 years	25
Customer-related intangibles	6 - 25 years	22
Covenants-not-to-compete	2 - 7 years	4
Computer software	3 - 6 years	5
Patents and other	3 - 10 years	6

Nielsen has purchased and internally developed software to facilitate its global information processing, financial reporting and client access needs. These costs and related software implementation costs are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and amortized over the estimated useful life.

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

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets held and used by Nielsen, including property, plant and equipment and amortized intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Nielsen evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to the future

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

net undiscounted cash flows to be generated by the asset. If such asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Revenue Recognition

General

In accordance with the provisions of SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” Nielsen recognizes revenue for the sale of services and products when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable, and the collectibility of the related revenue is reasonably assured.

A significant portion of Nielsen’s revenue is generated from its media and marketing services. The Company recognizes revenue from the sale of its services and products based upon fair value as the services are performed, which is generally ratably over the term of the contract(s). Invoiced amounts are recorded as deferred revenue until earned.

Nielsen’s revenue arrangements may include “Multiple Deliverables” as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. In these arrangements, the individual deliverables within the contract are separated and recognized upon delivery based upon their fair values relative to the total contract value, to the extent that the fair values are readily determinable and the deliverables have stand-alone value to the customer (the “relative fair value method”).

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

Business Media

Revenue for publications, sold in single copies via newsstands and/or dealers, is recognized in the month in which the magazine goes on sale. Revenue from printed circulation and advertisements included therein is recognized on the date it is available to the consumer. Revenue from electronic circulation and advertising is

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

recognized over the period during which both are electronically available. The unearned portion of paid magazine subscriptions is deferred and recognized on a straight-line basis with monthly amounts recognized on the magazines’ cover dates.

For products, such as magazines, sold to customers with the right to return unsold items, revenues are recognized when the products are shipped, based on gross sales less an allowance for future estimated returns. Revenue from trade shows and certain costs are recognized upon completion of each event.

Deferred Costs

Incremental direct costs incurred related to establishing an electronic metered sample/panel in a market, are deferred. Deferred metered market assets are amortized over the original contract period, generally five years, beginning when the electronic metered sample/panel is ready for its intended use.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the Consolidated Statements of Operations. These costs include all brand advertising, telemarketing, direct mail and other sales promotion associated with Nielsen’s publications, exhibitions, and marketing/media research services and products. Advertising and marketing costs totaled $54 million and $46 million for the years ended December 31, 2008 and 2007, respectively and $32 million and $22 million for the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006, respectively.

Share-Based Compensation

Nielsen adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, effective January 1, 2003, using the modified prospective method described in the statement. This standard requires the cost of all share-based payments, including stock options, to be measured at fair value on the grant date and recognized in the Consolidated Statements of Operations; however, no expense is recognized for options that do not ultimately vest. Nielsen recognizes the expense of its options that cliff vest using the straight-line method. For those that vest over time, an accelerated graded vesting is used. All stock options outstanding under the Predecessor stock option plans were settled or canceled by the Company in connection with the Valcon Acquisition. See Note 12, “Share-Based Compensation” for further discussion of share-based compensation.

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

The Company accounts for uncertain tax positions in accordance with FIN 48; accordingly, the Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 13, “Income Taxes” for further discussion of income taxes.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Comprehensive Income/(Loss)

Comprehensive income/(loss) is reported in the accompanying Consolidated Statements of Changes in Shareholders’ Equity and Accumulated Other Comprehensive Income and consists of net income or loss and other gains and losses affecting shareholders’ equity that are excluded from net income.

2. Summary of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delayed the effective date of SFAS 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 were effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 157 beginning January 1, 2008 for all financial assets and financial liabilities that are recognized at fair value. Additionally, for all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the Company has adopted the provisions of FSP 157-2 and delayed the effective date of SFAS 157 until January 1, 2009. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to the consolidated financial statements. We do not believe the full adoption of SFAS 157 with respect to our nonfinancial assets and liabilities will have a material effect on our consolidated financial statements. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS 157 primarily include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. As the Company did not elect to fair value any of its financial instruments under the provisions of SFAS 159, the adoption of this statement effective January 1, 2008 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, a replacement of SFAS 141 (“SFAS 141(R)”). SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141(R) changes current practice, in part, as follows: (i) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (ii) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (iii) pre-acquisition contingencies, such as those relating to legal matters, will generally have to be accounted for in purchase accounting at fair value; (iv) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” would have to be met at the acquisition date; and (v) changes to valuation allowances for deferred income tax assets and adjustments to

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

unrecognized tax benefits generally will be recognized as adjustments to income tax expense rather than goodwill. The adoption of SFAS 141(R) will impact our treatment of future adjustments to existing tax contingencies and allowances, however, such impact can not be quantified. In addition the adoption of SFAS 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.” This statement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160, effective January 1, 2009, is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and therefore the Company will be required to provide such disclosures beginning with the interim period ended March 31, 2009. Nielsen does not expect SFAS 161 to have a material impact on its consolidated financial statements.

3. Business Acquisitions

Successor

On December 19, 2008, the Company completed the purchase of the remaining 50% interest in AGB Nielsen Media Research, subsequently rebranded as AGB Nielsen Media (“AGBNMR”), a leading international television audience media measurement business, from WPP. With full ownership of AGBNMR, the Company expects to be able to better leverage its global media product portfolio. In exchange for the remaining 50% interest in AGBNMR, the Company transferred its SRDS advertising data business assets and its 100% ownership in PERQ/HCI LLC, its healthcare media planning, trading and post campaign effectiveness business. In addition, the Company transferred its 11% share in IBOPE Pesquisa de Midea Ltda., IBOPE LatinAmerica S.A. and IMI.Com, which are part of the IBOPE Group that specializes in media, market and opinion research. The fair value of the aforementioned business assets and ownership interests transferred was $72 million. No material gain or loss was recorded on the business assets and ownerships transferred. The Company’s preliminary allocation of purchase price resulted in an allocation to intangible assets of $29 million and to goodwill of $36 million. The Company also reclassified $108 million from investment in affiliates to goodwill. In connection with the transaction, the Company allocated $57 million of goodwill and intangible assets to the business assets and ownership interests transferred based on the relative fair value of the corresponding reporting unit. Net cash acquired in this transaction was $23 million. Prior to completing this transaction, WPP and Nielsen agreed to close the operations of AGB Nielsen Media Research China, effective December 31, 2008, for which AGBNMR recorded restructuring charges associated with employee severance and other exit costs as well as the impairment of certain long-lived assets. As a result of these actions, the Company recorded a charge of approximately $11 million to its equity in net (loss)/income of affiliates during the year ended December 31, 2008.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

On May 15, 2008, the Company completed the acquisition of IAG Research, Inc, subsequently rebranded as Nielsen IAG (“IAG”), for $223 million (including non-cash consideration of $1 million), which was net of $12 million of cash acquired. The acquisition expands the Company’s television and internet analytics services through IAG’s measurement of consumer engagement with television programs, national commercials and product placements. The Company performed a preliminary valuation of the purchase price, which resulted in an allocation to identifiable intangible assets of $78 million and an allocation to goodwill of $147 million, net of tax adjustments. Nielsen does not expect that any change in allocation of purchase price resulting from the final valuation will have a material impact on its consolidated financial statements.

For the year ended December 31, 2008, Nielsen paid cash consideration of $39 million associated with other acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions and as of December 31, 2008, Nielsen has recorded deferred consideration of $12 million, which was subsequently paid in January 2009. Had the AGBNMR, IAG and other acquisitions occurred as of January 1, 2008, the impact on Nielsen’s consolidated results of operations would have been immaterial.

For the year ended December 31, 2007, Nielsen completed several acquisitions with an aggregate consideration, net of cash acquired, of $837 million. Goodwill increased by $508 million as a result of these acquisitions.

The most significant acquisitions were the purchase of the remaining minority interest of Nielsen BuzzMetrics ($47 million), on June 4, 2007, the purchase of the remaining minority interest of Nielsen//NetRatings ($330 million, including $33 million to settle all outstanding share-based awards), on June 22, 2007 and the acquisition of Telephia, Inc. (“Telephia”), on August 9, 2007, for approximately $449 million including non-cash consideration of $6 million. On October 15, 2007 the Company announced the formation of Nielsen Mobile, which combines Telephia with several existing Nielsen initiatives in the mobile market. In 2008, the Company finalized its valuation of these acquisitions resulting in a net allocation to intangible assets and a net reduction of goodwill of $11 million, net of tax. In addition, Nielsen recorded an adjustment to goodwill of $15 million relating to its acquisition of Telephia, which was comprised of reductions to acquired deferred tax asset valuation allowances. Had these acquisitions occurred as of January 1, 2007, the impact on Nielsen’s consolidated results of operations would have been immaterial. Prior to these acquisitions both Nielsen//NetRatings and Nielsen BuzzMetrics were consolidated subsidiaries of Nielsen up to the ownership interest.

During the period from May 24, 2006 to December 31, 2006, Nielsen completed several acquisitions with an aggregate consideration, net of cash acquired, of $29 million and deferred consideration up to a maximum of $5 million, contingent on future performance, which was settled in 2008. Had these acquisitions occurred as of January 1, 2006, the impact on Nielsen’s consolidated results of operations would have been immaterial.

Predecessor

Nielsen completed several acquisitions during the period from January 1, 2006 to May 23, 2006 with an aggregate consideration of $69 million, net of cash acquired. Had these acquisitions occurred at the beginning of the period, the impact on Nielsen’s (Predecessor) consolidated results of operations would have been immaterial. Acquisitions during the period from January 1, 2006 to May 23, 2006, resulted in additional goodwill of $54 million and additional identifiable intangible assets of $23 million.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

4. Business Divestitures

During the year ended December 31, 2008, the Company received $23 million in net proceeds primarily associated with two divestitures within its Business Media segment and the final settlement of the sale of its Directories segment to World Directories. The impact of these divestitures on our consolidated statement of operations was immaterial for all periods presented.

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

Summarized results of operations for discontinued operations are as follows:

	Successor			Predecessor
(IN MILLIONS)	Year ended December 31, 2008	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006
Revenues	$—	$18	$189	$106
Operating (loss)/income	—	(18)	6	1
(Loss)/income from continuing operations before income taxes, minority interests and equity in net (loss)/income of affiliates	—	(20)	(7)	(1)
(Provision)/benefit for income taxes	—	5	(10)	(2)

Net loss	—	(15)	(17)	(3)
Gain on sale, net of tax(1)	19	17	—	3

Income/(loss) from discontinued operations	$19	$2	$(17)	$—

(1)	Gain on sale, net of tax for the year ended December 31, 2008 primarily relates to the settlement of tax contingencies associated with the sale of Nielsen’s Directories segment to World Directories. Gain on sale, net of tax, for the Predecessor period relates to divestitures other than BME.

Nielsen allocated interest to discontinued operations in accordance with EITF Issue No. 87-24, “Allocation of Interest to Discontinued Operations”. The interest charges allocated to discontinued operations were comprised of interest expense on debt that was assumed by the acquirers of Nielsen’s discontinued operations and a portion of the consolidated interest expense of Nielsen, based on the ratio of net assets sold as a proportion of consolidated net assets. For the year ended December 31, 2007 and the periods from May 24, 2006 to December 31, 2006 and from January 1, 2006 to May 23, 2006, interest expense of $1 million, $13 million, and $1 million, respectively, was allocated to BME.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Following are the major categories of cash flows from discontinued operations, as included in Nielsen’s Consolidated Statements of Cash Flows:

	Successor			Predecessor
(IN MILLIONS)	Year ended December 31, 2008	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006
Net cash (used in)/provided by operating activities	$—	$(10)	$20	$7
Net cash used in investing activities	—	—	(5)	(12)
Net cash used in financing activities	—	—	(1)	—

	$—	$(10)	$14	$(5)

In addition to the divestiture of BME, on October 30, 2007, the Company completed the sale of its 50% interest in VNU Exhibitions Europe B.V. to Jaarbeurs (Holding) B.V. for a cash consideration of $51 million which approximated the carrying value.

5. Goodwill and Other Intangible Assets

Goodwill

Nielsen performed its annual impairment assessment for goodwill and indefinite-lived intangible assets as of October 1, 2008 and determined there was a potential impairment of goodwill in its Business Media operating segment as well as its Media Solutions reporting unit within its Media operating segment as a primary result of continued weakness in the macroeconomic environment, a reduction in expected future cash flows relating to expected future business performance and other contributing factors within the reporting units’ market environment. Therefore, the required second step of the assessment for the affected reporting units was performed in which the implied fair value of those reporting unit’s goodwill was compared to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. Nielsen measured the fair value of each of its reporting units using accepted valuation techniques as described above in Note 1 “Description of Business, Basis of Presentation and Significant Accounting Policies.”

Nielsen’s annual assessment resulted in the recognition of a non-cash goodwill impairment charge of $432 million comprised of $336 million relating to its Business Media operating segment and $96 million relating to the Media Solutions reporting unit within its Media operating segment. A deferred tax benefit of $42 million was recognized as a result of these impairment charges.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2008 and 2007, respectively.

(IN MILLIONS)	Consumer Services	Media	Business Media	Total
Balance, December 31, 2006	$2,795	$2,879	$990	$6,664
Valcon acquisition adjustments and other purchase price adjustments	(84)	510	(17)	409
2007 acquisitions	4	505	—	509
Effect of foreign currency translation	204	—	—	204

Balance December 31, 2007	2,919	3,894	973	7,786
Valcon acquisition adjustments(1)	(18)	(20)	(6)	(44)
Other acquisitions, divestitures and purchase price adjustments	5	220	(1)	224
Impairments	—	(96)	(336)	(432)
Effect of foreign currency translation	(353)	4	—	(349)

Balance December 31, 2008	$2,553	$4,002	$630	$7,185

(1)	Valcon acquisition adjustments are comprised of reductions to previously established liabilities associated with various income tax contingencies, primarily in the Netherlands.

At December 31, 2008, $367 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Indefinite-lived intangibles:
Trade names and trademarks	$1,860	$2,011	$—	$—

Amortized intangibles:
Trade names and trademarks	$157	$155	$(15)	$(9)
Customer-related intangibles	2,970	3,008	(383)	(252)
Covenants-not-to-compete	34	28	(26)	(22)
Computer software	714	566	(274)	(162)
Patents and other	45	25	(12)	(5)

Total	$3,920	$3,782	$(710)	$(450)

The amortization expense for the years ended December 31, 2008 and 2007 and for the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 was $306 million, $278 million, $166 million and $75 million, respectively.

Certain of the trade names associated with Nielsen’s Media and Consumer segments are deemed indefinite-lived intangible assets, as their associated brand awareness and recognition has existed for over 50 years and Nielsen intends to continue to utilize these trade names. There are also no legal, regulatory, contractual, competitive, economic or other factors that may limit their estimated useful lives. Nielsen reconsiders the remaining estimated useful life of indefinite-lived intangible assets each reporting period.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

All other intangible assets are subject to amortization. Future amortization expense is estimated to be as follows:

(IN MILLIONS)
For the year ending December 31:
2009	$321
2010	293
2011	248
2012	209
2013	159
Thereafter	1,980

Total	$3,210

6. Property, Plant and Equipment

(IN MILLIONS)	December 31, 2008	December 31, 2007
Land and buildings	$320	$329
Information and communication equipment	435	345
Furniture, equipment and other	136	90

	891	764
Less accumulated depreciation and amortization	(288)	(205)

	$603	$559

Depreciation and amortization expense from continuing operations related to property, plant and equipment was $139 million, $124 million, $71 million, and $44 million for the years ended December 31, 2008 and 2007 and for the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006, respectively.

The above amounts include amortization expense on assets under capital leases of $6 million, $6 million, $3 million and $2 million for the years ended December 31, 2008 and 2007 and for the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006, respectively. The net book value of assets under capital leases was $142 million and $158 million as of December 31, 2008 and 2007, respectively. Capital leases are comprised primarily of buildings.

7. Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements” (See Note 2—“Summary of Recent Accounting Pronouncements”). SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally unobservable and may not be corroborated by market data.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

(IN MILLIONS)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments in mutual funds(1)	$5	$5	$—	$—
Plan assets for deferred compensation(2)	12	12	—	—
Investment in equity securities(3)	10	10	—	—
Currency swap arrangements(4)	22	—	22	—
Foreign currency forward contracts	1	—	1	—

Total	$50	$27	$23	$—

Liabilities:
Interest rate swap arrangements(4)	$172	—	$172	$—
Currency swap arrangements(4)	131	—	131	—
Foreign currency forward contracts	2	—	2	—
Deferred compensation liabilities(5)	12	12	—	—

Total	$317	$12	$305	$—

(1)	Investments in mutual funds are money-market accounts with original maturities in excess of 90 days, for which $2 million is held with the intention of funding certain specific retirement plans at December 31, 2008.

(2)	Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as trading securities with any gains or losses resulting from changes in fair value recorded in other expense.

(3)	Investment in equity securities are carried at fair value, which is based on either quoted market prices at period end in active markets. These investments are classified as available-for-sale with any unrealized gains or losses resulting from changes in fair value recorded net of tax as a component of accumulated other comprehensive income until realized. As discussed in Note 1 “Description of Business, Basis of Presentation and Significant Accounting Policies,” the Company realized a loss of $12 million relating to a decline in value in this investment that was considered other than temporary.

(4)	Derivative financial instruments include foreign currency and interest rate swap arrangements accounted for as fair value and cash flow hedges and recorded at fair value based on externally-developed valuation models that use readily observable market parameters.

(5)	The Company offers certain employees the opportunity to participate in a deferred compensation plan. A participant’s deferrals are invested in a variety of participant directed stock and bond mutual funds and are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation liabilities.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Derivative Financial Instruments

The following table shows the contract or underlying principal amounts and fair values of derivative financial instruments by type of contract at December 31, 2008 and 2007. Contract or underlying principal amounts indicate the volume of transactions outstanding at the balance sheet dates and do not represent amounts at risk. The fair values are determined using market prices and pricing models at December 31, 2008 and 2007.

	Contract or Underlying Principal Amount		Fair Value 2008		Fair Value 2007
(IN MILLIONS)	December 31, 2008	December 31, 2007	Positive Value (Assets)	Negative Value (Liabilities)	Positive Value (Assets)	Negative Value (Liabilities)
Interest-related instruments
Floating-to-fixed interest rate swaps	$3,648	$3,165	$—	$172	$4	$86

Total interest related instruments	3,648	3,165	—	172	4	86

Currency-related instruments
EUR/USD cross-currency swaps	259	259	22	—	34	—
GBP/EUR cross-currency swaps	479	502	—	131	—	45
Forward currency exchange contracts	40	83	1	2	2	—

Total currency related instruments	778	844	23	133	36	45

Total derivative financial instruments	$4,426	$4,009	$23	$305	$40	$131

Current derivative financial instruments	$1,388	$83	$1	$37	$2	$—
Non-current derivative financial instruments	$3,038	$3,926	$22	$268	$38	$131

Successor

For the year ended December 31, 2008, $39 million relating to derivative financial instruments qualifying as cash flow hedges were recorded as a decrease to accumulated other comprehensive loss, net of tax. For the year ended December 31, 2007, $51 million relating to derivative financial instruments qualifying as cash flow hedges was recorded as a decrease to accumulated other comprehensive income, net of tax. In the period from May 24, 2006 to December 31, 2006, $9 million relating to interest-related derivative financial instruments qualifying as cash flow hedges was recorded as an increase to accumulated other comprehensive income, net of tax.

Interest-Related Cash Flow Hedges

Nielsen is exposed to cash flow interest rate risk on the floating-rate U.S. Dollars and Euro Term Loans, and uses floating-to-fixed interest rate swaps to hedge this exposure. As of December 31, 2008 and 2007, floating-to-fixed interest rate swaps designated as cash flow hedges with notional amounts aggregating $3,648 million and $3,165 million, respectively were outstanding.

During the years ended December 31, 2008 and 2007 and in the period from May 24, 2006 to December 31, 2006, net gains of $2 million, $4 million and $2 million, respectively, have been reclassified to earnings as a result of cash flow hedges being terminated or sold. For the year ended December 31, 2008, a net loss of $5 million was recorded in earnings representing the amount of the hedges’ ineffectiveness.

In February 2009, Nielsen modified the reset interest rate underlying its $4,525 million senior secured term loan and, as a result, the related floating-to-fixed interest rate swap derivative financial instruments became

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

ineffective. Cumulative losses deferred as a component of accumulated other comprehensive loss will be recognized in interest expense over the remaining term of the senior secured term loan being hedged. Beginning in February 2009, Nielsen will record all changes in fair value of the floating-to-fixed interest rate swaps currently in earnings as a component of (loss)/gain on derivative instruments.

Nielsen expects to transfer approximately $93 million of pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments, which includes the aforementioned modification.

Other Hedges

In the period from May 24, 2006 to December 31, 2006, an interest rate swap with a notional amount of $316 million and no hedge designation was terminated, resulting in a net loss of $2 million.

Currency Related Derivative Instruments

The hedging strategy of Nielsen is to match, by major currency, the projected future business cash flows with the underlying debt service. When the derivative financial instrument is deemed to be highly effective in offsetting variability in the hedged item, changes in its fair value are recorded in accumulated other comprehensive loss and recognized contemporaneously with the earnings effects of the hedged item.

During 2006, the debt service obligations of Nielsen shifted from primarily Euro obligations to primarily U.S. Dollar obligations due to the 2006 financing transactions discussed in Note 10 “Long-term Debt and Other Financing Arrangements”. Additionally, Nielsen transacts business globally and is subject to risks associated with changes in certain currency exchange rates, primarily of the Euro, the Pound Sterling and the Japanese Yen. Consequently, Nielsen enters into various contracts which change in value as the exchange rates of such currencies change, to preserve the value of certain assets, liabilities, commitments and anticipated transactions.

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

During the year ended December 31, 2007, Nielsen entered into a cross-currency swap maturing February, 2010 to convert part of its Euro-denominated external debt to U.S. Dollar-denominated debt. With this transaction a notional amount of €200 million with a 3-month Euribor based interest rate is swapped to a notional amount of $259 million with an interest rate based on 3-month USD-Libor minus a spread. No hedge designation has been made for this swap and a loss of $13 million and a gain of $34 million related to changes in the fair value of the swap were recorded for the years ended December 31, 2008 and 2007, respectively. In March 2009, Nielsen terminated this swap and received a cash settlement of approximately $2 million.

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

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

For the years ended December 31, 2008 and 2007 and the period from May 24, 2006 to December 31, 2006, no net gains or losses were recorded in earnings representing the amount of the hedges’ ineffectiveness. Nielsen does not expect to transfer a material amount from accumulated other comprehensive income/(loss) to earnings in the next 12 months associated with its currency-related derivative financial instruments, as these instruments and their underlying hedged items expire or mature according to their original terms.

During the years ended December 31, 2008 and 2007 and 2006, Nielsen entered into several forward currency exchange contracts with notional amounts aggregating $33 million, $83 million and $36 million, respectively, to hedge exposure to fluctuations in various currencies. These contracts expire ratably over the subsequent year. Since no hedge designation was made for these currency exchange contracts, Nielsen recorded net gains of $2 million, $2 million and $5 million for the years ending December 31, 2008 and 2007 and in the period from May 24, 2006 to December 31, 2006, respectively, based on quoted market prices, for contracts with similar terms and maturity dates.

Predecessor

Fair Value Hedges

During the period from January 1, 2006 to May 23, 2006, Nielsen was exposed to fair value interest rate risk on fixed-rate borrowings and used fixed-to-floating interest rate swaps to hedge this exposure. In the period from January 1, 2006 to May 23, 2006, fixed-to-floating interest rate swaps with aggregate notional amounts of $690 million were outstanding and designated as a fair value hedge. Nielsen recorded a net loss of $12 million related to this interest rate swap. Additionally, an interest rate swap with a notional amount of $409 million designated as a fair value hedge matured and Nielsen recorded a net loss of $7 million on this interest rate swap. Changes in fair value of derivative financial instruments designated and effective as fair value hedges are recorded in net earnings in the line item gain/(loss) on derivative instruments and are offset by corresponding changes in the fair value of the hedged item attributable to the risk being hedged.

In the period from January 1, 2006 to May 23, 2006, no net gains or losses were recorded in earnings representing the amount of the hedges’ ineffectiveness.

Currency Related Derivative Instruments

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

Nielsen used cross-currency swaps to convert certain debt denominated in a non-Euro currency to Euro-denominated debt. In the period from January 1, 2006 to May 23, 2006, an amount of $1 million related to derivative financial instruments qualifying as cash flow hedges was recorded as an increase of accumulated other comprehensive income/(loss) and an amount of $1 million was reclassified to earnings as a result of cash flow hedges being terminated or sold.

For the period from January 1, 2006 to May 23, 2006, no net gains or losses were recorded in earnings representing the amount of the hedges’ ineffectiveness.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

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

Counterparty Risk

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 10 “Long-term Debt and Other Financing Arrangements” for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. At December 31, 2008, Nielsen had no exposure to potential economic losses due to counterparty credit default risk on derivative financial instruments.

Subsequent Event

In February 2009, we entered into two three-year forward interest rate swap agreements with starting dates of November 9, 2009. These agreements fix the LIBOR-related portion of interest rates for $500 million of our variable-rate debt at an average rate of 2.47%. The commencement date of the interest rate swaps coincides with a $1 billion notional amount interest rate swap maturity that was entered into in November 2006.

8. Restructuring Activities

Transformation Initiative

In December 2006, Nielsen announced its intention to expand current cost-saving programs to all areas of Nielsen’s operations worldwide. The Company further announced strategic changes as part of a major corporate transformation (“Transformation Initiative”). The Transformation Initiative is designed to make the Company a more successful and efficient enterprise. As such, the Company continues to execute cost-reduction programs by streamlining and centralizing corporate, operational and information technology functions, leveraging global

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

procurement, consolidating real estate, and expanding, outsourcing or off shoring certain other operational and production processes. Implementation of these initiatives is expected to continue through 2009.

Nielsen recorded $120 million in restructuring charges for the year ended December 31, 2008. The charges included severance costs associated with the termination of approximately 2,700 employees as well as $24 million of contractual termination costs and asset write-offs.

Nielsen recorded $137 million in restructuring charges for the year ended December 31, 2007. The charges included $96 million in severance costs associated with the termination of approximately 2,700 employees as well as $6 million in asset write-offs and $35 million in consulting fees and other costs, related to review of corporate functions and outsourcing opportunities, for the year ended December 31, 2007.

Nielsen recorded $67 million in restructuring charges for the period May 24, 2006 to December 31, 2006. The charges included $53 million of severance costs associated with the termination of approximately 700 employees and $14 million in consulting fees and other related costs. In the Predecessor period from January 1, 2006 to May 23, 2006 Nielsen recorded $1 million in severance costs and $5 million in consulting fees and other related costs.

Other

Liabilities relating to other restructuring programs at December 31, 2008 are $2 million. These initiatives have been completed, but payments will continue until 2010.

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Transformation Initiative	Other	Total
Predecessor
Balance as of December 31, 2005	$—	$17	$17
Charges	6	1	7
Payments	(5)	(5)	(10)
Effect of foreign currency translation	—	—	—

Balance as of May 23, 2006	$1	$13	$14

Successor
Valcon Acquisition	$1	$13	$14
Charges	67	1	68
Payments	(12)	(8)	(20)
Effect of foreign currency translation	1	—	1

Balance at December 31, 2006	$57	$6	$63

Charges	137	—	137
Payments	(99)	(2)	(101)
Other non-cash charges	(6)	—	(6)
Effect of foreign currency translation	6	—	6

Balance at December 31, 2007	$95	$4	$99

Charges	120	—	120
Payments	(105)	(1)	(106)
Other non-cash charges	(12)	—	(12)
Effect of foreign currency translation	(3)	(1)	(4)

Balance at December 31, 2008	$95	$2	$97

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Of the $97 million in liabilities for restructuring actions, $95 million is expected to be paid within one year and is classified as a current liability within the consolidated financial statements as of December 31, 2008.

9. Pensions and Other Post-Retirement Benefits

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

Effective from the date of the Valcon Acquisition, Nielsen adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which requires recognition of an asset or liability reflecting the over or under funded status of defined benefit pension plans as a part of accumulated other comprehensive income. As discussed in Note 1 “Description of Business, Basis of Presentation and Significant Accounting Policies,” during the first quarter of 2008, the Company eliminated the one-month reporting lag for certain of its subsidiaries outside of the United States and Canada. As a result, in 2008, Nielsen used a measurement date of December 31 for all pension and post-retirement benefit plans and in 2007, Nielsen used a measurement date of December 31 for its Netherlands, Canada and United States pension and post-retirement benefit plans and November 30 for other international plans. The impact of the change in measurement date for the international plans was not material.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

A summary of the activity for Nielsen’s defined benefit pension plans and other post-retirement benefit plans follows:

	Successor
	Pension Benefits Year ended December 31, 2008
(IN MILLIONS)	The Netherlands	United States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$621	$235	$528	$1,384
Service cost	4	—	12	16
Interest cost	33	15	29	77
Plan participants’ contributions	1	—	2	3
Actuarial (gain)/loss	(42)	4	(55)	(93)
Benefits paid	(35)	(15)	(24)	(74)
Expenses paid	(2)	—	(1)	(3)
Premiums paid	—	—	(1)	(1)
Amendments	—	1	—	1
Curtailments	—	—	1	1
Settlements	—	—	(4)	(4)
Acquisition	—	—	2	2
Effect of foreign currency translation	(32)	—	(90)	(122)

Benefit obligation at end of period	548	240	399	1,187

Change in plan assets
Fair value of plan assets at beginning of period	731	184	445	1,360
Actual return on plan assets	(77)	(39)	(73)	(189)
Employer contributions	3	21	24	48
Plan participants’ contributions	1	—	2	3
Benefits paid	(35)	(15)	(24)	(74)
Expenses paid	(2)	—	(1)	(3)
Premiums paid	—	—	(1)	(1)
Settlements	—	—	(4)	(4)
Effect of foreign currency translation	(33)	—	(76)	(109)

Fair value of plan assets at end of period	588	151	292	1,031

Funded status	$40	$(89)	$(107)	$(156)

Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	$42	$—	$5	$47
Current liabilities	—	(1)	(1)	(2)
Accrued benefit liability(1)	(2)	(88)	(111)	(201)

Net amount recognized	$40	$(89)	$(107)	$(156)

Amounts recognized in Accumulated Other Comprehensive (Income) / Loss, before tax
Net loss	$74	$59	$57	$190
Impact of Curtailments / Settlements	—	(1)	2	1

Total recognized in other comprehensive loss	74	58	59	191

Total recognized in net periodic pension cost and other comprehensive loss	$68	$59	$70	$197

(1)	Included in other non-current liabilities.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

	Successor
	Pension Benefits Year ended December 31, 2007
(IN MILLIONS)	The Netherlands	United States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$582	$235	$535	$1,352
Service cost	5	—	15	20
Interest cost	27	14	26	67
Plan participants’ contributions	2	—	2	4
Actuarial (gain)/loss	(21)	(7)	(61)	(89)
Benefits paid	(33)	(7)	(25)	(65)
Curtailments	(5)	—	1	(4)
Settlements	—	—	(6)	(6)
Effect of foreign currency translation	64	—	41	105

Benefit obligation at end of period	621	235	528	1,384

Change in plan assets
Fair value of plan assets at beginning of period	679	184	397	1,260
Actual return on plan assets	5	7	18	30
Employer contributions	4	—	26	30
Plan participants’ contributions	2	—	2	4
Benefits paid	(33)	(7)	(25)	(65)
Third Party Contribution	2	—	—	2
Settlements	—	—	(5)	(5)
Effect of foreign currency translation	72	—	32	104

Fair value of plan assets at end of period	731	184	445	1,360

Funded status	$110	$(51)	$(83)	$(24)

Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	$110	$—	$4	$114
Current liabilities	—	(4)	(2)	(6)
Accrued benefit liability(1)	—	(47)	(85)	(132)

Net amount recognized	$110	$(51)	$(83)	$(24)

Amounts recognized in Accumulated Other Comprehensive Income, before tax
Net loss (gain)	$10	$1	$(56)	$(45)
Impact of Curtailments / Settlements	(2)	—	1	(1)

Total recognized in other comprehensive loss / (income)	8	1	(55)	(46)

Total recognized in net periodic pension cost and other comprehensive loss/(income)	$—	$1	$(40)	$(39)

(1)	Included in other non-current liabilities.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The total accumulated benefit obligation and minimum liability changes for all defined benefit plans were as follows:

	Successor			Predecessor
(IN MILLIONS)	Year Ended December 31, 2008	Year Ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006
Accumulated benefit obligation	$1,148	$1,311	$1,274	$1,170

	Successor
	Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets at December 31, 2008
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$—	$240	$326	$566
Accumulated benefit obligation	—	240	301	541
Fair value of plan assets	—	151	217	368

	Successor
	Pension Plans with Projected Benefit Obligation in Excess of Plan Assets at December 31, 2008
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$40	$240	$378	$658
Accumulated benefit obligation	37	240	337	614
Fair value of plan assets	38	151	266	455

	Successor
	Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets at December 31, 2007
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$—	$235	$356	$591
Accumulated benefit obligation	—	235	317	552
Fair value of plan assets	—	184	275	459

	Successor
	Pension Plans with Projected Benefit Obligation in Excess of Plan Assets at December 31, 2007
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$—	$235	$490	$725
Accumulated benefit obligation	—	235	430	665
Fair value of plan assets	—	184	403	587

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

	Net Periodic Pension Cost
(IN MILLIONS)	The Netherlands	United States	Other	Total
Successor
Year ended December 31, 2008
Service cost	$4	$—	$12	$16
Interest cost	33	15	29	77
Expected return on plan assets	(43)	(15)	(28)	(86)
Amortization of net (gain)	—	—	(2)	(2)
Curtailment loss	—	1	—	1

Net periodic pension cost	$(6)	$1	$11	$6

Year ended December 31, 2007
Service cost	$5	$—	$15	$20
Interest cost	27	14	26	67
Expected return on plan assets	(35)	(14)	(26)	(75)
Curtailment (gain)	(3)	—	—	(3)
Third party contribution	(2)	—	—	(2)

Net periodic pension cost	$(8)	$—	$15	$7

May 24, 2006 through December 31, 2006
Service cost	$4	$3	$9	$16
Interest cost	15	7	15	37
Expected return on plan assets	(20)	(7)	(15)	(42)

Net periodic pension cost	$(1)	$3	$9	$11

Predecessor
January 1, 2006 through May 23, 2006
Service cost	$2	$5	$6	$13
Interest cost	10	5	8	23
Expected return on plan assets	(12)	(5)	(8)	(25)
Amortization of net loss	—	2	4	6

Net periodic pension cost	$—	$7	$10	$17

The US curtailment loss of $1 million in 2008 resulted from restructuring activities and the Netherlands curtailment gain of $3 million in 2007 related to the sale of BME which was credited to discontinued operations.

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

	The Netherlands	United States	Other	Total
Net actuarial gain	$1	$—	$3	$4

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The weighted average assumptions underlying the pension computations were as follows:

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	May 24, 2006 - December 31, 2006	January 1, 2006 - May 23, 2006
Pension benefit obligation:
—discount rate	5.9%	5.7%	4.9%	5.1%
—rate of compensation increase	2.1	2.9	3.2	3.2

Net periodic pension costs:
—discount rate	5.7	4.9	5.1	4.6
—rate of compensation increase	2.3	2.7	3.2	3.2
—expected long-term return on plan assets	6.4	6.1	6.3	5.9

Nielsen’s pension plans’ weighted average asset allocations by asset category are as follows:

	The Netherlands	United States	Other	Total
Successor
At December 31, 2008
Equity securities	17%	53%	51%	32%
Fixed income securities	74	47	44	62
Other	9	—	5	6

Total	100%	100%	100%	100%

At December 31, 2007
Equity securities	20%	65%	59%	39%
Fixed income securities	74	35	38	57
Other	6	—	3	4

Total	100%	100%	100%	100%

No Nielsen shares are held by the pension plans.

The overall target asset allocation among all plans for 2008 was 37% equity securities and 58% long-term interest-earning investments (debt or fixed income securities), and 5% other securities.

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

Contributions to the pension plans in 2009 are expected to be approximately $3 million for the Dutch plan, $23 million for the US plan and $19 million for other plans.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Estimated future benefit payments are as follows:

(IN MILLIONS)	The Netherlands	United States	Other	Total
For the years ending December 31,
2009	$33	$9	$19	$61
2010	34	8	19	61
2011	35	9	20	64
2012	36	9	22	67
2013	36	10	22	68
2014-2018	191	59	131	381

Other Post-Retirement Benefits

The components of other post-retirement benefit cost for the years ended December 31, 2008 and December 31, 2007, were as follows:

	Successor
	Other Post-Retirement Benefits Year ended December 31, 2008
(IN MILLIONS)	The Netherlands	United States	Total
Change in benefit obligation
Benefit obligation at beginning of period	$1	$12	$13
Interest cost	—	1	1
Benefits paid	(1)	(1)	(2)

Benefit obligation at end of period	—	12	12

Change in plan assets
Fair value of plan assets at beginning of period	—	—	—
Employer contributions	—	1	1
Benefits paid	—	(1)	(1)

Fair value of plan assets at end of period	—	—	—

Funded status
Funded status and amount recognized at end of period	$—	$(12)	$(12)

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

(IN MILLIONS)	Successor
	Other Post-Retirement Benefits Year ended December 31, 2007
	The Netherlands	United States	Total
Change in benefit obligation
Benefit obligation at beginning of period	$1	$15	$16
Interest cost	—	1	1
Actuarial (gain)	—	(3)	(3)
Benefits paid	—	(1)	(1)

Benefit obligation at end of period	1	12	13

Change in plan assets
Fair value of plan assets at beginning of period	—	—	—
Employer contributions	—	1	1
Benefits paid	—	(1)	(1)

Fair value of plan assets at end of period	—	—	—

Funded status
Funded status and amount recognized at end of period	$(1)	$(12)	$(13)

Estimated amounts that will be amortized from accumulated other comprehensive income over 2008 are not material.

The net periodic benefit cost for other post-retirement benefits were insignificant for the years ended December 31, 2008 and December 31, 2007, for the periods May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006.

The weighted average assumptions for post-retirement benefits were as follows:

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006
Discount rate for net periodic other post-retirement benefit costs	6.5%	5.9%	6.3%	5.6%
Discount rate for other post-retirement benefit obligations at December 31	6.0%	6.4%	5.9%	6.3%

Assumed healthcare cost trend rates at December 31:
—healthcare cost trend assumed for next year	7.0%	8.0%	9.0%	9.0%
—rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.5%	5.0%	5.0%	5.0%
—year in which rate reaches the ultimate trend rate	2024	2013	2011	2011

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

(IN MILLIONS)	1% Increase	1% Decrease
Effect on total of service and interest costs	$—	$—
Effect on other post-retirement benefit obligation	1	(1)

Contributions to post-retirement benefit plans are expected to be $1 million annually for the Company’s U.S. plan.

Defined Contribution Plans

Nielsen also offers defined contribution plans to certain participants, primarily in the United States. Nielsen’s expense related to these plans was $42 million, $39 million, $20 million, and $13 million, for the years ended December 31, 2008 and December 31, 2007, and for the periods May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006, respectively. In the United States, Nielsen contributes cash to each employee’s account in an amount up to 3% of compensation (subject to IRS limitations); this contribution was increased to 4% upon the freeze of the U.S. defined benefit pension plan. No contributions are made in shares of Nielsen.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

10. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of December 31, 2008.

(IN MILLIONS)	December 31, 2008			December 31, 2007
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
$4,525 million senior secured term loan (LIBOR based variable rate of 4.24%) due 2013		$4,426	$2,979		$4,471	$4,236
EUR 546 million senior secured term loan (EURIBOR based variable rate of 5.15%) due 2013		759	513		797	756
$688 million senior secured revolving credit facility (EURIBOR or LIBOR based variable rate of 2.80%) due 2012		295	199		10	9

Total senior secured credit facilities (with weighted average interest rate)	4.47%	5,480	3,691	7.44%	5,278	5,001
$1,070 million 12.50% senior subordinated discount debenture loan due 2016		784	303		695	748
$870 million 10.00% senior debenture loan due 2014		869	691		650	663
EUR 343 million 11.125% senior discount debenture loan due 2016		362	89		340	301
EUR 150 million 9.00% senior debenture loan due 2014		209	136		219	223
GBP 250 million 5.625% debenture loan (EMTN) due 2010 or 2017 (effective rate 5.76%)		366	285		497	473
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 5.55%) due 2010		70	53		73	75
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 6.32%) due 2012		70	45		73	77
EUR 30 million 6.75% private placement debenture loan (EMTN) due 2012		44	28		46	43
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011 (effective rate 2.68%)		45	32		37	33

Total debenture loans (with weighted average interest rate)	10.67%	2,819	1,662	10.31%	2,630	2,636
Other loans	6.28%	8	8	4.37%	59	59

Total long-term debt	6.57%	8,307	5,361	8.36%	7,967	7,696
Capital lease obligations		121			130
Short-term debt		2			78
Bank overdrafts		64			75

Total debt and other financing arrangements		8,494			8,250

Less: Current portion of long-term debt, capital lease obligations and other short-term borrowings		421			213

Non-current portion of long-term debt and capital lease obligations		$8,073			$8,037

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The weighted-average interest rates at December 31, 2008 on the carrying amount of Nielsen’s long-term debt was 6.57%. Nielsen has entered into a number of interest rate swap transactions to hedge the interest rate risk on a part of its floating rate debt. Taking into account the effect of these interest rate swaps, the weighted average of the contractual interest rates at December 31, 2008 on Nielsen’s long-term debt was 7.25%.

The carrying amounts of Nielsen’s long-term debt are denominated in the following currencies:

(IN MILLIONS)	December 31, 2008	December 31, 2007
U.S. Dollars	$6,381	$5,833
Euro	1,515	1,600
British Pound (“GBP”)	366	497
Japanese Yen	45	37

	$8,307	$7,967

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
2009	$348
2010	481
2011	90
2012	159
2013	5,005
Thereafter	2,224

$8,307

See Note 7 “Fair Value of Financial Instruments” for a discussion of Nielsen’s policies with respect to foreign currency exchange risk, interest rate risk, credit risk and liquidity risk.

Senior secured credit facilities

In August 2006, certain of Nielsen’s subsidiaries entered into two senior secured credit facilities, which, as of December 31, 2008, consisted of individual seven-year senior secured term loan facilities of $4,525 million and €546 million. Outstanding borrowings under these senior secured term loan facilities at December 31, 2008 and December 31, 2007 were $5,185 million and $5,268 million, respectively.

In August 2006, Nielsen also entered into a six-year $688 million senior secured revolving credit facility, of which $295 million and $10 million in borrowings were outstanding as of December 31, 2008 and December 31, 2007, respectively. The senior secured revolving credit facility can be used for revolving loans, letters of credit and for swingline loans, and is available in U.S. Dollars, Euros and certain other currencies.

Nielsen has been required to repay installments on the borrowings under the senior secured term loan facilities in quarterly principal amounts of 0.25% of their original principal amount beginning in December 2006, with the remaining amount payable on the maturity date of the term loan facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at Nielsen’s option, various base rates. The applicable margin for borrowings under the senior secured revolving credit facility may be reduced subject to Nielsen attaining certain leverage ratios. Nielsen pays a quarterly commitment fee of 0.5% on unused commitments under the senior secured revolving credit facility. The applicable commitment fee rate may be reduced subject to Nielsen attaining certain leverage ratios.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The senior secured credit facilities are guaranteed by Nielsen, and certain of its existing and subsequently acquired or organized wholly-owned subsidiaries and are secured by substantially all of the existing and future property and assets (other than cash) of Nielsen’s U.S. subsidiaries and by a pledge of the capital stock of the guarantors discussed in Note 19 “Guarantor Financial Information,” by the capital stock of Nielsen’s U.S. subsidiaries and the guarantors and by up to 65% of the capital stock of certain of Nielsen’s non-U.S. subsidiaries. Under a separate security agreement, substantially all of the assets of Nielsen are pledged as collateral for amounts outstanding under the senior secured credit facilities.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, Nielsen and most of its subsidiaries’ ability to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business that Nielsen conducts. Beginning with the twelve month period ending September 30, 2007, Nielsen has been required to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The senior secured credit facilities also contain certain customary affirmative covenants and events of default. Nielsen has been in compliance with all such covenants.

Debenture loans

In August 2006, Nielsen Finance LLC and Nielsen Finance Co. (together “Nielsen Finance”), wholly-owned subsidiaries of Nielsen, issued $650 million 10% and €150 million 9% senior notes due 2014 (the “Old Senior Notes”). On April 16, 2008, Nielsen Finance consummated a private offering of $220 million aggregate principal amount of additional 10% Senior Notes due 2014 (“the New Senior Notes” and, together with the Old Senior Notes, the “Senior Notes”). The net proceeds of the private offering were used to finance the Company’s acquisition of IAG and to pay related fees and expenses. The New Senior Notes were subsequently registered in July 2008. The carrying values of the combined issuances of these notes were $869 million and $209 million at December 31, 2008, respectively (December 31, 2007: $650 million and $219 million, respectively). Interest is payable semi-annually as from February 2007. The Senior Notes are senior unsecured obligations and rank equal in right of payment to all of Nielsen Finance’s existing and future senior indebtedness.

In August 2006, Nielsen Finance also issued $1,070 million 12.5% senior subordinated discount notes due 2016 (“Senior Subordinated Discount Notes”) with a carrying amount of $784 million and $695 million at December 31, 2008 and December 31, 2007, respectively. Interest accretes through 2011 and is payable semi-annually commencing February 2012. The Senior Subordinated Discount Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all Nielsen Finance’s existing and future senior indebtedness, including the Senior Notes and the senior secured credit facilities.

The indentures governing the Senior Notes and Senior Subordinated Discount Notes limit the majority of Nielsen’s subsidiaries’ ability to incur additional indebtedness, pay dividends or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies subject to certain exceptions. Upon a change in control, Nielsen Finance is required to make an offer to redeem all of the Senior Notes and Senior Subordinated Discount Notes at a redemption price equal to the 101% of the aggregate accreted principal amount plus accrued and unpaid interest. The Senior Notes and Senior Subordinated Discount Notes are jointly and severally guaranteed by Nielsen (See Note 19 “Guarantor Financial Information” for further description of the related guarantees).

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

In August 2006, Nielsen issued €343 million 11.125% senior discount notes due 2016 (“Senior Discount Notes”), with a carrying value of $362 million and $340 million at December 31, 2008 and December 31, 2007, respectively. Interest accretes through 2011 and is payable semi-annually commencing February 2012. The Senior Discount Notes are senior unsecured obligations and rank equal in right of payment to all of Nielsen’s existing and future senior indebtedness. The notes are effectively subordinated to Nielsen’s existing and future secured indebtedness to the extent of the assets securing such indebtedness and will be structurally subordinated to all obligations of Nielsen’s subsidiaries.

Nielsen has a Euro Medium Term Note (“EMTN”) program in place under which no further debenture loans and private placements can be issued. All debenture loans and most private placements are quoted on the Luxembourg Stock Exchange. At December 31, 2008 and 2007, amounts with a carrying value of $595 million and $726 million, respectively, were outstanding under the EMTN program.

Outstanding under the EMTN program above is a GBP 250 million 5.625% EMTN debenture loan issued in 2003 and due in 2010 or 2017 with a carrying amount of $366 million and $497 million at December 31, 2008 and December 31, 2007, respectively. The GBP debenture loan will mature in 2010, unless the maturity has been extended to 2017 pursuant to a remarketing option held by two investment banks. The holders of the remarketing option have the right to acquire the debenture loan in May 2010 and remarket it with a new interest rate determined pursuant to an interest reset procedure. If such right is exercised and the interest reset procedure is not otherwise terminated, the maturity of the debenture loan will be extended to May 2017. If the holders of the remarketing option do not elect to exercise such option, or if the interest reset procedure is terminated (including termination of election by Nielsen), the GBP loan will mature at par in May 2010. In March 2009 Nielsen purchased and cancelled a portion of this outstanding debenture loan pursuant to a cash tender offer. Refer to the subsequent event section below for a further discussion of this transaction.

Senior secured bridge facility

In connection with the Valcon Acquisition, Valcon entered into a senior secured bridge facility, under which Valcon had borrowed $6,164 million as of August 2006. The debt and related interest expense have been recorded in the accounts of Nielsen in connection with the push-down of the consideration paid by Valcon further discussed in Note 1 “Description of Business, Basis of Presentation and Significant Accounting Policies.” The bridge loan was settled in August 2006 with proceeds from the issuance of the Senior Notes, Senior Subordinated Discount Notes and borrowings under the senior secured credit facilities resulting in a loss on early extinguishment of debt of $60 million related to the write-off of unamortized deferred financing costs of the bridge loan.

Deferred financing costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the life of the related debt. Deferred financing costs are $112 million and $122 million at December 31, 2008 and 2007, respectively.

Related party lenders

A portion of the borrowings under the senior secured credit facility have been sold to certain of the Sponsors at terms consistent with third party borrowers. Amounts held by the sponsors were $445 million and $380 million as of December 31, 2008 and 2007, respectively. Interest expense associated with amounts held by the Sponsors approximated $22 million and $28 million during the years ended December 31, 2008 and 2007, respectively, and $15 million during the period May 24, 2006 to December 31, 2006.

Capital Lease Obligations

Nielsen leases certain computer equipment, buildings and automobiles under capital leases. These arrangements do not include terms of renewal, purchase options, or escalation clauses.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Assets under capital lease are recorded within property, plant and equipment See Note 6 “Property, Plant and Equipment.”

Future minimum capital lease payments under non-cancelable capital leases at December 31, 2008 are as follows:

(IN MILLIONS)
2009	$15
2010	15
2011	14
2012	14
2013	14
Thereafter	143

Total	215
Less: amount representing interest	94

Present value of minimum lease payments	$121

Current portion	$7
Total non-current portion	114

Present value of minimum lease payments	$121

Capital leases have effective interest rates ranging from 4% to 7%. Interest expense recorded related to capital leases during the years ended December 31, 2008 and 2007 and the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 was $10 million, $10 million, $5 million, and $4 million, respectively.

Subsequent Events

In January 2009 we issued $330 million in aggregated principal amount of 11.625 % Senior Notes due 2014 at an issue price of $297 million with cash proceeds of approximately $291 million net of estimated fees and expenses.

In March 2009 the Company purchased and cancelled approximately GBP 101 million of the total GBP 250 million outstanding 5.625% EMTN debenture notes. This transaction was pursuant to a cash tender offer, whereby the Company paid, and participating note holders received, a price of £940 per £1,000 in principal amount of the notes, plus accrued interest. In conjunction with the GBP note cancellation the Company satisfied, and paid in cash, a portion of the remarketing settlement value associated with the cancelled notes to the two holders of the remarketing option (see description of GBP EMTN debenture above). In addition, the Company unwound a portion of its existing GBP/Euro cross-currency swap, which was previously designated as a foreign currency cash flow hedge. The Company does not expect to record a material gain or loss in the first quarter of 2009 as a result of the combined elements of this transaction. The net cash paid for the combined elements of this transaction was approximately $200 million.

11. Shareholders’ Equity

Each share of common stock has the right to one vote and a dividend determined at the general meeting of shareholders. No dividends were declared or paid on the common stock in 2008, 2007 or 2006.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Common stock activity is as follows:

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006
(Actual number of shares)
Beginning of year or period	258,463,857	258,463,857	258,443,857	257,073,932
Common share dividend	—	—	—	—
Conversion priority shares into common shares	—	—	20,000	—
Exercise of management and personnel options	—	—	—	1,369,925

End of year or period	258,463,857	258,463,857	258,463,857	258,443,857

In the event of an issuance of common stock, each holder of common stock has the first opportunity to purchase newly issued Nielsen common stock proportionate to the percentage of shares already held by the respective holder (“pre-emptive right”). However, such holder does not have any pre-emptive right to (i) stock issued against contribution other than in cash, and (ii) common stock issued to employees of Nielsen or of a group company of Nielsen.

Each share of 7% preferred stock had the right to 40 votes, non-cumulative dividend of €0.64 per share and a liquidation preference equal to the original issuance price of the 7% preferred stock, any capital contributions of the shareholder and any unpaid dividends, increased annually by 7% through the date of dissolution. No dividend was declared or paid on the 7% preferred stock in 2008, 2007 or 2006.

The issued and outstanding common shares and 7% preferred shares of Nielsen were listed on the stock exchange of NYSE Euronext until delisting as of July 11, 2006 (see Note 1 “Description of Business, Basis of Presentation and Significant Accounting Policies”).

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

12. Share-Based Compensation

Successor

In connection with the Valcon Acquisition, Valcon Acquisition Holding B.V. (“Dutch HoldCo”), a private company with limited liability incorporated under the laws of the Netherlands and the direct parent of Valcon, implemented an equity-based, management compensation plan (“Equity Participation Plan” or “EPP”) to align

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

compensation for certain key executives with the performance of the Company. Under this plan, certain executives of Dutch HoldCo and its subsidiaries may be granted stock options, stock appreciation rights, restricted stock and dividend equivalent rights in the shares of Dutch HoldCo or purchase shares of Dutch HoldCo.

Dutch HoldCo granted 1,379,097, 8,130,350 and 3,500,000 time-based and 1,379,097, 8,130,350 and 3,500,000 performance-based stock options to purchase shares in the capital of Dutch HoldCo during the years ended December 31, 2008 and 2007, and the period from May 24, 2006 to December 31, 2006, respectively. As of December 31, 2008, the total number of shares authorized for award of options or other equity-based awards was 35,030,000. The 2008 time-based awards become exercisable over a four-year vesting period subject to the executives’ continuing employment as follows: 25% on December 31, 2008 and 25% on the last day of each of the next three calendar years. The 2007 and 2006 time-based awards become exercisable over a five-year vesting period subject to the executives’ continuing employment as follows: 5% upon grant date, 19% on December 31, 2007 and 19% on the last day of each of the next four calendar years for the 2007 options and 5% as of December 31, 2006 and 19% on the last day of each of the next five calendar years for the 2006 options. The 2008 performance options are subject to the executives’ continued employment and become vested and exercisable based on the achievement of certain annual EBITDA targets over a four-year vesting period. The 2007 and 2006 performance options are subject to the executives’ continuing employment over a five-year vesting period. If the annual EBITDA targets are achieved on a cumulative basis for any current year and prior years, the options become vested as to a pro-rata portion for any prior years installments which were not vested because of failure to achieve the applicable annual EBITDA target. Both option tranches expire ten years from date of grant. Upon a change in control, any then-unvested time options will fully vest and any then-unvested performance options can vest, subject to certain conditions.

For Nielsen’s successor share option plan, the activity is summarized below:

	Number Of Options (Time Based and Performance Based)	Weighted-Average Exercise Price
Successor
Outstanding at May 24, 2006	—	—
Granted	7,000,000	11.43
Expired	—	—
Canceled	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2006	7,000,000	11.43
Granted	16,260,700	11.41
Replacement Awards	1,615,225	3.28
Expired	—	—
Canceled	—	—
Forfeited	(536,685)	(11.33)
Exercised	—	—

Outstanding at December 31, 2007	24,339,240	10.88
Granted	2,758,194	12.24
Replacement Awards	382,216	2.75
Expired	—	—
Canceled	—	—
Forfeited	(1,080,535)	(11.58)
Exercised	(309,262)	(6.53)

Outstanding at December 31, 2008	26,089,853	10.93

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The following table summarizes information about the nonvested shares as of December 31, 2008.

	Number Of Nonvested Options (Time Based and Performance Based)	Weighted-Average Exercise Price
Successor
Nonvested at May 24, 2006	—	—
Granted	7,000,000	11.43
Vested	(350,000)	(11.43)
Forfeited	—	—

Nonvested at December 31, 2006	6,650,000	11.43
Granted	16,260,700	11.41
Replacement Awards	1,615,225	3.28
Vested	(6,417,196)	(9.68)
Forfeited	(536,685)	(11.33)

Nonvested at December 31, 2007	17,572,044	11.30
Granted	2,758,194	12.24
Replacement Awards	382,216	2.75
Vested	(2,712,821)	(10.58)
Forfeited	(1,080,535)	(11.58)

Nonvested at December 31, 2008	16,919,098	11.36

The replacement awards are time based awards and relate to the acquisitions of IAG in 2008 and Nielsen BuzzMetrics and Telephia in 2007. See the “Nielsen Buzz Metrics” note below.

On May 15, 2008, Nielsen completed the acquisition of Nielsen IAG and concurrently provided 382,216 replacement awards under Nielsen’s existing Equity Participation Plan. The replacement awards granted on May 15, 2008 have exercise prices of $2.75 and a weighted average fair value of $8.25. All replacement options are vested under the identical terms applicable to Nielsen IAG options for which they were exchanged and the fair values of such awards which were vested were allocated as part of the preliminary purchase price allocation.

On August 9, 2007, Nielsen completed the acquisition of Telephia and concurrently provided 750,276 replacement options under Nielsen’s existing Equity Participation Plan. The replacement awards granted on August 9, 2007 have exercise prices ranging from $1.30 to $2.50 and a weighted average fair value of $8.07. All replacement options were fully vested and the fair values at grant date of such awards were allocated as part of the purchase price allocation.

The Black-Scholes option-pricing model was used to evaluate the fair value of the replacement awards with the assumptions consistent with the options granted under the Company’s Equity Participation Plan.

Time-based and performance-based options, excluding the replacement awards, have exercise prices of $11.00 and $22.00 per share for the year ended December 31, 2008 and exercise prices of $10.00 and $20.00 per share for the year ended December 31, 2007 and the period from May 24, 2006 to December 31, 2006. As of December 31, 2008, 2007 and 2006, the fair values of the time-based and performance-based awards were estimated using the Black-Scholes option pricing model. Expected volatility is based primarily on a combination of the estimates of implied volatility of the Company’s peer-group and the Company’s historical volatility adjusted for its leverage.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The following weighted average assumption ranges were used during 2008, 2007 and 2006:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from May 24, 2006 to December 31, 2006
Expected life (years)	2.93 - 3.02	3.42 - 4.31	5.0
Risk-free interest rate	2.77%	3.17 - 4.77%	4.63%
Expected dividend yield	0%	0%	0%
Expected volatility	39.0%	46.50 - 56.10%	56.10%
Weighted average volatility	39.0%	55.03%	56.10%

The weighted average grant date fair values for the time-based and performance-based options granted during the year ended December 31, 2008 are $4.16 and $1.09 respectively.

The Company recorded the Dutch Holdco stock compensation expense on a push down basis of $18 million, $41 million and $6 million for the years ended December 31, 2008 and December 31, 2007, and for the period from May 24, 2006 to December 31, 2006, respectively. The expense in 2008 included the reversal of $4 million recorded in prior years for performance options that did not vest as the Company did not meet its performance targets. The tax benefit related to the stock compensation expense was $6 million, $16 million and $2 million, for the respective periods.

At December 31, 2008, there was approximately $32 million of unearned share-based compensation which the Company expects to record as share-based compensation expense over the next three years. The compensation expense related to the time-based awards is amortized over the term of the award using the graded vesting method. At December 31, 2008, 2,388,145 of the performance-based options had not vested. The compensation expense related to the performance-based awards scheduled to vest in 2009 through 2011 was recorded on a graded vesting method as of December 31, 2008, December 31, 2007 and December 31, 2006 since the Company believes that the achievement of the financial performance goals is probable.

The weighted-average exercise price of the 26,089,853 options outstanding and 9,319,625 options exercisable was $10.93 and $10.13 as of December 31, 2008. The weighted-average remaining contractual term for the options outstanding and exercisable as of December 31, 2008 was 9.0 years and 8.5 years, respectively.

As of December 31, 2008, December 31, 2007 and December 31, 2006, the weighted-average grant date fair value of the options granted was $3.66, $4.78, and $4.88, respectively, and the aggregate fair value of options vested was $13 million, $34 million and $2 million, respectively.

There were 309,262 options exercised for the year ended December 31, 2008. The intrinsic value of the options exercised was $1 million.

The aggregate intrinsic value of options outstanding and exercisable was $19 million.

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

The estimated grant date fair value of these units was $10.00. The compensation expense associated with these awards is recognized based on a graded vesting schedule. The Company recognized share based compensation expense of $0.2 million and $0.6 million in connection with these restricted units for the years

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

ended December 31, 2008 and December 31, 2007. As of December 31, 2008, the total unrecognized compensation cost related to nonvested RSUs was $0.2 million. This cost is expected to be recognized over a weighted average period of 2 years. The total fair value of the 20,000 units vested during 2008 was $0.2 million.

Predecessor

Nielsen, concurrent with the consummation of the Valcon Acquisition, cancelled all vested and unvested stock options and RSUs, and paid each holder cash equal to the excess of the offer price of €29.50 over the exercise price, and paid €29.50 for each RSU outstanding, paying a total of $91 million for settlement of all outstanding share based awards and accelerating the recognition expense related to the unvested portion of all awards. Nielsen recognized $20 million of compensation expense related to all outstanding vested and unvested awards under Nielsen share-based compensation plans, of which $2 million related to Nielsen subsidiary plans, during the period from January 1, 2006 to May 24, 2006. Nielsen issued 1,369,925 shares of common stock upon the exercise of share-based compensation awards during the period from January 1, 2006 to May 23, 2006.

For Nielsen’s predecessor share option plans, the activity is summarized below:

	Number of Options	Weighted-Average Exercise Price
Predecessor
Outstanding at January 1, 2006	16,163,037	27.57
Granted	—	—
Exercised	(1,369,925)	23.78
Expired	(1,673,350)	39.08
Forfeited	(14,722)	27.36
Canceled	(3,061,600)	37.18
Paid at Valcon Acquisition	(10,043,440)	23.18

Outstanding at May 23, 2006	—	—

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

Nielsen recorded share-based payment expense for Nielsen//NetRatings’ compensation arrangements of $6 million for the year ended December 31, 2007, $3 million for the period from May 24, 2006 to December 31, 2006 and $2 million for the period from January 1, 2006 to May 23, 2006.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Information with respect to Nielsen//NetRatings’ plan activity is summarized as follows:

	Available for Grant	Restricted Stock Outstanding		Stock Options Outstanding
		Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price
Predecessor
Outstanding at January 1, 2006	599,000	485,000	14.96	3,110,000	10.64
Granted	(478,000)	478,000	12.63	—	—
Exercised/released	—	(143,000)	14.96	(298,000)	9.05
Restricted stock withheld for taxes(1)	30,000	—	—	—	—
Canceled	250,000	(57,000)	14.84	(193,000)	12.59

Outstanding at May 23, 2006	401,000	763,000	13.51	2,619,000	10.67

Successor
Granted	(70,000)	70,000	15.95	—	—
Exercised/released	—	(23,000)	14.39	(346,000)	9.68
Restricted stock withheld for taxes(1)	4,000	—	—	—	—
Canceled	84,000	(36,000)	12.02	(48,000)	13.93

Outstanding at December 31, 2006	419,000	774,000	13.77	2,225,000	10.76

Granted	(4,000)	4,000	20.10	—	—
Exercised/released	390,000	(270,000)	14.22	(120,000)	8.44
Restricted stock withheld for taxes(1)	56,000	—	—	—	—
Canceled	20,000	(17,000)	13.42	(3,000)	9.66
Settled	(881,000)	(491,000)	13.56	(2,102,000)	10.89

Outstanding at December 31, 2007	—	—	—	—	—

(1)	Upon the release of certain shares of restricted stock, the Company withheld shares to satisfy certain tax obligations of the holder based on the market value of the shares on the date the shares of restricted stock were released.

During the year ended December 31, 2007 and the period from May 24, 2006 to December 31, 2006 and from January 1, 2006 to May 23, 2006 the aggregate intrinsic value for options exercised was $1 million, $2 million, and $1 million, respectively.

Cash received from option exercises for the year ended December 31, 2007 and for the periods May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 was $1 million, $3 million, and $3 million, respectively.

The tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $0 million, $0.1 million, and $0.1 million for the year ended December 31, 2007, for the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006, respectively.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

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

13. Income Taxes

The components of (loss)/income from continuing operations before income taxes, minority interests and equity in net (loss)/income of affiliates, were:

	Successor			Predecessor
(IN MILLIONS)	Year ended December 31, 2008	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006
(Loss)/income from continuing operations before income taxes and minority interests	$(517)	$(264)	$(384)	$25
Less: Equity in net (loss)/income of affiliates	(7)	2	6	6

(Loss)/income from continuing operations before income taxes, equity in net (loss)/income of affiliates and minority interests	$(510)	$(266)	$(390)	$19

Dutch	$41	$67	$(72)	$(84)
Non-Dutch	(551)	(333)	(318)	103

Total	$(510)	$(266)	$(390)	$19

The above amounts for Dutch and non-Dutch activities were determined based on the location of the taxing authorities.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The provision/(benefit) for income taxes attributable to (loss)/income from continuing operations before income taxes, equity in net (loss)/income of affiliates and minority interests consisted of:

	Successor			Predecessor
(IN MILLIONS)	Year ended December 31, 2008	Year ended December 31, 2007	May 24 - December 31 2006	January 1 - May 23 2006
Current:
Dutch	$—	$(40)	$20	$(8)
Non-Dutch	130	106	68	14

	130	66	88	6

Deferred:
Dutch	16	61	(3)	1
Non-Dutch	(142)	(109)	(190)	32

	(126)	(48)	(193)	33

Total	$4	$18	$(105)	$39

The Company’s provision/(benefit) for income taxes for the years ended December 31, 2008 and December 31, 2007 and for the periods May 24 to December 31, 2006 and January 1 to May 23, 2006 was different from the amount computed by applying the statutory Dutch federal income tax rates to (loss)/income from continuing operations before income taxes, minority interests and equity in net (loss)/income of affiliates as a result of the following:

	Earnings Before Income Taxes
	Successor			Predecessor
(IN MILLIONS)	Year ended December 31, 2008	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006
(Loss)/income from continuing operations before income taxes, equity in net (loss)/income of affiliates and minority interests	$(510)	$(266)	$(390)	$19

Dutch statutory tax rate	25.5%	25.5%	29.6%	29.6%

(Benefit)/provision for income taxes at the Dutch statutory rate	$(130)	$(68)	$(115)	$6
Goodwill Impairment	83	—	—	—
Basis difference in sale of subsidiary	6	—	—	—
Effect of subpart F income	—	—	17	—
Tax impact on distributions from foreign subsidiaries	13	74	—	—
Effect of operations in non-Dutch jurisdictions, including foreign tax credits	(31)	(29)	(34)	5
U.S. state and local taxation	11	3	(9)	7
Effect of Dutch inter-company finance activities	—	—	(22)	16
Change of estimates for contingent tax matters	37	36	26	(3)
Change of estimates for other tax positions	—	—	—	(6)
Change for valuation allowances	4	17	—	13
Non-deductible interest expense	—	(26)	28	—
Other, net	11	11	4	1

Total provision/(benefit) for income taxes	$4	$18	$(105)	$39

Effective tax rate	(0.8)%	(6.8)%	26.9%	205.3%

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The components of current and non-current deferred income tax assets/(liabilities) were:

(IN MILLIONS)	December 31, 2008	December 31, 2007
Deferred tax assets (on balance):
Net operating loss carryforwards	$580	$485
Interest expense limitation	15	—
Deferred compensation	41	31
Financial instruments	174	114
Employee benefits	25	48
Tax credit carryforwards	36	10
Share-based payments	18	—
Accrued expenses	55	—
Other assets	45	73

	989	761
Valuation allowances	(232)	(199)

Deferred tax assets, net of valuation allowances	757	562

Deferred tax liabilities (on balance):
Intangible assets	(1,875)	(1,948)
Interest expense limitation	—	(2)
Fixed asset depreciation	(19)	(13)
Deferred revenues / costs	(60)	(56)
Computer software	(94)	(80)

	(2,048)	(2,099)

Net deferred tax liability	$(1,291)	$(1,537)

Recognized as:
Deferred income taxes, current	$(17)	$(56)
Deferred income taxes, non-current	(1,274)	(1,481)

Total	$(1,291)	$(1,537)

At December 31, 2008 and 2007, the Company had net operating loss carryforwards of approximately $1,670 million and $1,349 million, respectively, which will begin to expire in 2010, of which approximately $1,085 million relates to the U.S. In addition, the Company had tax credit carryforwards of approximately $36 million and $10 million at December 31, 2008 and 2007, respectively, which will begin to expire in 2011. In certain jurisdictions, the Company has operating losses and other tax attributes that, due to the uncertainty of achieving sufficient profits to utilize these operating loss carryforwards and tax credit carryforwards, the Company currently believes it is more likely than not that a portion of these losses will not be realized. Therefore, the Company has recorded a valuation allowance of approximately $203 million and $176 million at December 31, 2008 and 2007, respectively, related to these net operating loss carryforwards and tax credit carryforwards. In addition, the Company has established valuation allowances of $29 million and $23 million, at December 31, 2008 and 2007, respectively, on deferred tax assets related to other temporary differences, which the Company currently believes will not be realized.

As a consequence of the significant restructuring of the ownership of the Nielsen non-U.S. subsidiaries in 2008 and 2007 the Company has determined that as of December 31, 2008 no income taxes are required to be provided for on the approximately $2.6 billion, which is the excess of the book value of its investment in non-US

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

subsidiaries over the corresponding tax basis. Certain of these differences can be eliminated at a future date without tax consequences and the remaining difference which is equal to the undistributed historic earnings of such subsidiaries are indefinitely reinvested. It is not practical to estimate the additional income taxes and applicable withholding that would be payable on the remittance of such undistributed historic earnings.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of $5 million in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of goodwill.

At December 31, 2008 and December 31, 2007, the Company had gross unrecognized tax benefits of $187 million and $195 million, respectively. The Company has also accrued interest and penalties associated with these unrecognized tax benefits as of December 31, 2008 and December 31, 2007 of $22 million, and $23 million, respectively. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of Benefit (provision) for income taxes in the Consolidated Statement of Operations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(IN MILLIONS)	December 31, 2008	December 31, 2007
Balance as of the beginning of period	$195	$112
Additions for current year tax positions	36	73
Additions for tax positions of prior years	18	23
Reductions for lapses of statute of limitations	(56)	(21)
Cumulative Translation of Non-US denominated positions	(6)	8

Balance as of the end of the period	$187	$195

Consistent with FIN 48, these gross contingency additions do not take into account offsetting tax benefits associated with the correlative effects of potential adjustments. The FIN 48 gross balance also includes cumulative translation adjustments associated with non-US dollar denominated tax exposures.

If the balance of the company’s uncertain tax positions is sustained by the taxing authorities in the Company’s favor, the reversal of the entire balance would reduce the company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to US Federal income tax examinations for 2003 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2006.

The Internal Revenue Service (IRS) commenced examinations of certain of the Company’s U.S. Federal income tax returns for 2004 in the third quarter of 2006. The IRS also commenced examinations of certain of the Company’s U.S. Federal income tax returns for 2005 and 2006 in the first quarter of 2009. The Company is also under Canadian audit for the years 2002 – 2006. With the exception of the 2005 and 2006 U.S. Federal examinations, it is anticipated that all examinations will be completed within the next twelve months. To date, the company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

It is reasonably possible that a reduction in a range of $18 million to $58 million of unrecognized tax benefits may occur during 2009 as a result of projected resolutions of worldwide tax disputes.

14. Investments in Affiliates and Related Party Transactions

As of December 31, 2008 and 2007, Nielsen had investments in affiliates of $117 million and $258 million, respectively. Nielsen’s only significant investment, and its percentage of ownership as of December 31, 2008, was its 51% non-controlling ownership interest in Scarborough Research (“Scarborough”).

As discussed in Note 3 “Business Acquisitions,” on December 19, 2008 Nielsen completed the purchase of the remaining 50% interest in AGB Nielsen Media Research (“AGBNMR”), a leading international television audience media measurement business, from WPP in exchange for certain assets valued at $72 million. Net cash acquired in this transaction was $23 million.

On October 30, 2007, Nielsen completed the sale of its 50% interest in VNU Exhibitions Europe B.V. to Jaarbeurs (Holding) B.V. for $51 million.

Related Party Transactions with Affiliates

Nielsen and Scarborough enter into various related party transactions in the ordinary course of business, including Nielsen’s providing certain general and administrative services to Scarborough. Nielsen pays royalties to Scarborough for the right to include Scarborough data in Nielsen products sold directly to Nielsen customers. Additionally, Nielsen sells various Scarborough products directly to its clients, for which it receives a commission from Scarborough. As a result of these transactions Nielsen received net payments from Scarborough of $9 million, $15 million, $12 million and $9 million for the years ended December 31, 2008 and 2007 and the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006, respectively. Obligations between Nielsen and Scarborough are settled in cash, on a monthly basis in the ordinary course of business and amounts outstanding were not material at December 31, 2008 or 2007.

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

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

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

For the years ended December 31, 2008 and 2007 and the period from May 24, 2006 to December 31, 2006, the Company recorded $11 million, $11 million and $7 million, respectively in selling, general and administrative expenses related to these management fees, sponsor travel and consulting.

Short-term debt at December 31, 2007 included a $54 million loan payable to Valcon Acquisition Holding B.V., the direct parent of Valcon. In addition, short-term debt at December 31, 2007 included a $24 million loan payable to Valcon Acquisition B.V., respectively. Long-term debt at December 31, 2007 included a $52 million loan payable to Valcon Acquisition B.V. During the second quarter of 2008, Nielsen repaid all previously outstanding loans with both Valcon Acquisition Holding B.V. and Valcon Acquisition B.V. A portion of the repayments was used by Valcon to acquire the remaining outstanding Nielsen common shares through a statutory squeeze-out procedure, pursuant to Dutch legal and regulatory requirements. At December 31, 2008, short-term debt included $2 million payable to Valcon Acquisition Holding B.V. Nielsen recorded $2 million and $4 million in interest expense from loans with these related parties for years ended December 31, 2008 and December 31, 2007, respectively.

15. Commitments and Contingencies

Leases and Other Contractual Arrangements

On February 19, 2008, Nielsen amended and restated its Master Services Agreement dated June 16, 2004 (“MSA”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly “TCS”). The term of the amended and restated MSA is for ten years, effective October 1, 2007; with a one year renewal option granted to Nielsen, during which ten year period (or if Nielsen exercises its renewal option, eleven year period) Nielsen has committed to purchase at least $1 billion in services from TCS. Unless mutually agreed, the payment rates for services under the amended and restated MSA are not subject to adjustment due to inflation or changes in foreign currency exchange rates. TCS will provide Nielsen with Information Technology, Applications Development and Maintenance and Business Process Outsourcing services globally. The amount of the purchase commitment may be reduced upon the occurrence of certain events, some of which also provide us with the right to terminate the agreement.

In addition, in 2008, Nielsen entered into an agreement with TCS to outsource our global IT Infrastructure services. The agreement has an initial term of seven years, and provides for TCS to manage Nielsen’s infrastructure costs at an agreed upon level and to provide Nielsen’s infrastructure services globally for an annual service charge of $39 million per year, which applies towards the satisfaction of Nielsen’s aforementioned purchased services commitment with TCS of at least $1 billion over the term of the amended and restated MSA. The agreement is subject to earlier termination under certain limited conditions.

Nielsen has also entered into operating leases and other contractual obligations to secure real estate facilities, agreements to purchase data processing services and leases of computers and other equipment used in the ordinary course of business and various outsourcing contracts. These agreements are not unilaterally cancelable by Nielsen, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2008, the Company is unable to make reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Therefore, $209 million of unrecognized tax benefits (which includes interest of $22 million) have been excluded from the contractual obligations table below, except for $4 million that may become payable during 2009. See Note 13, “Income Taxes” for further discussion.

The amounts presented below represent the minimum annual payments under Nielsen’s purchase obligations that have initial or remaining non-cancelable terms in excess of one year. These purchase obligations include data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing.

	For the Years Ending December 31,
(IN MILLIONS)	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases	$114	$98	$77	$61	$46	$121	$517
Other contractual obligations	251	163	136	124	120	336	1,130

Total	$365	$261	$213	$185	$166	$457	$1,647

Total expenses incurred under operating leases were $108 million, $120 million, $81 million and $51 million for the years ended December 31, 2008 and 2007 and the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006, respectively. Nielsen recognized rental income received under subleases of $10 million, $8 million, $8 million and $5 million for the years ended December 31, 2008 and 2007 and the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006, respectively. At December 31, 2008, Nielsen had aggregate future proceeds to be received under non-cancelable subleases of $80 million.

Nielsen also has minimum commitments under non-cancelable capital leases. See Note 10 “Long-term Debt and Other Financing Arrangements” for further discussion.

Guarantees and Other Contingent Commitments

At December 31, 2008, Nielsen was committed under the following significant guarantee arrangements:

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

Letters of credit

Letters of credit issued and outstanding amount to $5 million at December 31, 2008.

Indemnification agreements

In connection with the sale of Directories in 2004, Nielsen is subject to certain contingent liabilities relating to periods prior to the sale, pursuant to an indemnity agreement with the acquirer. As of December 31, 2008, Nielsen had accrued approximately $11 million relating to this indemnity agreement.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

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

In connection with the acquisition of NMR, Nielsen recorded in 1999, a liability for NMR’s aggregate liability for payments related to the D&B Legacy Tax Matters. During the year ended December 31, 2008, Nielsen paid $6 million to settle its portion of one of the outstanding tax matters previously in arbitration, including $1 million in interest. As of December 31, 2008, Nielsen has $11 million of remaining accruals, which are considered to be adequate to cover any liabilities associated with the remaining matters.

Other Legal Proceedings and Contingencies

Nielsen is subject to litigation and other claims in the ordinary course of business.

16. Segments

Nielsen classifies its business interests into three reportable segments: Consumer Services, consisting principally of market research and analysis and marketing and analytical consulting services; Media, consisting principally of television ratings, television, radio and internet audience and advertising measurement and research and analysis in various facets of the entertainment and media sectors, and Business Media, consisting principally of business publications, both in print and online, trade shows, events and conferences and information databases and websites. Corporate consists principally of unallocated, corporate items and intersegment eliminations.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Information with respect to the operations of each of Nielsen’s business segments is set forth below based on the nature of the products and services offered and geographic areas of operations.

Business Segment Information

	Successor			Predecessor
(IN MILLIONS)	Year ended December 31, 2008	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006
Revenues
Consumer Services(1)	$2,838	$2,650	$1,425	$871
Media	1,737	1,570	859	541
Business Media	440	490	266	216
Corporate and eliminations	(3)	(3)	(2)	(2)

Total	$5,012	$4,707	$2,548	$1,626

(1)	Includes Retail Measurement revenues of $1,920 million, $1,787 million, $1,004 million and $604 million for the years ended December 31, 2008 and 2007 and the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 respectively.

	Successor			Predecessor
(IN MILLIONS)	Year ended December 31, 2008	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006
Depreciation and amortization
Consumer Services	$188	$169	$116	$60
Media	266	227	107	48
Business Media	42	48	25	12
Corporate and eliminations	8	13	9	6

Total	$504	$457	$257	$126

	Successor			Predecessor
(IN MILLIONS)	Year ended December 31, 2008	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006
Restructuring cost
Consumer Services	$75	$80	$43	$1
Media	13	14	—	—
Business Media	3	6	6	—
Corporate and eliminations	29	37	19	6

Total	$120	$137	$68	$7

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

(IN MILLIONS)	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006
Share-Based Compensation
Consumer Services	$4	$7	$2	$7
Media	7	24	9	7
Business Media	1	3	—	2
Corporate and eliminations	6	18	3	4

Total	$18	$52	$14	$20

(IN MILLIONS)	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006
Operating income
Consumer Services	$259	$227	$59	$25
Media	224	232	132	98
Business Media	(251)	82	26	51
Corporate and eliminations	(114)	(125)	(108)	(117)

Total	$118	$416	$109	$57

(IN MILLIONS)	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006
Interest income
Consumer Services	$8	$11	$5	$4
Media	2	7	5	2
Business Media	1	—	—	—
Corporate	6	12	1	2

Total	$17	$30	$11	$8

(IN MILLIONS)	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006
Interest expense
Consumer Services	$3	$4	$7	$1
Media	9	10	8	8
Business Media	—	—	—	—
Corporate	627	634	357	39

Total	$639	$648	$372	$48

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

(IN MILLIONS)	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006
Equity in net (loss)/income of affiliates
Consumer Services	$1	$1	$—	$—
Media	(8)	(2)	6	2
Business Media	—	4	—	4
Corporate	—	(1)	—	—

Total	$(7)	$2	$6	$6

(IN MILLIONS)	December 31, 2008	December 31, 2007
Total assets
Consumer Services	$5,912	$6,557
Media	7,758	7,688
Business Media	1,199	1,606
Corporate(1)	489	403

Total	$15,358	$16,254

(1)	Includes cash of $158 million and $34 million and deferred bank fees of $112 million and $122 million as of December 31, 2008 and 2007, respectively.

(IN MILLIONS)	December 31, 2008	December 31, 2007
Total liabilities
Consumer Services	$1,913	$1,976
Media	1,533	1,561
Business Media	255	321
Corporate(1)	8,766	8,435

Total	$12,467	$12,293

(1)	Includes debt of $8,357 million and $8,085 million as of December 31, 2008 and 2007, respectively.

(IN MILLIONS)	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	May 24 - December 31, 2006	January 1 - May 23, 2006
Capital expenditures
Consumer Services	$175	$120	$78	$31
Media	165	122	79	33
Business Media	16	12	4	2
Corporate and other	14	12	6	3

Total	$370	$266	$167	$69

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Geographic Segment Information

Successor

(IN MILLIONS)	Revenues(1)	Operating Income/ (Loss)	Long- lived Assets(2)
2008
United States(3)	$2,675	$(182)	$9,601
North and South America, excluding the United States	497	121	1,435
The Netherlands	46	8	6
Other Europe, Middle East & Africa	1,308	125	1,385
Asia Pacific	486	46	431

Total	$5,012	$118	$12,858

(IN MILLIONS)	Revenues(1)	Operating Income/ (Loss)	Long- lived Assets(2)
2007
United States	$2,638	$197	$9,953
North and South America, excluding the United States	440	89	1,831
The Netherlands	35	(10)	7
Other Europe, Middle East & Africa	1,158	98	1,380
Asia Pacific	436	42	517

Total	$4,707	$416	$13,688

(IN MILLIONS)	Revenues(1)	Operating Income/(Loss)
May 24, 2006 through December 31, 2006
United States	$1,468	$11
North and South America, excluding the United States	237	43
The Netherlands	22	33
Other Europe, Middle East & Africa	580	(13)
Asia Pacific	241	35

Total	$2,548	$109

Predecessor

(IN MILLIONS)	Revenues(1)	Operating Income/(Loss)
January 1, 2006 through May 23, 2006
United States	$962	$105
North and South America, excluding the United States	145	31
The Netherlands	12	(97)
Other Europe, Middle East & Africa	364	11
Asia Pacific	143	7

Total	$1,626	$57

(1)	Revenues are attributed to geographic areas based on the location of customers.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

(2)	Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

(3)	Operating loss includes a goodwill impairment charge of $432 million.

17. Additional Financial Information

Accounts payable and other current liabilities

(IN MILLIONS)	December 31, 2008	December 31, 2007
Trade payables	$95	$124
Personnel costs	294	338
Current portion of restructuring liabilities	95	95
Outside services	81	103
Interest payable	96	99
Other current liabilities	358	376

Total accounts payable and other current liabilities	$1,019	$1,135

18. Quarterly Financial Data (unaudited)

(IN MILLIONS)	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenues	$1,214	$1,304	$1,260	$1,234
Operating income/(loss)(1)	115	169	124	(290)
(Loss)/income from continuing operations before income taxes, minority interests and equity in net (loss)/income of affiliates	(107)	28	52	(483)
Net (loss)/income	$(82)	$15	$42	$(477)

(IN MILLIONS)	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenues	$1,072	$1,169	$1,188	$1,278
Operating Income(2)	56	100	77	183
(Loss)/income from continuing operations before income taxes, minority interests and equity in net (loss)/income of affiliates	(89)	(75)	(108)	6
Net loss(3)	$(74)	$(61)	$(100)	$(45)

(1)	Includes restructuring charges of $7 million, $9 million, $46 million and $58 million for the first quarter, the second quarter, the third quarter and the fourth quarter of 2008, respectively. The fourth quarter of 2008 also includes a goodwill impairment charge of $432 million.

(2)	Includes restructuring charges of $19 million, $36 million, $79 million and $3 million for the first quarter, the second quarter, the third quarter and the fourth quarter of 2007, respectively.

(3)	The fourth quarter of 2007 includes a tax provision of $50 million, mainly due to the tax impact on distributions from foreign subsidiaries.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

19. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the consolidating balance sheet as of December 31, 2008 and 2007 and consolidating statements of operations and cash flows for the years ended December 31, 2008 and 2007 and for the periods from January 1, 2006 to May 23, 2006 and May 24, 2006 to December 31, 2006. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., Nielsen Business Media Holding Company, TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen Business Media Holding Company, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are the Company and the subsidiary issuers (Nielsen Finance LLC and Nielsen Finance Co.), both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors of the debt issued by Nielsen.

As discussed in Note 3 “Business Acquisitions,” the Company acquired the remaining Nielsen//NetRatings common shares on June 22, 2007. Subsequent to this acquisition, Nielsen//NetRatings United States based subsidiaries, became Guarantor subsidiaries during the year ended December 31, 2007. This change did not impact the Nielsen//NetRatings non-U.S. operations which will continue as Non-Guarantor subsidiaries. In the following Consolidated Balance Sheet, Consolidated Statement of Operations and the Consolidated Statement of Cash Flows, Nielsen//NetRatings U.S. based subsidiaries have been included in the Guarantor column as of December 31, 2008 and 2007 and for the years ended December 31, 2008 and 2007. Periods prior to 2007 have not been reclassified.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidated Balance Sheet (Successor)

December 31, 2008

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$162	$303	$—	$466
Trade and other receivables, net	—	—	427	531	—	958
Prepaid expenses and other current assets	2	17	74	96	—	189
Intercompany receivables	346	105	385	394	(1,230)	—

Total current assets	349	122	1,048	1,324	(1,230)	1,613

Non-current assets
Property, plant and equipment, net	—	—	378	225	—	603
Goodwill	—	—	5,284	1,901	—	7,185
Other intangible assets, net	—	—	3,888	1,182	—	5,070
Deferred tax assets	—	64	216	39	—	319
Other non-current assets	20	107	266	175	—	568
Equity investment in subsidiaries	2,881	—	3,760	—	(6,641)	—
Intercompany loans	632	6,929	985	1,564	(10,110)	—

Total assets	$3,882	$7,222	$15,825	$6,410	$(17,981)	$15,358

Liabilities, minority interests and shareholders’ equity:
Current liabilities
Accounts payable and other current liabilities	$17	$113	$327	$562	$—	$1,019
Deferred revenues	—	—	280	158	—	438
Income tax liabilities	4	—	92	42	—	138
Current portion of long-term debt, capital lease obligations and other short-term borrowings	—	45	359	17	—	421
Intercompany payables	—	170	805	255	(1,230)	—

Total current liabilities	21	328	1,863	1,034	(1,230)	2,016

Non-current liabilities
Long-term debt and capital lease obligations	957	7,002	97	17	—	8,073
Deferred tax liabilities	18	—	1,455	119	—	1,592
Intercompany loans	—	—	9,086	1,024	(10,110)	—
Other non-current liabilities	11	129	443	203	—	786

Total liabilities	1,007	7,459	12,944	2,397	(11,340)	12,467

Minority interests	—	—	—	16	—	16

Total shareholders’ equity	2,875	(237)	2,881	3,997	(6,641)	2,875

Total liabilities, minority interests and shareholders’ equity	$3,882	$7,222	$15,825	$6,410	$(17,981)	$15,358

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

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidated Statement of Operations (Successor)

For the year ended December 31, 2008

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,675	$2,347	$(10)	$5,012
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,116	1,077	(10)	2,183
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	877	778	—	1,655
Depreciation and amortization	—	—	388	116	—	504
Impairment of goodwill	—	—	432	—	—	432
Restructuring costs	—	—	43	77	—	120

Operating (loss)/income	—	—	(181)	299	—	118

Interest income	44	461	72	90	(650)	17
Interest expense	(78)	(535)	(602)	(74)	650	(639)
(Loss)/gain on derivative instruments	—	(20)	5	—	—	(15)
Foreign currency exchange transaction gains/(losses), net	—	48	(21)	(5)	—	22
Equity in net (loss)/income of subsidiaries	(453)	—	149	—	304	—
Other income/(expense), net	—	—	10	(23)	—	(13)

(Loss)/income from continuing operations before income taxes, minority interests and equity in net (loss)/income of affiliates	(487)	(46)	(568)	287	304	(510)
(Provision)/benefit for income taxes	(15)	13	102	(104)	—	(4)
Minority interests	—	—	—	—	—	—
Equity in net (loss)/income of affiliates	—	—	(9)	2	—	(7)

Loss from continuing operations	(502)	(33)	(475)	185	304	(521)
Income/(loss) from discontinued operations, net of tax	—	—	22	(3)	—	19

Net (loss)/income	$(502)	$(33)	$(453)	$182	$304	$(502)

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidated Statement of Operations (Successor)

For the year ended December 31, 2007

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,583	$2,140	$(16)	$4,707
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,126	1,002	(16)	2,112
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	844	740	—	1,585
Depreciation and amortization	—	—	340	117	—	457
Restructuring costs	—	—	70	67	—	137

Operating (loss)/income	(1)	—	203	214	—	416

Interest income	45	528	52	90	(685)	30
Interest expense	(77)	(546)	(662)	(48)	685	(648)
Gain on derivative instruments	—	34	6	—	—	40
Foreign currency exchange transaction (losses)/gains, net	(3)	(93)	(9)	—	—	(105)
Equity in net (loss)/income of subsidiaries	(221)	—	101	—	120	—
Other (expense)/income, net	(5)	(3)	16	(7)	—	1

(Loss)/income from continuing operations before income taxes, minority interests and equity in net (loss)/income of affiliates	(262)	(80)	(293)	249	120	(266)
(Provision)/benefit for income taxes	(18)	29	78	(107)	—	(18)
Minority interests	—	—	—	—	—	—
Equity in net (loss)/income of affiliates	—	—	(6)	8	—	2

Loss from continuing operations	(280)	(51)	(221)	150	120	(282)
Income from discontinued operations, net of tax	—	—	—	2	—	2

Net (loss)/income	$(280)	$(51)	$(221)	$152	$120	$(280)

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidated Statement of Operations (Successor)

For the period from May 24 to December 31, 2006

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,417	$1,142	$(11)	$2,548

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	634	579	(11)	1,202
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	23	—	511	378	—	912
Depreciation and amortization	—	—	184	73	—	257
Restructuring costs	—	—	31	37	—	68

Operating (loss)/income	(23)	—	57	75	—	109

Interest income	47	226	21	36	(319)	11
Interest expense	(131)	(230)	(306)	(24)	319	(372)
Gain on derivative instruments	—	—	5	—	—	5
Loss on early extinguishment of debt	(63)	—	(2)	—	—	(65)
Foreign currency exchange transaction losses, net	(1)	(36)	(32)	(2)	—	(71)
Equity in net (loss)/income of subsidiaries	(152)	—	(24)	—	176	—
Other (expense)/income, net	(4)	—	30	(33)	—	(7)

(Loss)/income from continuing operations before income taxes, minority interests and equity in net (loss)/income of affiliates	(327)	(40)	(251)	52	176	(390)
Benefit/(provision) for income taxes	31	16	93	(35)	—	105
Minority interests	—	—	—	—	—	—
Equity in net income of affiliates	—	—	6	—	—	6

(Loss)/income from continuing operations	(296)	(24)	(152)	17	176	(279)
Loss from discontinued operations, net of tax	—	—	—	(17)	—	(17)

Net (loss)/income	$(296)	$(24)	$(152)	$—	$176	$(296)

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidated Statement of Operations (Predecessor)

For the period January 1 to May 23, 2006

	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$932	$699	$(5)	$1,626

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	410	382	(5)	787
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	2	—	295	257	—	554
Depreciation and amortization	—	—	82	44	—	126
Transaction costs	82	—	13	—	—	95
Restructuring costs	—	—	7	—	—	7

Operating (loss)/income	(84)	—	125	16	—	57

Interest income	47	—	12	19	(70)	8
Interest expense	(49)	—	(55)	(14)	70	(48)
Loss on derivative instruments	—	—	(9)	—	—	(9)
Foreign currency exchange transaction gains/(losses), net	5	—	(8)	—	—	(3)
Equity in net income/(loss) of subsidiaries	64	—	—	—	(64)	—
Other (expense)/income, net	(5)	—	24	(5)	—	14

(Loss)/income from continuing operations before income taxes, minority interests and equity in net (loss)/income of affiliates	(22)	—	89	16	(64)	19
Benefit/(provision) for income taxes	8	—	(26)	(21)	—	(39)
Minority interests	—	—	—	—	—	—
Equity in net income of affiliates	—	—	1	5	—	6

(Loss)/income from continuing operations	(14)	—	64	—	(64)	(14)
Income/(loss) from discontinued operations, net of tax	—	—	—	—	—	—

Net (loss)/income	$(14)	$—	$64	$—	$(64)	$(14)

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidated Statement of Cash Flows (Successor)

For the year ended December 31, 2008

	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by operating activities	$35	$37	$27	$217	$316

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(258)	20	(238)
Proceeds/payments from sale of subsidiaries and affiliates, net	—	—	18	5	23
Additions to property, plant and equipment and other assets	—	—	(183)	(41)	(224)
Additions to intangible assets	—	—	(130)	(16)	(146)
Other investing activities	(2)	—	(8)	4	(6)

Net cash used in investing activities	(2)	—	(561)	(28)	(591)

Financing activities:
Net borrowings from revolving credit facility	—	—	285	—	285
Proceeds from issuances of debt	—	213	3	1	217
Repayments of debt	—	(45)	(139)	—	(184)
(Decrease)/increase in other short-term borrowings	(6)	—	11	(18)	(13)
Stock activity of subsidiaries, net	—	—	—	(2)	(2)
Valcon capital contribution	79	—	—	—	79
Activity under stock plans	—	—	(1)	—	(1)
Settlement of derivatives, intercompany and other financing activities	(105)	(205)	472	(173)	(11)

Net cash (used in)/provided by financing activities	(32)	(37)	631	(192)	370

Effect of exchange-rate changes on cash and cash equivalents	(1)	—	—	(27)	(28)

Net increase/(decrease) in cash and cash equivalents	—	—	97	(30)	67

Cash and cash equivalents at beginning of period	1	—	65	333	399

Cash and cash equivalents at end of period	$1	$—	$162	$303	$466

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidated Statement of Cash Flows (Successor)

For the year ended December 31, 2007

	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(8)	$35	$(73)	$286	$240

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(779)	(53)	(832)
Proceeds/payments from sale of subsidiaries and affiliates, net	—	—	—	440	440
Additions to property, plant and equipment and other assets	—	—	(99)	(55)	(154)
Additions to intangible assets	—	—	(96)	(16)	(112)
Purchases of marketable securities	—	—	(75)	—	(75)
Sales and maturities of marketable securities	—	—	210	—	210
Other investing activities	—	—	2	4	6

Net cash (used in)/provided by investing activities	—	—	(837)	320	(517)

Financing activities:
Net borrowings from revolving credit facility	—	—	10	—	10
Proceeds from issuances of debt	—	347	104	—	451
Repayments of debt	—	(372)	(5)	(1)	(378)
Increase/(decrease) in other short-term borrowings	5	—	(6)	(68)	(69)
Activity under stock plans	(6)	—	—	(4)	(10)
Intercompany and other financing activities	6	(10)	648	(648)	(4)

Net cash provided by/(used in) financing activities	5	(35)	751	(721)	—

Effect of exchange-rate changes on cash and cash equivalents	—	—	13	32	45

Net decrease in cash and cash equivalents	(3)	—	(146)	(83)	(232)

Cash and cash equivalents at beginning of period	4	—	211	416	631

Cash and cash equivalents at end of period	$1	$—	$65	$333	$399

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidated Statement of Cash Flows (Successor)

For the period from May 24 to December 31, 2006

	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by operating activities	$23	$12	$159	$238	$432

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(37)	(6)	(43)
Proceeds/payments from sale of subsidiaries and affiliates, net	—	—	91	—	91
Additions to property, plant and equipment and other assets	—	—	(75)	(35)	(110)
Additions to intangible assets	—	—	(38)	(19)	(57)
Purchases of marketable securities	—	—	—	(63)	(63)
Sales and maturities of marketable securities	—	—	—	59	59
Other investing activities	(10)	—	(10)	—	(20)

Net cash used in investing activities	(10)	—	(69)	(64)	(143)

Financing activities:
Payments to Valcon to settle certain borrowings for the Valcon Acquisition	(5,862)	—	—	—	(5,862)
Proceeds from issuances of debt, net of issuance cost	274	6,493	20	—	6,787
Repayments of debt	(1,381)	(13)	(155)	—	(1,549)
Increase in other short-term borrowings	—	—	17	17	34
Stock activity of subsidiaries, net	—	—	(2)	8	6
Repurchase of preference shares	(116)	—	—	—	(116)
Cash dividends paid to shareholders	(16)	—	—	—	(16)
Activity under stock plans	(86)	—	(5)	—	(91)
Settlement of derivatives, intercompany and other financing activities	7,151	(6,492)	(295)	(56)	308

Net cash used in financing activities	(36)	(12)	(420)	(31)	(499)

Effect of exchange-rate changes on cash and cash equivalents	—	—	6	2	8

Net (decrease)/increase in cash and cash equivalents	(23)	—	(324)	145	(202)

Cash and cash equivalents at beginning of period	27	—	535	271	833

Cash and cash equivalents at end of period	$4	$—	$211	$416	$631

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidated Statement of Cash Flows (Predecessor)

For the period January 1 to May 23, 2006

	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(81)	$—	$127	$33	$79

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(12)	(45)	(57)
Proceeds/payments from sale of subsidiaries and affiliates, net	—	—	—	(3)	(3)
Additions to property, plant and equipment and other assets	—	—	(29)	(16)	(45)
Additions to intangible assets	—	—	(19)	(5)	(24)
Purchases of marketable securities	—	—	—	(56)	(56)
Sales and maturities of marketable securities	—	—	—	71	71
Other investing activities	—	—	—	17	17

Net cash used in investing activities	—	—	(60)	(37)	(97)

Financing activities:
Repayments of debt	(466)	—	—	—	(466)
(Decrease)/increase in other short-term borrowings	—	—	(13)	7	(6)
Stock activity of subsidiaries, net	—	—	—	(9)	(9)
Activity under stock plans	40	—	—	—	40
Settlement of derivatives, intercompany and other financing activities	527	—	(202)	(113)	212

Net cash provided by/(used in) financing activities	101	—	(215)	(115)	(229)

Effect of exchange-rate changes on cash and cash equivalents	1	—	49	11	61

Net increase/(decrease) in cash and cash equivalents	21	—	(99)	(108)	(186)

Cash and cash equivalents at beginning of period	6	—	634	379	1,019

Cash and cash equivalents at end of period	$27	$—	$535	$271	$833

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Schedule II—Valuation and Qualifying Accounts

For the Years ended December 31, 2007, the Periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006 and the Year ended December 31, 2005

(IN MILLIONS)	Balance Beginning of Period	Charged to Operating Income	Acquisitions and Divestitures	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for accounts receivable and sales returns
Predecessor
For the period January 1, 2006 to May 23, 2006	36	7	—	(4)	1	40

Successor
For the period May 23, 2006 to December 31, 2006	40	2	(5)	(8)	—	29

For the year ended December 31, 2007	$29	$3	$(2)	$(3)	$—	$27

For the year ended December 31, 2008	$27	$11	$3	$(7)	$(1)	$33

(IN MILLIONS)	Balance Beginning of Period	Charged to Expense	Charged to Other Accounts	Acquisitions and Divestitures	Effect of Foreign Currency Translation	Balance at End of Period
Valuation allowance for deferred taxes
Predecessor
For the period January 1, 2006 to May 23, 2006	215	13	(28)	—	(1)	199

Successor
For the period May 23, 2006 to December 31, 2006	199	—	(10)	(10)	—	179

For the year ended December 31, 2007	$179	$17	$20	$(20)	$3	$199

For the year ended December 31, 2008	$199	$4	$26	$4	$(1)	$232

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

This annual report on Form 10-K does not include an attestation report of Nielsen’s registered public accounting firm regarding internal control over financial reporting. Nielsen’s internal controls over financial reporting were not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting

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

Management

The Executive Officers set forth below are responsible for achieving Nielsen’s goals, strategy, policies and results. The supervision of Nielsen’s management and the general course of its affairs and business operations is entrusted to the Supervisory Board, which currently consists of thirteen members. The officers and directors of Nielsen are as follows:

Name	Age	Position(s)
Executive Officers
David L. Calhoun	51	Chairman, Executive Board and Chief Executive Officer
Susan Whiting	52	Vice Chairperson
Mitchell Habib	48	Executive Vice President, Global Business Services
Brian J. West	39	Chief Financial Officer
Itzhak Fisher	53	Head of Global Product Leadership
David E. Berger	52	Senior Vice President and Corporate Controller
James W. Cuminale	56	Chief Legal Officer
Roberto Llamas	61	Chief Human Resources and Public Affairs Officer

Supervisory Board Members
James A. Attwood, Jr.	50	Director
Richard J. Bressler	51	Director
Simon E. Brown	38	Director
Michael S. Chae	40	Director
Dudley G. Eustace	73	Director
Patrick Healy	42	Director
Gerald S. Hobbs	67	Director
James M. Kilts	61	Director
Iain Leigh	52	Director
Eliot P.S. Merrill	38	Director
Alexander Navab	43	Director
James A. Quella	59	Director
Scott A. Schoen	50	Director

David L. Calhoun. Mr. Calhoun serves as Chairman of the Executive Board and Chief Executive Officer of Nielsen, a position he has held since September 2006. Prior to joining Nielsen, Mr. Calhoun was a Vice Chairman of the General Electric Company and President and CEO of GE Infrastructure, the largest of GE’s six business segments and comprised of Aviation, Energy, Oil & Gas, Transportation, and Water & Process Technologies, as well as GE’s Commercial Aviation Services and Energy Financial Services businesses. From 2003 until becoming a Vice Chairman of GE and President and CEO of GE Infrastructure in 2005, Mr. Calhoun served as President and CEO of GE Transportation, which is made up of GE’s Aircraft Engines and Rail businesses. Prior to joining Aircraft Engines in July 2000, Mr. Calhoun served as president and CEO of Employers Reinsurance Corporation from 1999 to 2000; president and CEO of GE Lighting from 1997 to 1999; and president and CEO of GE Transportation Systems from 1995 to 1997. From 1994 to 1995, he served as President of GE Plastics for the Pacific region. Mr. Calhoun joined GE upon graduation from Virginia Polytechnic Institute in 1979. Mr. Calhoun is currently a member of the Board of Directors and Audit Committee of Medtronics, Inc.

Susan Whiting. Ms. Whiting serves as Vice Chairperson of Nielsen, a position she has held since November 2008. Ms. Whiting joined Nielsen Media Research in 1978 as part of its management training program. She served in numerous positions with Nielsen Media Research including President, Chief Operating Officer, CEO and Chairman. She was named Executive Vice President of The Nielsen Company in January 2007 with marketing and product leadership responsibilities for all Nielsen business units. Ms. Whiting serves on the Board of Directors of Wilmington Trust Corporation, the Ad Council, Denison University, the YMCA of Greater New York, the Center for Communications and the Notebaert Nature Museum. She graduated from Denison University with a Bachelor of Arts degree (cum laude) in Economics.

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

Itzhak Fisher. Mr. Fisher serves as the Head of Nielsen’s Global Product Leadership organization and has overall responsibility for Nielsen’s Online, Telecom, IAG, Claritas and Entertainment businesses as well as Global Measurement Science, positions he has held since November 2008. Prior to this role, Mr. Fisher served as Executive Chairman of Nielsen Online. Prior to joining Nielsen in 2007, Mr. Fisher was an entrepreneur in high-technology businesses. He was co-founder and chairman of Trendum, a leader in Internet search and linguistic analysis technologies and oversaw Trendum’s acquisitions of BuzzMetrics, a market leader in online word-of-mouth research, and Intelliseek. He served as chairman of the combined entity, Nielsen BuzzMetrics. Mr. Fisher holds a Bachelor of Science degree in computer science from the New York Institute of Technology and pursued advanced studies in computer science at New York University.

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

Roberto Llamas. Mr. Llamas serves as Chief Human Resources and Public Affairs Officer of Nielsen, a position he has held since June, 2007. In this role he is responsible for all aspects of human resources worldwide and Nielsen’s public affairs. Prior to joining Nielsen, Mr. Llamas was the Chief Administrative Officer for The Cleveland Clinic and prior to that position he maintained a consulting business and was a Managing Partner and the Chief Human Resources Officer at Lehman Brothers. Mr. Llamas holds a Bachelor of Science degree in Marketing Management from California Polytechnic State University and a Masters of Science in Organizational Development from Pepperdine University.

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

Richard J. Bressler. Mr. Bressler has been a member of Nielsen’s Supervisory Board since July 28, 2006. Mr. Bressler joined Thomas H. Lee Partners as a Managing Director in 2006. From May 2001 through 2005, Mr. Bressler was Senior Executive Vice President and Chief Financial Officer of Viacom Inc. Before joining Viacom, Mr, Bressler was Executive Vice President of AOL Time Warner Inc. and Chief Executive Officer of AOL Time Warner Investments. Prior to that, Mr. Bressler served in various capacities with Time Warner Inc., including as Chairman and Chief Executive Officer of Time Warner Digital Media and Executive Vice President and Chief Financial Officer of Time Warner Inc. Prior to joining Time Inc., Mr. Bressler was a partner with Ernst & Young. Mr. Bressler serves on the boards of Warner Music Group Corp. and Gartner, Inc. and on the Board of Observers for Univision Communications, Inc. In addition, he serves as Chairman for the Center for Communication Board and serves on the J.P. Morgan Chase National Advisory Board. Mr. Bressler holds a B.B.A. in Accounting from Adelphi University.

Simon E. Brown. Mr. Brown has been a member of Nielsen’s Supervisory Board since February 9, 2009. Mr. Brown is a member of KKR & Co. L.L.C., which is the general partner of Kohlberg Kravis Roberts & Co. where he heads the Consumer Products & Services Team. Prior to joining KKR, Mr. Brown was with Madison Dearborn Partners, Thomas H. Lee Company and Morgan Stanley Capital Partners, where he was involved in a broad range of private equity transactions. He holds a B.Com, First Class Honours, from Queen’s University and an M.B.A. with High Distinction, Baker Scholar, John L. Loeb Fellow, from Harvard Business School.

Michael S. Chae. Mr. Chae has been a member of Nielsen’s Supervisory Board since June 13, 2006. Mr. Chae is a Senior Managing Director of the Private Equity Group of The Blackstone Group. Prior to joining The Blackstone Group in 1997, Mr. Chae worked as an Associate at The Carlyle Group and prior to that he was with Dillon, Read & Co. Mr. Chae is currently a director of Hilton Hotels Corporation, Michael’s Stores, The Weather Channel, and Universal Orlando and is a member of the Board of Trustees of the Lawrenceville School. Mr. Chae graduated magna cum laude from Harvard College, received an M.Phil from Cambridge University and received a J.D. from Yale Law School.

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

Patrick Healy. Mr. Healy has been a member of Nielsen’s Supervisory Board since June 13, 2006. Mr. Healy is a Managing Director of Hellman & Friedman and leads the firm’s London office. Mr. Healy’s primary areas of focus are the media, financial and professional services industries and the firm’s European activities. Prior to joining Hellman & Friedman in 1994, Mr. Healy was with James D. Wolfensohn Incorporated and Consolidated Press Holdings in Australia. Mr. Healy is currently a director of Mondrian Investment Partners, entities affiliated with Gartmore Investment Management Limited and Gaztransport & Techgaz S.A.S.

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

James M. Kilts. Mr. Kilts has been a member of Nielsen’s Supervisory Board since November 23, 2006. Mr. Kilts is a founding partner of Centerview Partners. Prior to joining Centerview Partners, Mr. Kilts was Vice Chairman of the Board, The Procter & Gamble Company. Mr. Kilts was formerly Chairman of the Board, Chief Executive Officer and President of The Gillette Company before the company’s merger with Procter & Gamble in October 2005. Prior to Gillette, Mr. Kilts had served at different times as President and Chief Executive Officer of Nabisco, Executive Vice President of the Worldwide Food group of Philip Morris, President of Kraft USA and Oscar Mayer, President of Kraft Limited in Canada, and Senior Vice President of Kraft International. A graduate of Knox College, Galesburg, Illinois, Mr. Kilts earned a Masters of Business Administration degree from the University of Chicago. Mr. Kilts is currently a member of the Board of Directors of MetLife, MeadWestvaco and Pfizer. He also is a member of the Board of Overseers of Weill Cornell Medical College. Mr. Kilts serves on the Board of Trustees of Knox College and the University of Chicago and as Chairman of the Advisory Council of the University of Chicago Booth School of Business.

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

Alexander Navab. Mr. Navab has been a member of Nielsen’s Supervisory Board since June 13, 2006. Mr. Navab is a Member of KKR & Co. L.L.C., which is the general partner of Kohlberg Kravis Roberts & Co., where he is co-head of North American Private Equity and heads the Media and Communications industry team. Prior to joining KKR in 1993, Mr. Navab was with James D. Wolfensohn Incorporated and prior to that he was with Goldman, Sachs & Co. Mr. Navab is currently a director of Visant. Mr. Navab received a B.A. with Honors, Phi Beta Kappa, from Columbia College and an M.B.A. with High Distinction from the Harvard Graduate School of Business Administration.

James A. Quella. Mr. Quella has been a member of Nielsen’s Supervisory Board since July 28, 2006. Mr. Quella is a Senior Managing Director and Senior Operating Partner of the Private Equity Group of The Blackstone Group. Prior to joining The Blackstone Group, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners—CSFB Private Equity. Prior to that, Mr. Quella was Vice Chairman of Mercer Management Consulting and Strategic Planning Associates, its predecessor firm. Mr. Quella is currently a director of Graham Packaging, Michael’s Stores, Freescale Semiconductor and Vanguard Health Systems. Mr. Quella received a B.A. from the University of Chicago/University of Wisconsin Madison and a M.B.A. with Dean’s Honors from the University of Chicago Graduate School of Business.

Scott A. Schoen. Mr. Schoen has been a member of Nielsen’s Supervisory Board since June 13, 2006. Mr. Schoen is a Co-President of Thomas H. Lee Partners. Prior to joining Thomas H. Lee Partners in 1986, Mr. Schoen was with the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is currently a director of the Simmons Company. He is a member of the Board of Trustees of Partners Continuing Care, the Board of Advisors for the Center for Regenerative Medicine at Massachusetts General Hospital and a member of the Board of Advisors of the Yale School of Management. Mr. Schoen received a B.A. in History from Yale University, a J.D. from the Harvard Law School and an M.B.A. from Harvard Graduate School of Business Administration. Mr. Schoen is a member of the New York Bar.

Committees of the Board of Directors

The Supervisory Board established and maintains three committees through which it has authorized designated members of the Board to act: the Executive Committee, the Audit Committee and the Compensation Committee. The Executive Committee, consisting of Messrs. Schoen (as Chairman), Attwood, Navab, Healy and Chae, is authorized to act for the Supervisory Board between its regular meetings, subject to Board notification requirements. Mr. Schoen became Chairman of the Executive Committee in 2009.

In general, the Audit Committee, consisting of Messrs. Bressler (as Chairman), Healy, Hobbs and Quella, recommends the appointment of an external auditor and oversees the work of the external and internal audit functions, provides compliance oversight, establishes auditing policies, reviews and assesses the financial results relating to Nielsen’s Transformation Initiative, discusses the results of the annual audit, critical accounting policies, significant financial reporting issues and judgments made in connection with the preparation of the financial statements and related matters with the external auditor and reviews earnings press releases and financial information provided to analysts and ratings agencies. The Supervisory Board has determined that Mr. Bressler, the chairman of the Audit Committee, is qualified as an audit committee financial expert within the meaning of the SEC regulations. The Supervisory Board has determined that Mr. Bressler would not be independent if the New York Stock Exchange listing rules applied. The Compensation Committee, consisting of Messrs. Navab (as Chairman), Schoen, Chae, Attwood and Healy, is responsible for setting, reviewing and evaluating compensation, and related performance and objectives, of our senior management team. Mr. Navab became Chairman of the Compensation Committee in 2009.

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

Compensation Committee Report

The Compensation Committee has:

(1)	reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report on Form 10-K; and,

(2)	based on the review and discussion referred to in paragraph (1) above, recommended to the Supervisory Board that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K relating to the 2008 fiscal year.

Members of the Compensation Committee

Alexander Navab (Chairman)

Michael S. Chae

Patrick Healy

James A. Attwood, Jr.

Scott A. Schoen

Compensation Discussion and Analysis

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers for 2008. These individuals are referred to as the “Named Officers”.

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

Executive Compensation Program Objectives and Overview

The Compensation Committee annually reviews Nielsen’s executive compensation program to ensure that:

•	The program adequately rewards performance which is tied to creating stockholder value; and

•

The program is designed to achieve Nielsen’s goals of promoting financial and operational success by attracting, motivating and facilitating the retention of key employees with outstanding talent and ability.

Nielsen’s executive compensation is based on three components, which are designed to be consistent with the Company’s compensation philosophy: (1) base salary; (2) annual cash incentives; and (3) long-term stock awards, including stock options and occasional awards of restricted stock units (“RSUs”) that are subject to performance-based and time-based vesting conditions. Senior management is asked to invest in the Company to ensure alignment of interests with other owners, and stock options and RSUs are granted when an investment is made. Nielsen also provides certain perquisites to Named Officers. Severance benefits are provided to Named Officers whose employment terminates under certain circumstances. In the event of a change in control, time-vested stock option awards will vest in full and performance-vested stock options may vest depending upon the return to the Sponsors. These benefits are described in further detail below in the section entitled “Potential Payments Upon Termination or Change in Control”.

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

We generally do not adhere to rigid formulas or necessarily react to short-term changes in business performance in determining the amount and mix of compensation elements. We consider competitive market compensation but we do not look at specific companies nor attempt to maintain a certain target percentile. We incorporate flexibility into our compensation programs to respond to and adjust for changing business conditions. We believe that our short-term and long-term incentives provide the appropriate alignment between the interests of our owners and management. We do not use a compensation consultant in determining our compensation amounts.

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

Signing Bonuses

In certain circumstances, the Compensation Committee may grant signing bonuses to new executives in order to attract talented employees for key positions. The amounts of the signing bonuses are determined on the facts and circumstances applicable to the new hire. There were no signing bonuses granted to Named Executive Officers in 2008.

Annual Incentives

Under the Executive Incentive Plan (EIP), the Compensation Committee bases its annual cash incentives on those factors it believes best create long-term value. Based upon the performance indicated in the table below, an overall Nielsen bonus pool is created. Then, several factors were considered in determining performance and the annual incentives for our Named Officers, including the extent to which the Company met its Management EBITDA objective, an assessment of the executive’s qualitative job performance for 2008 and the Named

Officer’s expected future contributions to the Company. The starting reference point, or target, for determining 2008 annual incentives for Named Executives was their 2007 incentive paid but the Compensation Committee can substantially adjust the actual incentive paid, either above or below the reference point, depending on the financial performance of the Company and the individual’s personal performance.

The financial objectives for 2008, the extent to which the Company achieved those objectives and the payout based upon achievement of financial objectives, as set forth in the Executive Incentive Plan, are shown below:

	Target Amount ($ millions)	Actual Amount Achieved ($ millions)	Percent of Target Realized	Weight (as a % of the Named Officer’s target payout)	Payout based on achievement of financial objectives (as a % of the Named Officer’s target payout)
Management EBITDA(1)	$1,378	$1,246	90%	100%	76%

(1)	Management EBITDA reflects EBITDA adjusted for unusual and non-recurring items, restructuring, goodwill impairment and stock-based compensation. Target adjusted to exclude the impact of foreign exchange.

When determining the actual annual incentives to be paid to the Named Officers for 2008, the Committee considered the financial performance shown above but also placed particular importance on qualitative factors that were not captured by these financial measures. These factors included the Named Officer’s success in implementing the Company’s plans to integrate and streamline its operations, and his or her judgment, vision and ability to lead the Company during a time of significant change. The Committee considers these factors because they are all expected to have a favorable impact on the mid and long-term financial performance and value of the Company.

We expect annual incentives for 2009 to be determined by the Compensation Committee in its discretion similar to 2008. The factors to be considered, in general, will include the achievement of the Company’s financial objectives, the Named Officer’s attainment of his or her individual goals and qualitative factors similar to those taken into account for the 2008 incentives. The Committee will also review the extent to which the Company has accomplished its planned integration and restructuring and the Named Officer’s contributions and expected future contributions to the Company’s operating and strategic plans.

Long-Term Equity Incentive Awards

Our policy is that the long-term equity compensation of our senior executives should be directly linked to the value provided to stockholders.

As described more fully below under “2006 Stock Acquisition and Option Plan”, we currently provide equity awards through common stock, stock options and, in limited circumstances, RSUs. Executives selected to participate in the 2006 Equity Plan (as defined below) are asked to invest in the Company by purchasing common stock. The amount initially offered for purchase is based upon the executive’s position in the organization, his or her current impact and projected future impact on the organization. Once the executive purchases common stock at the fair market value as determined by the Executive Committee, a designated number of stock options are granted to the executive. The large majority of these options are granted at an exercise price equal to the “fair market value” as determined by the Executive Committee, while a smaller amount are granted at an exercise price equal to two times the “fair market value”. These stock options are 50% time-vested and 50% performance-vested. For the time-vested options, 5% are vested on the grant date and 19% are vested on December 31 of each of the first five anniversaries of December 31, 2006. For the performance-vested options, 5% are vested on the grant date, and 19% are vested on December 31 of each of the first five anniversaries of December 31, 2006 should the Company meet or exceed its targeted Management EBITDA performance in that year (as described above). If the Management EBITDA target is not met, that portion of the performance-vested options can vest in a future year if the multi-year cumulative Management EBITDA targets are met in the future year.

2006 Stock Acquisition and Option Plan

On December 7, 2006, Valcon Acquisition Holding B.V. (“Dutch HoldCo”) adopted the 2006 Stock Acquisition and Option Plan for Key Employees of Valcon Acquisition Holding B.V. and its subsidiaries (the “2006 Equity Plan”), including executives of Nielsen. The 2006 Equity Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, purchase stock, restricted stock, dividend equivalent rights, and other stock-based awards to designated employees of Dutch HoldCo and its affiliates. As of February 27, 2009, a maximum of 35,030,000 shares of common stock of Dutch HoldCo were subject to awards under the 2006 Equity Plan. The number of shares issued or reserved pursuant to the 2006 Equity Plan (or pursuant to outstanding awards) is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that terminate or lapse and shares delivered by a participant or withheld to pay the minimum statutory withholding rate, in each case, will again be available for grant under the 2006 Equity Plan. Shares of common stock that are acquired pursuant to the 2006 Equity Plan will be subject to the Management Stockholder’s Agreement. This agreement places restrictions on the shareholder’s right to transfer and vote his or her shares and provides for call rights on the shares and stock options in the event the shareholder’s employment terminates prior to an initial public offering or other change in control of Dutch Holdco.

Perquisites

We provide our Named Officers with perquisites, reflected in the “All Other Compensation” column of the Summary Compensation Table and described in the footnotes thereto. We believe that these are reasonable, competitive and consistent with our overall compensation program. The cost of these benefits is a small percentage of the overall compensation package but the Compensation Committee believes that they allow the executives to work more efficiently. We provide financial and tax preparation services, executive physicals and car allowances. Where necessary for business purposes, we also provide reimbursement for private club membership.

Severance and Other Benefits Upon Termination of Employment or Change in Control

We believe that severance protections play a valuable role in attracting and retaining key executive officers. Accordingly, we provide these protections to our senior executives. Since 2007, we have offered these protections in conjunction with participation in the Company’s 2006 Equity Plan. In the case of Mr. Calhoun, however, these benefits are provided under his employment agreement which is described in further detail below under the section “Employment Agreement with Mr. David L. Calhoun”. The Compensation Committee considers these severance protections an important part of an executive’s compensation. Consistent with his responsibilities as CEO and competitive practice, Mr. Calhoun’s benefits are higher than those of the other Named Executive Officers.

Summary Compensation Table

The following table presents information regarding compensation of our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers for fiscal 2008, fiscal 2007 and fiscal 2006. These individuals are referred to as “Named Officers”.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(3) (f)	Non-Equity Incentive Plan Compensation ($)(4) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(5) (i)	Total ($) (j)
David Calhoun	2008	$1,600,962	$2,004,039	—	$4,271,274	$1,650,000	—	$199,005	$9,725,280
Chief Executive Officer	2007	1,500,000	2,004,039	—	12,490,458	1,900,000	—	86,816	17,981,313
	2006	415,385	600,000	—	5,507,468	—	—	19,420,188	25,943,041

Susan Whiting	2008	882,115	—	224,941	773,217	700,000	1,888	208,107	2,790,268
Vice Chairperson	2007	850,000	—	550,125	2,308,523	900,000	28,172	177,163	4,813,983
	2006	575,577	702,063	—		432,000	31,846	2,612,655	4,354,141

Mitchell Habib	2008	671,538	—	—	611,288	825,000	—	44,127	2,151,953
Executive Vice President	2007	484,615	500,000	—	1,606,115	1,000,000	—	13,606	3,604,336

Brian West	2008	723,308	—	—	679,209	675,000	—	68,644	2,146,161
Chief Financial Officer	2007	581,539	4,000,000	—	1,784,572	800,000	—	272,331	7,438,442

Itzhak Fisher	2008	600,962	—	—	584,520	600,000	—	57,849	1,843,331
Head of Product Leadership

(1)	Represents the following payments for 2008: Mr. Calhoun signing bonus installment ($2,004,039).

(2)	Represents the amount recognized for financial statement reporting purposes for share based compensation expense incurred by Nielsen with respect to restricted stock units awarded to the Named Officer.

(3)	For all years, represents the amount recognized for financial statement reporting purposes for share based compensation expense with respect to options awarded to the Named Officers. For a discussion of the assumptions and methodologies used to value the awards reported in column (f), please see the discussion of option awards contained in Note 13 “Share-Based Compensation” to the Company’s consolidated financial statements, included as part of this Annual Report. All numbers exclude estimates of forfeitures.

(4)	For 2008, the amounts reflected for Mr. Calhoun, Ms. Whiting and Messrs. Habib, West and Fisher represent the 2008 annual incentive payments made in February 2009.

(5)	For 2008, Mr. Calhoun’s amount includes financial planning ($45,000), amounts relating to his automobile and driver ($38,209), spousal travel ($10,096), retirement plan contributions ($41,910) and tax gross-up amounts ($63,790). Ms. Whiting’s amount includes club dues ($4,519), car expense ($23,143), financial planning ($10,000), apartment ($70,230), retirement plan contributions ($22,891), executive physical ($2,650) and tax gross-up amounts ($74,674). Mr. Habib’s amount includes car allowance ($15,600), financial planning ($1,250), retirement plan contributions ($15,792) and tax gross-up amounts ($11,485). Mr. West’s amount includes car allowance ($15,600), financial planning ($15,000), retirement plan contributions ($17,533) and tax gross-up amounts ($20,511). Mr. Fisher’s amount includes perquisite allowance ($44,685) and retirement plan contributions ($13,164). These amounts exclude interest payments on deferred compensation for Messrs. Calhoun and West as reported in the Nonqualified Deferred Compensation for the 2008 table. 2007 and 2006 amounts have been updated to exclude these amounts, for consistency.

Notes:

Principal positions of the Named Officers are those as of December 31, 2008.

Grants of Plan-Based Awards in 2008

Name	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#) (g)	All Other Option Awards: Number of Securities Underlying Options (#) (h)	Exercise or Base price of Option Awards ($/sh) (i)	Grant Date Fair Value of Stock and Option Awards (j)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Target (#) (f)
David Calhoun	1/1/08	$0	$1,900,000	—	—	—	—	—	—
Susan Whiting	1/1/08	$0	$900,000	—	—	—	—	—	—
Mitchell Habib	1/1/08	$0	$1,000,000	—	—	—	—	—	—
Brian West	1/1/08	$0	$800,000	—	—	—	—	—	—
Itzhak Fisher	1/1/08	$0	$600,000	—	—	—	—	—	—

There were no grants of equity awards to our Named Officers in 2008.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our Named Officers in 2008. The primary elements of each Named Officer’s total compensation reported in the table are base salary, an annual cash incentive, and the stock and options award columns reflect their awards in the equity of Valcon Acquisition Holding B.V., the parent of Nielsen.

The Summary Compensation Table and the Grants of Plan-Based Awards Table should be read in conjunction with the narrative descriptions that follow.

Description of Plan-Based Awards

Upon the purchase of a prescribed number of shares of common stock, each Named Officer received stock options at an exercise price of $10 per share and others at an exercise price of $20 per share,. One-half of the options are time-vested which became 5% vested on the grant date with the remaining time options vesting 19% a year on the last day of each of the calendar years 2007 through 2011. One-half of the options are performance-vested which became 5% vested on the grant date with the remaining performance options vesting 19% on the last day of each of the calendar years 2007 through 2011, if and only if the Company’s performance equals or exceeds the applicable annual Management EBITDA targets. The achievement of the annual Management EBITDA targets on a cumulative basis for any current year and all prior years will cause ‘catch-up’ vesting of any prior year’s installments which were not vested because of a failure to achieve the applicable annual Management EBITDA target for any such prior year. The number of common shares purchased by each of the Named Officers is as follows: Mr. Calhoun (2,000,000), Mr. West (125,000), Mr. Habib (175,000), Mr. Fisher (411,142) and Ms. Whiting (100,000). These shares were purchased between November 2006 and May 2007.

Employment Agreement with Mr. David L. Calhoun

On August 22, 2006 we entered into an employment agreement with Mr. David L. Calhoun, our Chief Executive Officer, which was amended effective as of September 14, 2006. His employment agreement was amended and restated effective December 15, 2008.

The employment agreement has an employment term which commenced as of September 11, 2006 and, unless earlier terminated, will continue until December 31, 2011. On each December 31 thereafter, the employment agreement will be automatically extended for successive additional one-year periods unless either party provides the other 90 days’ prior written notice that the employment term will not be so extended. Under the employment agreement, Mr. Calhoun is entitled to a base salary of $1,500,000, subject to such increases, if any, as may be determined by the Board. He is eligible to earn an annual bonus under the Company’s Executive Incentive Plan as determined by the Compensation Committee based upon the achievement of financial and individual performance goals. Effective January 1, 2008, Mr. Calhoun’s starting reference point for determining his annual incentive is the prior year’s award. To the extent that he is subject to the golden parachute tax as a result of a change in control of Nielsen, the employment agreement entitles him to an additional amount to place him in the same after tax position he would have occupied had he not been subject to such excise tax. Mr. Calhoun is restricted, for a period of two years following termination of employment with us, from soliciting or hiring our employees, competing with us, or soliciting our clients. He is also subject to a nondisparagement provision.

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

Pursuant to Mr. Calhoun’s employment agreement, he received an option grant to purchase 7,000,000 shares of Company common stock. The amount of his option grant was determined by the Compensation Committee in connection with Mr. Calhoun’s $20,000,000 investment in the Company. At the time of Mr. Calhoun’s investment, the Compensation Committee determined that a grant of options would be appropriate in order to further incentivize Mr. Calhoun and align his interests more closely with those of the Company and its equity holders. While there is no formal policy for the granting of options in connection with an equity investment, the Compensation Committee determined that a ratio of slightly less than 1 to 3 (i.e., 1,000,000 options for every $3,000,000 invested in the Company) was appropriate in light of Mr. Calhoun’s particular circumstances, including his early departure from his prior employer and the critical nature of his position with, and the extent of his financial commitment to, the Company and the risks related thereto. The exercise prices of the options were determined pursuant to the Compensation Committee’s goal of aligning Mr. Calhoun’s interests with those of the Company and its equity holders. Specifically, 6,000,000 of the options were given an exercise price of $10 per share, fair value on the date of the grant. The remaining 1,000,000 options were given an exercise price of $20 per share, twice the fair value on the date of the grant, in order to incentivize Mr. Calhoun to increase the value of the Company to above $20 per share. One-half of the options are time-vested options and the other one-half are performance-vested options. The portion of the option grant subject to time-based vesting became vested and exercisable as to 5% of the shares of common stock subject thereto on grant date and 19% will vest and become exercisable on the last day of each of the next five calendar years. The portion of the option grant subject to performance based vesting became vested and exercisable as to 5% of the shares of common stock subject thereto on December 31, 2006 and 19% will vest and become exercisable on the last day of each of the next five calendar years based on the achievement of Management EBITDA targets.

Under the employment agreement, Mr. Calhoun is entitled to the following payments and benefits in the event of a termination by us without “cause”, a non-extension of his employment term by us, or by Mr. Calhoun for “good reason” (as such terms are defined in the agreement) during the employment term: (i) subject to his compliance with certain restrictive covenants, an amount equal to two times the sum of his annual base salary and $2,000,000, provided that such payment is in lieu of any other severance benefits to which Mr. Calhoun might otherwise be entitled; (ii) a pro-rata annual bonus for the year of termination based on attainment of performance goals; and (iii) continued health and welfare benefits at our cost.

Employment Arrangement with Ms. Susan Whiting

On December 4, 2006 we entered into a written employment arrangement with Ms. Susan D. Whiting,

Under the written employment arrangement, Ms. Whiting was entitled to a base salary of $850,000 effective November 13, 2006, subject to increase, if any, as may be determined by the Company. Ms. Whiting was eligible to earn a target annual bonus equal to 100% of base salary upon the achievement of performance goals based upon Management EBITDA to be determined in good faith in consultation with the Chief Executive Officer. Effective January 1, 2008, Ms. Whiting’s starting reference point for determining her annual incentive is the prior year’s award. In connection with entering into the written employment arrangement, Ms. Whiting became entitled to purchase 100,000 shares of common stock of Valcon Acquisition Holding B.V. for fair market value at date of purchase as provided under the 2006 Equity Plan. This purchase was subsequently made in February 2007. In addition, Ms. Whiting received a stock option grant of 1,050,000 shares subject to her purchase of the common stock and a grant of 100,000 time-vested restricted stock units scheduled to vest over 5 years, commencing on January 15, 2007. 900,000 of the stock options were granted at $10 per share and 150,000 were granted at $20 per share.

Employment Arrangement with Mr. Brian West

On February 20, 2007, we offered the position of Chief Financial Officer to Mr. Brian West. Under the written offer letter, Mr. West was entitled to a base salary of $700,000, effective on his start date with the Company (February 23, 2007), subject to annual review along with other Company executives. Mr. West was eligible to earn a target annual bonus equal to 100% of base salary upon the achievement of both financial and individual performance goals. Effective January 1, 2008, Mr. West’s starting reference point for determining his annual incentive is the prior year’s award. Additionally, Mr. West received a one-time, lump sum payment of $2,400,000 in consideration of his outstanding long-term incentive, restricted stock unit and stock option awards granted by his prior employer. He also became entitled to receive a lump sum deferred compensation benefit from the company equal to $1,600,000 with interest credited at the rate of 5.05%, less the actuarially equivalent value with regard to any amount he receives or is entitled to receive from the deferred compensation benefit from his prior employer. In connection with joining Nielsen, he also became entitled to purchase 125,000 shares of common stock of Valcon Acquisition Holding B.V. for fair market value at date of purchase as provided under the 2006 Equity Plan. This purchase was subsequently made in March 2007. In addition, Mr. West received a stock option grant of 875,000 shares subject to the subsequent purchase of the common stock. 750,000 of the stock options were granted at $10 per share and 125,000 were granted at $20 per share

Employment Arrangement with Mr. Mitchell Habib

Effective March 1, 2007, Mr. Mitchell Habib joined the Company as Executive Vice President for Global Business Services. Under his written offer letter, Mr. Habib was entitled to receive a base salary of $600,000, effective on his start date with the Company, subject to annual review with other Company executives. Mr. Habib was eligible to earn a target annual bonus of $900,000 based upon the achievement of both financial and individual performance goals. Effective January 1, 2008, Mr. Habib’s starting reference point for determining his annual incentive is the prior year’s award. Additionally, Mr. Habib received a one-time, lump sum payment of $500,000 shortly after he joined the Company. In connection with joining Nielsen, he also became entitled to purchase 175,000 shares of common stock of Valcon Acquisition Holding B.V. for fair market value at the date of purchase as provided under the 2006 Equity Plan. This purchase was subsequently made in March 2007. In addition, Mr. Habib received a stock option grant of 787,500 shares subject to the subsequent purchase of the common stock. 675,000 of the stock options were granted at $10 per share and 112,500 were granted at $20 per share.

Employment Arrangement with Mr. Itzhak Fisher

Effective November 2008, Mr. Fisher took responsibility for Nielsen’s Global Product Leadership organization. Under this agreement, his base salary continued to be $625,000. Mr. Fisher continues to be a participant in the company’s Annual Incentive Plan with a starting reference point for 2009 of $600,000 which was his prior year’s award. Mr. Fisher continues to hold 411,142 shares of common stock of Valcon Acquisition Holding B.V. which he purchased in May 2007 at fair market value as provided under the 2006 Equity Plan. At the time of his purchase, Mr. Fisher received a stock option grant of 700,000 shares subject to the subsequent purchase of the common stock. 600,000 of the stock options were granted at $10 per share and 100,000 were granted at $20 per share.

Option Exercises and Stock Vested in 2008

The following table presents information regarding the value realized by each of our Named Officers upon the exercise of option awards or the vesting of stock awards during the fiscal year ended December 31, 2008.

Name (a)	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
David Calhoun	—	—	—	—
Susan Whiting	—	—	20,000	$200,000
Mitchell Habib	—	—	—	—
Brian West	—	—	—	—
Itzhak Fisher	—	—	—	—

Outstanding Equity Awards at 2008 Fiscal Year End

The following table presents information regarding the outstanding equity awards held by each of our Named Officers as of December 31, 2008.

Name (a)	Option Awards(1)					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
David Calhoun	2,010,000	1,995,000	1,995,000	$10.00	11/22/2016	—	—
	335,000	332,500	332,500	20.00	11/22/2016	—	—

Susan Whiting	301,500	299,250	299,250	10.00	2/2/2017	60,000	$600,000
	50,250	49,875	49,875	20.00	2/2/2017	—	—

Mitchell Habib	226,125	224,438	224,437	10.00	3/21/2017	—	—
	37,688	37,406	37,406	20.00	3/21/2017	—	—

Brian West	251,250	249,375	249,375	10.00	3/21/2017	—	—
	41,875	41,563	41,562	20.00	3/21/2017	—	—

Itzhak Fisher(2)	201,000	199,500	199,500	10.00	6/1/2017	—	—
	33,500	33,250	33,250	20.00	6/1/2017	—	—
	106,806	—	—	4.31	11/29/2015	—	—

(1)	The terms of each option award reported in the table above are described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Grants of Plan-Based Awards in. Their option awards are subject to a vesting schedule, with 5% of the options on grant date, and 19% on each of the five anniversaries of December 31, 2006. The exercisable options shown in Column (b) above are currently vested. The unexercisable options shown in Column (c) and (d) above are unvested. As described above, options are subject to accelerated vesting in connection with a change in control of Nielsen and, in the case of Mr. Calhoun, certain terminations of his employment with Nielsen. The options at $20 per share exercise price represent options granted at twice the fair market value on the date of grant. Mr. Calhoun’s grant date was November 22, 2006. The grant dates for the remaining Named Officers are 10 years prior to the Option Exercise Date shown in the table above.

(2)	Stock options shown for Mr. Fisher are held by Pereg Holdings LLC, a company beneficially owned by Mr. Fisher and members of his immediate family.

Pension Benefits for 2008

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
David Calhoun	—	—	—	—
Susan Whiting	Qualified Plan	26.67	$214,440	—
	Excess Plan	26.67	$234,747	—
Mitchell Habib	—	—	—	—
Brian West	—	—	—	—
Itzhak Fisher	—	—	—	—

Assumptions for present value of accumulated benefit

Present values at December 31, 2008 were calculated using an interest rate of 6.00%, an interest credit rate of 4.50% and the RP 2000 mortality table (projected to 2006). These assumptions are consistent with those used for the financial statements of the Nielsen Company’s retirement plans.

U.S. Retirement Plans

Effective August 31, 2006, the Company froze its U.S. qualified and non-qualified retirement plans. No participants may be added and no further benefits may accrue after this date. The retirement plans, as in existence immediately prior to the freeze, are described below.

We maintain a tax-qualified retirement plan (the “Qualified Plan”), a cash-balance pension plan that covers eligible U.S. employees who have completed at least one year of service. Prior to the freeze, we added monthly basic and investment credits to each participant’s account. The basic credit equals 3% of a participant’s eligible monthly compensation. Participants became fully vested in their accrued benefits after the earlier of five years of service or when the participant reached normal retirement age (which is the later of age 65 or the fifth anniversary of the date the participant first became eligible to participate in the plan). Unmarried participants receive retirement benefits as a single-life annuity, and married participants receive retirement benefits as a qualified joint-and-survivor annuity. Participants can elect an alternate form of payment such as a straight-life annuity, a joint-and-survivor annuity, years certain-and-life income annuity or a level income annuity option. Lump sum payment of accrued benefits is only available if the benefits do not exceed $5,000. Payment of benefits begins at the later of the participant’s termination of employment with us or reaching age 40.

We also maintain a non-qualified retirement plan (the “Excess Plan”) for certain of our management and highly compensated employees. Prior to the freeze, the Excess Plan provided supplemental benefits to individuals whose benefits under the Qualified Plan are limited by the provisions of Section 415 and/or Section 401(a) (17) of the Internal Revenue Code. The benefit payable to a participant under the Excess Plan is equal to the difference between the benefit actually paid under the Cash Balance Plan and the amount that would have been payable had the applicable Internal Revenue Code limitations not applied. Although the Excess Plan is considered an unfunded plan and there is no current trust agreement for the Excess Plan, assets have been set aside in a “rabbi trust” fund. It is intended that benefits due under the Excess Plan will be paid from this rabbi trust or from the general assets of the Nielsen entity that employs the participants.

Ms. Whiting is the only Named Officer who is a participant in the Qualified Plan or the Excess Plan.

Nonqualified Deferred Compensation for 2008

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

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
David Calhoun	$—	$—	$825,327	$—	$16,211,233
Susan Whiting	183,000	—	2,987		185,987
Brian West	—	—	87,808	—	1,755,141

Note that all amounts have been reported in the Summary Compensation Table except for interest payments.

Potential Payments Upon Termination or Change in Control

Severance Benefits—Termination of Employment

Mr. Calhoun

In the event Mr. Calhoun’s employment is terminated during the employment term due to death, disability, by the Company without cause, by Mr. Calhoun for good reason or due to the Company’s non-extension of the Term (as those terms are defined in the employment agreement), Mr. Calhoun will be entitled to severance pay that includes (1) payment equal to two times the sum of (a) Mr. Calhoun’s base salary, plus (b) $2,000,000, paid in equal installments for the severance period; (2) a pro-rata portion of Mr. Calhoun’s bonus for the year of the termination; (3) payment of balances in his deferred compensation account; (4) pro-rata payment of his next signing bonus installment and (5) continued health and welfare benefits for Mr. Calhoun and his family members for the term of the severance. If Mr. Calhoun’s employment had been terminated without cause by the Company or for good reason by the executive on December 31, 2008, he would have received total payments as shown in the following table plus continued health and welfare benefits coverage for Mr. Calhoun and his family members for up to two years, in an amount estimated to be $11,800 for the two year period. Additionally, Mr. Calhoun would be entitled to receive his balance under the nonqualified deferred compensation arrangement as shown above. In the event of a change in control, any then-unvested time-based stock options will become vested and exercisable in full. Any then-unvested performance-based stock options will become vested and exercisable in full, if as a result of such change in control, the sponsors realize an aggregate return of at least 2.5 times their equity investment in the Company (including all dividends and other payments). As of December 31, 2008, the value of any accelerated vesting of options would be $0 because the per share price of the Company’s common stock ($10) was equal to the strike price of the majority of the stock options ($10) and below the strike price of the remainder of the stock options ($20).

Name	2 times Base Salary plus $2,000,000	Annual Incentive Award	Signing Bonus	Health & Welfare Benefits	Total
David Calhoun	$5,250,000	$1,650,000	$2,004,039	$11,800	$8,915,839

Named Officers Other Than Mr. Calhoun

In the event any of the other Named Officers are terminated by the Company without cause or by them for good reason, they will be entitled to severance pay that includes (1) payment equal to two times the sum of their base salary plus (2) a pro-rata portion of their bonus for the year of termination and (3) continued health and welfare benefits for the executive and their family members for the term of the severance. If an executive’s employment had been terminated without cause by the Company or for good reason by the executive on December 31, 2008, they would have received total payments as shown in the following table. Additionally, they would be eligible for continued health and welfare benefits coverage for the executives and their family members for up to two years, in an amount estimated to be $11,800 for the two year period. Additionally, Mr. West would be entitled to receive his balance under the nonqualified deferred compensation arrangement as shown above. In the event of a change in control, any then-unvested time-based stock options will become vested and exercisable in full. Any then-unvested performance-based stock options will become vested and exercisable in full, if as a result of such change in control, the sponsors realize an aggregate return of at least the amounts set forth under the stock option agreement. As of December 31, 2008, the value of any accelerated vesting of options would be $0 because the per share price of the Company’s common stock ($10) was equal to the strike price of the majority of the stock options ($10) and below the strike price of the remainder of the stock options ($20).

Name	2 times Base Salary	Annual Incentive Award	Health & Welfare Benefits	Total
Susan Whiting	$1,800,000	$700,000	$11,800	$2,511,800
Mitchell Habib	1,500,000	825,000	11,800	2,336,800
Brian West	1,520,000	675,000	11,800	2,206,800
Itzhak Fisher	1,250,000	600,000	11,800	1,861,800

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

Pursuant to the severance agreements of the other Named Officers, they have agreed not to disclose any Company confidential information at any time during or after their employment with Nielsen. In addition, they have agreed that, for a period of two years following a termination of their employment with Nielsen, they will not solicit or hire Nielsen’s employees or solicit Nielsen’s customers or materially interfere with any of Nielsen’s business relationships. They also agree not to act as an employee, investor or in another significant function in any business that directly or indirectly competes with any business of the Company.

In the event a Named Officer breaches the restrictive covenants, in addition to all other remedies that may be available to the Company, the Named Officer will be required to pay to the Company any amounts actually paid to him or her by the Company in respect of any repurchase by the Company of the options or shares of common stock underlying the options held by the officer.

2008 Director Compensation

The Supervisory Board consists of 13 members. Ten of the 13 members are representatives of the Sponsors and receive no compensation for their services as board members. The other three members (or their affiliate) receive annual compensation as follows:

Chairman of Supervisory Board.	$88,343
Member of the Supervisory Board.	58,895
Member of the Audit Committee.	11,779

The following table presents information regarding the compensation paid or accrued during 2008 to members of our Supervisory Board.

Name	Fees Earned or Paid in Cash as a Member of Supervisory Board ($)	Fees Earned or Paid in Cash as a Member of the Audit Committee ($)	Total ($)
Gerald S. Hobbs	$58,895	$11,779	$70,674
Dudley G. Eustace	88,343	—	88,343
Michael S. Chae	—	—	—
Patrick Healy	—	—	—
Iain Leigh	—	—	—
Alexander Navab	—	—	—
Scott Schoen	—	—	—
James A. Attwood	—	—	—
Richard J. Bressler	—	—	—
Clive Hollick	—	—	—
James A. Quella	—	—	—
James Kilts	58,895	—	58,895
Allan Holt	—	—	—
Eliot Merrill	—	—	—

Payments for members of the Supervisory Board are paid in Euros but converted to US$ above at a rate of 1 EUR = $1.47 which is the average exchange rate for 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of Nielsen’s capital stock as of March 1, 2009 with respect to:

•	each person or group of affiliated persons known by Nielsen to own beneficially more than 5% of the outstanding shares of any class of its capital stock, together with their addresses;

•	each of Nielsen’s directors;

•	each of Nielsen’s Named Officers; and

•	all directors and nominees and executive officers as a group.

As of March 1, 2009, Valcon Acquisition B.V., a private company with limited liability incorporated under the laws of The Netherlands (“Valcon”), owned 100% of Nielsen’s issued and outstanding share capital. Investment funds associated with or designated by the Sponsors and certain co-investors own shares of Nielsen indirectly through their holdings in Valcon Acquisition Holding (Luxembourg) S.á r.l., a private limited company incorporated under the laws of Luxembourg (“Luxco”). Luxco indirectly owns shares of Nielsen through its holdings in Valcon Acquisition Holdings B.V., a private company with limited liability incorporated under the laws of The Netherlands (“Dutch Holdco”). Valcon, Nielsen’s parent, is a wholly owned subsidiary of Dutch Holdco. The information set forth in the table below with respect to the number and the percentage of shares beneficially owned by the investment funds associated with or designated by the Sponsors reflects the number of shares held by each such entity, respectively, in Luxco. The Named Officers own shares of Nielsen indirectly through their holdings in Dutch Holdco. The information set forth in the table below with respect to the number and percentage of shares beneficially owned by the Named Officers reflects the number of shares held by each such person, respectively, in Dutch Holdco.

	Number and Percent of Shares Beneficially Owned
	Number	Percent
AlpInvest Partners(1)	(1)	6.93%
The Blackstone Group(2)	(2)	20.35%
The Carlyle Group(3)	(3)	20.35%
Hellman & Friedman(4)	(4)	9.80%
Kohlberg Kravis Roberts & Co.(5)	(5)	20.66%
Thomas H. Lee Partners(6)	(6)	20.66%
Iain Leigh	—	—
James A. Quella	—	—
Michael S. Chae	—	—
Allan M. Holt	—	—
James M. Kilts(7)	—	—
James A. Attwood, Jr.	—	—
Patrick Healy	—	—
Lord Clive Hollick	—	—
Alexander Navab	—	—
Scott A. Schoen	—	—
Richard J. Bressler	—	—
Dudley G. Eustace	—	—
Gerald S. Hobbs	—	—
David L. Calhoun(8)	4,345,000	*
Susan Whiting(8)	511,750	*
Itzhak Fisher(8)	752,448	*
Brian West(8)	418,125	*
Mitchell Habib(8)	438,813	*
All Directors and Named Officers as a Group (21 persons)	7,598,074	1.7%

*	less than 1%

(1)	AlpInvest Partners CS Investments 2006 C.V. (“Investments 2006”) beneficially owns 27,805 ordinary shares of Luxco (“Ordinary Shares”) and 8,962,078 Yield Free Convertible Preferred Equity Certificates of Luxco (“YFCPECs”). The YFCPECs are convertible into ordinary shares of Luxco at any time at the option of Luxco or at the option of the holders thereof. The general partner of Investments 2006 is AlpInvest Partners 2006 B.V., whose managing director is AlpInvest Partners N.V. (“AlpInvest NV”). AlpInvest NV, by virtue of the relationships described above, may be deemed to have voting or investment control with respect to the shares held by Investments 2006. AlpInvest NV disclaims beneficial ownership of such shares. AlpInvest Partners Later Stage Co-Investments IIA C.V. (“LS IIA CV”) beneficially owns 280 Ordinary Shares and 50,666 YFCPECs. AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V. (“LS IIA BV”) holds the shares as a custodian for LS IIA CV. The general partner of LS IIA CV is AlpInvest Partners Later Stage Co-Investments Management IIA B.V., whose managing director is AlpInvest NV. AlpInvest NV, by virtue of the relationships described above, may be deemed to have voting or investment control with respect to the shares held by LS IIA BV. AlpInvest NV disclaims beneficial ownership of such shares. The address of each of the entities and persons identified in this footnote is 630 Fifth Avenue, New York, New York 10111.

Volkert Doeksen, Paul de Klerk, Wim Borgdorff and Erik Thyssen, in their capacities as managing directors of AlpInvest NV, effectively have the power to exercise voting and investment control over the shares held by Investments 2006 and LS IIA BV when two of them act jointly. Each of Messrs. Doeksen, De Klerk, Borgdorff and Thyssen disclaims beneficial ownership of such shares.

(2)

Blackstone Capital Partners (Cayman) V L.P. (“BCP V”) beneficially owns 78,195 Ordinary Shares and 25,088,234 YFCPECs. Blackstone Family Investment Partnership (Cayman) V L.P. (“BFIP V”) beneficially owns 3,645 Ordinary Shares and 1,168,318 YFCPECs. Blackstone Family Investment Partnership (Cayman) V-A L.P. (“BFIP V-A”) beneficially owns 345 Ordinary Shares and 112,943 YFCPECs. Blackstone Participation Partnership (Cayman) V L.P. (“BPPV” and, collectively with BCP V, BFIP V and BFIP V-A, the “Blackstone Funds”) beneficially owns 245 Ordinary Shares and 80,936 YFCPECs. Blackstone Management Associates (Cayman) V, L.P. (“BMA”) is the general partner of each of the Blackstone Funds. Blackstone LR Associates (Cayman) V Ltd. (“BLRA”) is the general partner of BMA and may, therefore, be deemed to have shared voting and investment power over the Ordinary Shares and YFCPECs of Luxco. Mr. Stephen A. Schwarzman is director and controlling person of BLRA and as such may be deemed to share beneficial ownership of the Ordinary Shares and YFCPECs of Luxco controlled by BLRA. Mr. Schwarzman disclaim beneficial ownership of such shares. The address of each of the Blackstone Funds, BMA and BLRA is c/o Walkers SPV Limited, P.O. Box 908 GT, George Town, Grand Cayman. The address of each of Mr. Schwarzman is c/o The Blackstone Group, 345 Park Avenue, New York, NY 10154.

(3)	Carlyle Partners IV Cayman, L.P. (“CP IV”) beneficially owns 64,970 Ordinary Shares and 20,847,394 YFCPECs. CP IV’s general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P. CP IV Coinvestment Cayman, L.P (“CPIV Coinvest”) beneficially owns 2,620 Ordinary Sharesand 841,958 YFCPECs. CPIV Coinvest’s general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P. CEP II Participations S.á r.l. SICAR (“CEP II P”) beneficially owns 14,840 Ordinary Shares and 4,761,076 YFCPECs (the Ordinary Shares and YFCPECs beneficially owned by CP IV, CPIV Coinvest and CEP II P are collectively referred to as the “Carlyle Shares”). CEP II P is directly or indirectly owned by Carlyle Europe Partners II, L.P., whose general partner is CEP II Managing GP, L.P., whose general partner is CEP II Managing GP Holdings, Ltd,, which is wholly owned by TC Group Cayman Investment Holdings, L.P. The general partner of TC Group Cayman Investment Holding, L.P. is TCG Holdings Cayman II, L.P. The general partner of TCG Holdings Cayman II, L.P. is DBD Cayman Limited, a Cayman Islands exempted limited liability company. DBD Cayman Limited has investment discretion and dispositive power over the Carlyle Shares. DBD Cayman Limited is controlled by its Class A members, William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein and all action relating to the investment and disposition of the Carlyle Shares requires their approval. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein each disclaim beneficial ownership of the Carlyle Shares. Pursuant to an agreement between DBD Cayman Limited and its Class B member, Carlyle Offshore Partners II Limited, voting power over the Carlyle Shares is held by Carlyle Offshore Partners II, Limited. Carlyle Offshore Partners II Limited has 13 members, each of whom disclaims beneficial ownership of the Carlyle Shares. The address of each of the entities and persons identified in this footnote is c/o Walkers Corporate Service Limited, Walkers House, 87 Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands.

(4)	The Luxco shares shown as owned by Hellman & Friedman Investors V (Cayman), Ltd. are owned of record by (i) Hellman & Friedman Capital Partners V (Cayman), L.P., which owns 34,801 Ordinary Shares and 11,191,867 YFCPECs, (ii) Hellman & Friedman Capital Partners V (Cayman Parallel), L.P., which owns 4,874 Ordinary Shares and 1,537,166 YFCPECs, and (iii) Hellman & Friedman Capital Associates V (Cayman), L.P., which owns 10 Ordinary Shares and 6,359 YFCPECs. Hellman & Friedman Investors V (Cayman), Ltd. is the sole general partner of Hellman & Friedman Capital Associates V (Cayman), L.P. and Hellman & Friedman Investors V (Cayman), L.P. Hellman & Friedman Investors V (Cayman), L.P., in turn, is the sole general partner of each of Hellman & Friedman Capital Partners V (Cayman), L.P. and Hellman & Friedman Capital Partners V (Cayman Parallel), L.P. Hellman & Friedman Investors V (Cayman), Ltd. is owned and controlled by 13 shareholders, none of whom own more than 7.7% of Hellman & Friedman Investors V (Cayman), Ltd. Hellman & Friedman Investors V (Cayman), Ltd. has formed a five-member investment committee (the “Investment Committee”) that serves at the discretion of the company’s Board of Directors and makes recommendations to the Board with respect to matters presented to it. Members of the Investment Committee are F. Warren Hellman, Brian M. Powers, Philip U. Hammarskjold, Patrick J. Healy and Thomas F. Steyer. Each of the members of the Investment Committee and the shareholders of Hellman & Friedman Investors V (Cayman), Ltd. disclaim beneficial ownership of any Luxco shares beneficially owned by Hellman & Friedman Investors V (Cayman), Ltd. except to the extent of their pecuniary interest therein. Mr. Healy serves as a Managing Director of Hellman & Friedman LLC, an affiliate of Hellman & Friedman Investors V (Cayman), Ltd., is a 7.7% shareholder of Hellman & Friedman Investors V (Cayman), Ltd. and is a member of the Investment Committee. The address of Hellman & Friedman Capital Partners V (Cayman), Ltd. is c/o Walkers SPV Limited, Walker House, 87 Mary Street, Georgetown, Grand Cayman KY1-9002, Cayman Islands.

(5)	KKR VNU Equity Investors, L.P. beneficially owns 13,655 Ordinary Shares and 4,455,265 YFCPECs and is controlled by its general partner, KKR VNU GP Limited. KKR VNU GP Limited is wholly-owned by KKR VNU (Millennium) Limited (“KKR VNU Limited”). KKR VNU (Millennium), L.P. beneficially owns 69,946 Ordinary Shares and 22,400,186 YFCPECs. KKR Millenium Fund (Overseas) L.P. beneficially owns 84 Ordinary Shares. Voting and investment control over the securities beneficially owned by KKR Equity Investors. L.P. is exercised by the board of directors of KKR VNU Limited consisting of Messrs. Alexander Navab, Simon E. Brown and William J. Janetschek, who may be deemed to share beneficial ownership of any shares beneficially owned by KKR VNU Equity Investors L.P. but disclaim such beneficial ownership except to the extent of their pecuniary interest therein. A majority of the equity interests of KKR VNU Limited are held by KKR Millennium Fund (Overseas), Limited Partnership (the “Millennium Fund”), which is controlled by its general partner, KKR Associates Millennium (Overseas), Limited Partnership, which, in turn, is controlled by its general partner, KKR Millennium Limited. Voting and investment control over the securities beneficially owned by the Millennium Fund is exercised by the board of directors of KKR Millennium Limited consisting of Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc Lipschultz, Jacques Garaialde, Reinhard Gorenflos, Michael M. Calbert and Scott C. Nuttall, who may be deemed to share beneficial ownership of any shares beneficially owned by the Millennium Fund but disclaim such beneficial ownership except to the extent of their pecuniary interest therein. The address of each of the entities and persons identified in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York, 10019.

(6)

The Luxco shares shown as owned by Thomas H. Lee Partners are owned of record by (i) Thomas H. Lee (Alternative) Fund VI, L.P. (“Alternative Fund VI”), Thomas H. Lee (Alternative) Parallel Fund VI, L.P. (“Alternative Parallel VI”) and Thomas H. Lee (Alternative) Parallel (DT) Fund VI, L.P. (“Alternative DT VI”); (ii) THL Equity Fund VI Investors (VNU), L.P., THL Equity Fund VI Investors (VNU) II, L.P., THL Equity Fund VI Investors (VNU) III, L.P. and THL Equity Fund VI Investors (VNU) IV, LLC; (iii) THL (Alternative) Fund V, L.P. (“Alternative Fund V”), Thomas H. Lee (Alternative) Parallel Fund V, L.P. (“Alternative Parallel V”) and Thomas H. Lee (Alternative) Cayman Fund V, L.P. (“Alternative Cayman V”) and (iv) THL Coinvestment Partners, L.P., Thomas H. Lee Investors Limited Partnership, Putnam Investments Holdings, LLC, Putnam Investments Employees’ Securities Company I LLC, Putnam Investments Employees’ Securities Company II LLC and Putnam Investments Employees’ Securities Company III LLC. THL Advisors (Alternative) VI, L.P. (“Advisors VI”) is the general partner of each of (a) Alternative Fund VI, which beneficially owns 24,920 Ordinary Shares and 7,996,953 YFCPECs, (b) Alternative Parallel VI, which beneficially owns 16,870 Ordinary Shares and 5,415,112 YFCPECs; and Alternative DT VI, which beneficially owns 2,950 Ordinary Shares and 945,911 YFCPECs. Advisors VI is also the general partner of each of (x) THL Equity Fund VI Investors (VNU), L.P., which beneficially owns 17, 275 Ordinary Shares and 5,543,158 YFCPECs, (y) THL Equity Fund VI Investors (VNU) II, L.P. which beneficially owns 180 Ordinary Shares and 57,904 YFCPECs and (z) THL Equity Fund VI Investors (VNU) III, L.P., which beneficially owns 265 Ordinary Shares and 85,133 YFCPECs. Advisors VI is the managing member of THL Equity Fund VI Investors (VNU) IV, LLC, which beneficially owns 930 Ordinary Shares and 298,732 YFCPECs. Thomas H. Lee Advisors (Alternative) VI, Ltd. (“Advisors VI Ltd.”) is the general partner of Advisors VI and may, therefore, be deemed to have shared voting and investment power over the Ordinary Shares and YFCPECs of Luxco held by each of these entities. The address of each of these entities is c/o Walkers, Walker House, Mary Street, GeorgeTown, Grand Cayman, Cayman Islands, other than THL Equity Fund VI Investors (VNU) IV, LLC whose address is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110. THL Advisors (Alternative) V, L.P. (“Advisors V”) is the general partner of each of (a) Alternative Fund V, which beneficially owns 15,225 Ordinary Shares and 4,885,230 YFCPECs; (b) Alternative Parallel V, which beneficially owns 3,950 Ordinary Shares and 1,267,521 YFCPECs and (c) Alternative Cayman V, which beneficially owns 210 Ordinary Shares and 67,312 YFCPECs. Thomas H. Lee Advisors (Alternative) V Limited LDC (“LDC”) is the general partner of Advisors V and may, therefore, be deemed to have shared voting and investment power over the Ordinary Shares and YFCPECs held by each of these entities. The address of each of these entities is c/o Walkers, Walker House, Mary Street, GeorgeTown, Grand Cayman, Cayman Islands. Advisors VI Ltd. and LDC each have in excess of 15 stockholders or members, respectively, with no such stockholder or member controlling more than 8% of the vote. The controlling stockholders or members (the “Managing Directors”)

are Anthony J. DiNovi, Scott A. Schoen, Scott M. Sperling, Seth W. Lawry, Thomas M. Hagerty, Kent R. Weldon, Todd M. Abbrecht, Charles A. Brizius, Scott L. Jaeckel, Soren L. Oberg and George Taylor, each of whom disclaims beneficial ownership of the Ordinary Shares and YFCPECs. The address of each of the Managing Directors is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110. THL Coinvestment Partners, L.P. beneficially owns 45 Ordinary Shares and 14,671 YFCPECs. Thomas H. Lee Investors Limited Partnership beneficially owns 295 Ordinary Shares and 94,680 YFCPECs. Each of THL Coinvestment Partners, L.P. and Thomas H. Lee Investors Limited Partnership are indirectly controlled by the Managing Directors, each of whom disclaims beneficial ownership of the Ordinary Shares and YFCPECs. The address of each of THL Coinvestment Partners, L.P. and Thomas H. Lee Investors Limited Partnership is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110. Putnam Investments Holdings, LLC beneficially owns 250 Ordinary Shares and 79,486 YFCPECs; Putnam Investments Employees’ Securities Company I LLC beneficially owns 105 Ordinary Shares and 33,204 YFCPECs; Putnam Investments Employees’ Securities Company II LLC beneficially owns 90 Ordinary Shares and 29,646 YFCPECs and Putnam Investments Employees’ Securities Company III LLC beneficially owns 125 Ordinary Shares and 40,799 YFCPECs. Each of these entities is contractually obligated to coinvest alongside either Thomas H. Lee (Alternative) Fund VI, L.P. or Thomas H. Lee (Alternative) Fund V, L.P. Therefore, Advisors VI and LDC may be deemed to have shared voting and investment power over the Ordinary Shares and YFCPECs held by these entities. The address for each of these entities is One Post Office Square, Boston, Massachusetts 02109.

(7)	Centerview Capital, L.P. (“Centerview Capital”) beneficially owns 3,855 Ordinary Shares and 1,235,338 YFCPECs. Centerview Employees, L.P. (“Centerview Employees”) beneficially owns 190 Ordinary Shares and 61,705 YFCPECs. The general partner of Centerview Capital is Centerview Capital GP, L.P., whose general partner is Centerview Capital GP LLC (“Centerview Capital GP”). The general partner of Centerview Employees is Centerview Capital GP. The sole member of Centerview Capital GP is Centerview Partners Holdings LLC (“Centerview Holdings”). Centerview VNU LLC (“Centerview VNU”) beneficially owns 1,010 Ordinary Shares and 324,261 YFCPECs. The managing member of Centerview VNU is Centerview Holdings. Centerview Holdings, by virtue of the relationships described above, may be deemed to have voting or investment control with respect to the shares held by Centerview Capital, Centerview Employees and Centerview VNU. Centerview Holdings disclaims beneficial ownership of such shares. The address of each of the entities and persons identified in this footnote is 640 Fifth Avenue, New York, New York 10019. Centerview Holdings has formed an investment committee (the “Centerview Investment Committee”) that has the power to exercise voting and investment control over the shares held by Centerview Capital, Centerview Employees and Centerview VNU. The members of the Centerview Investment Committee are Stephen S. Crawford, Blair W. Effron, David M. Hooper, James M. Kilts and Robert A. Pruzan. Each of the members of the Centerview Investment Committee and the members of Centerview Holdings disclaims beneficial ownership of such shares.

Centerview Capital beneficially owns options to acquire 476,213 shares of common stock of Dutch Holdco. Centerview Employees beneficially owns options to acquire 23,787 shares of common stock of Dutch Holdco. The general partner of Centerview Capital is Centerview Capital GP, L.P., whose general partner is Centerview Capital GP. The general partner of Centerview Employees is Centerview Capital GP. The sole member of Centerview Capital GP is Centerview Holdings. Centerview Holdings, by virtue of the relationships described above, may be deemed to have voting or investment control with respect to the options held by Centerview Capital and Centerview Employees. Centerview Holdings disclaims beneficial ownership of such options. The address of each of the entities and persons identified in this footnote is 640 Fifth Avenue, New York, New York 10019. The Centerview Investment Committee has the power to exercise voting and investment control over the options held by Centerview Capital and Centerview Employees. Each of the members of the Centerview Investment Committee and the members of Centerview Holdings disclaims beneficial ownership of such options.

(8)	The addresses for Messrs. Calhoun, West, Fisher, Habib and Ms. Whiting is c/o The Nielsen Company B.V., 770 Broadway, New York, NY 10003 and 45 Danbury Road, Wilton, CT 06897. Stock options and common stock shown for Mr. Fisher are held by Pereg Holdings LLC, a company beneficially owned by Mr. Fisher and members of his immediate family.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Investment Agreement

On November 6, 2006, Centerview Partners Holdings L.L.C. (“Centerview”), the investment funds associated with or designated by the Sponsors and Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l. and Valcon entered into an investment agreement. The investment agreement contains agreements among the parties with respect to, among other matters, the purchase by Centerview of approximately $50 million of new or existing securities issued by Valcon Acquisition Holding (Luxembourg) S.à r.l., the exercise of voting rights associated with the securities, the election of the members of the supervisory boards of Nielsen, Nielsen Finance Co. and Nielsen Finance LLC, restrictions on the transfer of securities and rights in connection with the sale or issuance of securities (including tag-along rights, drag-along rights and public offering rights). Since the investment by Centerview, it has transferred all of the securities of Valcon Acquisition Holding (Luxembourg) S.à r.l. that it purchased under the investment agreement to Centerview VNU LLC, which in turn has transferred a portion of the securities to Centerview Capital, L.P. and Centerview Employees, L.P. Centerview VNU LLC, Centerview Capital, L.P. and Centerview Employees, L.P. are investment funds associated with Centerview.

Advisory Agreements

TNC (US) Holdings, Inc. is party to an advisory agreement with Valcon pursuant to which affiliates of the Sponsors provide management services on behalf of Valcon, including to support and assist management with respect to analyzing and negotiating acquisitions and divestitures, preparing financial projections, analyzing and negotiating financing alternatives, monitoring of compliance with financing agreements and searching and hiring executives. Pursuant to such agreement Valcon receives a quarterly management fee equal to (i) $1.625 million per fiscal quarter for our fiscal year 2006 and (ii) for each fiscal year after 2006, an amount per fiscal quarter equal to 105% of the quarterly fee for the immediately preceding fiscal year, and reimbursement for reasonable travel and other out-of-pocket expenses incurred by Valcon and the affiliates of the Sponsors in connection with the provision of services under the advisory agreement. The advisory agreement also provides that Valcon may be entitled to receive fees in connection with certain financing, acquisition, disposition and change in control transactions based on terms and conditions customary for transactions of similar size and scope. The advisory agreement includes exculpation and indemnification provisions in favor of Valcon and the affiliates of the Sponsors. The advisory services referred to in the advisory agreement are provided by affiliates of the Sponsors and accordingly the fees received by Valcon that are described above are paid to such affiliates of the Sponsors under the terms of a similar advisory agreement among the affiliates of the Sponsors and Valcon.

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

For the years ended December 31, 2008 and 2007 and the period from May 24, 2006 to December 31, 2006, the Company recorded $11 million, $11 million and $7 million, respectively, in selling, general and administrative expenses related to these management fees, sponsor travel and consulting.

Transaction fees

In 2006 in connection with the Transactions, Valcon paid the Sponsors $131 million in fees and expenses for financial and structuring advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. These costs were allocated as debt issuance costs or included in the overall purchase price of Nielsen based on the specific nature of the services performed.

Scarborough Research

We and Scarborough Research, a joint venture with Arbitron, entered into various related party transactions in the ordinary course of business. We and our subsidiaries provide various services to Scarborough Research, including data collection, accounting, insurance administration, and the rental of real estate. We pay royalties to Scarborough Research for the right to include Scarborough Research data in our products sold directly to our customers. Additionally, we sell various Scarborough Research products directly to our clients, for which we receive a commission from Scarborough Research. The net cash payments from Scarborough Research to us as a result of these transactions were $9 million, $15 million, $12 million, and $9 million for the years ended December 31, 2008 and 2007 and the periods from May 24, 2006 to December 31, 2006 and January 1, 2006 to May 23, 2006, respectively. Obligations between us and Scarborough Research are net settled in cash on a monthly basis in the ordinary course of business; at December 31, 2008, 2007 and 2006 the related amounts outstanding were not significant.

Review, Approval or Ratification of Certain Transactions with Related Persons

We have a written code of conduct, applicable to directors, officers and employees that prohibits any action, investment or other interest that might interfere, or be thought to interfere, with the exercise of their judgment in our best interests. The types of transactions that are covered by the code include financial and other transactions, arrangements or relationships in which we or any of our subsidiaries are a participant and in which any related person, including directors, officers and employees, have an interest.

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

Item 14.	Principal Accounting Fees and Services

Fees for Services rendered by Ernst & Young LLP

For the years ended December 31, 2008 and 2007, fees for professional services by Ernst & Young LLP were as follows:

	Year Ended December 31,
	2008	2007
Audit Fees	$6,749,000	$6,815,000
Audit Related Fees	1,060,000	1,304,000
Tax Fees	759,000	374,000
All Other Fees	—	—

Total Fees	$8,568,000	$8,493,000

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

The audit, audit-related, tax and other services provided by Ernst & Young LLP in 2008 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15.	Exhibits

(a)(1) Financial Statements

The Financial Statements listed in the Index to Financial Statements in Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

The Financial Statement Schedule listed in the Index to Financial Statements in Item 8 is filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1(a)	Merger Protocol, made as of March 8, 2006, between Valcon Acquisition B.V. and VNU N.V., filed as Exhibit 2.1(a) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

2.1(b)	First Amendment to the Merger Protocol, made as of May 4, 2006, between Valcon Acquisition B.V. and VNU N.V., filed as Exhibit 2.1(b) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

3.1	Articles of Association of The Nielsen Company B.V., filed as Exhibit 3.1 to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.1(a)	Credit Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, as a U.S. Borrower, VNU, Inc., as a U.S. Borrower, VNU Holding and Finance B.V., as Dutch Borrower, the Guarantors thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent, and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents, filed as Exhibit 4.1(a) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.1(b)	Security Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, the other Grantors named therein and Citibank, N.A. as Collateral Agent, filed as Exhibit 4.1(b) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.1(c)	Intellectual Property Security Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, the other Grantors named therein and Citibank, N.A. as Collateral Agent, filed as Exhibit 4.1(c) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.1(d)	Amendment No. 1, dated as of January 22, 2007, to the Credit Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, as a U.S. Borrower, The Nielsen Company (US), Inc., as a U.S. Borrower, VNU Holding and Finance B.V., as Dutch Borrower, the Guarantors thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent, and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents, filed as Exhibit 4.1(d) to the Company’s second amendment to the registration statement on Form S-4 dated as of July 12, 2007, incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION
4.1(e)	Amendment No. 2, dated as of August 9, 2007, to the Credit Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, as a U.S. Borrower, The Nielsen Company (US), Inc., as a U.S. Borrower, VNU Holding and Finance B.V., as Dutch Borrower, the Guarantors thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent, and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents, filed as Exhibit 4.1(e) to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2007, incorporated herein by reference.

4.2	Indenture, dated as of August 9, 2006, between VNU Group B.V. and Law Debenture Trust Company of New York, as Trustee, for the 11 1/8% Senior Discount Notes due 2016, filed as Exhibit 4.2 to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.3	Registration Rights Agreement, dated as of August 9, 2006, between VNU Group B.V. and the Initial Purchasers named therein, for the 11 1/ 8% Senior Discount Notes due 2016, filed as Exhibit 4.3 to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.4(a)	Indenture, dated as of August 9, 2006, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors named on the signature pages thereto and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.4(a) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.4(b)	First Supplemental Indenture, dated as of October 16, 2006, among Radio and Records, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.4(b) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.4(c)	Second Supplemental Indenture, dated as of August 15, 2007, among NetRatings, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2007, incorporated herein by reference.

4.4(d)	Third Supplemental Indenture, dated as of August 15, 2007, among Telephia, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2007, incorporated herein by reference.

4.4(e)	Fourth Supplemental Indenture, dated as of November 28, 2007, among Nielsen Business Media Holding Company, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.4(e) to the Company’s registration statement on Form S-4 dated as of June 4, 2008, incorporated herein by reference.

4.4(f)	Fifth Supplemental Indenture, dated as of April 9, 2008, among Audience Analytics, L.L.C. and Cannon Holdings, L.L.C., both affiliates of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.4(f) to the Company’s registration statement on Form S-4 dated as of June 4, 2008, incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION
4.4(g)

Sixth Supplemental Indenture, dated as of April 16, 2008, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors named on the signature pages thereto and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.1(a) to the Company’s current report on Form 8-K dated as of April 21, 2008, incorporated herein by reference.

4.4(h)	Seventh Supplemental Indenture, dated as of July 15, 2008, among Nielsen IAG, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, incorporated herein by reference.

4.4(i)	Eighth Supplemental Indenture, dated as of July 15, 2008, among RewardTV, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, incorporated herein by reference.

4.4(j)	Ninth Supplemental Indenture, dated as of September 24, 2008, among ACNeilsen eRatings.com, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.8 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, incorporated herein by reference.

4.5	Registration Rights Agreement, dated as of August 9, 2006, between Nielsen Finance LLC, Nielsen Finance Co. and the Initial Purchasers named therein, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.5 to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.6(a)	Indenture, dated as of August 9, 2006, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors named on the signature pages thereto and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.6(a) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.6(b)	First Supplemental Indenture, dated as of October 16, 2006, among Radio and Records, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.6(b) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.6(c)	Second Supplemental Indenture, dated as of August 15, 2007, among NetRatings, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2007, incorporated herein by reference.

4.6(d)	Third Supplemental Indenture, dated as of August 15, 2007, among Telephia, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2007, incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION
4.6(e)	Fourth Supplemental Indenture, dated as of November 28, 2007, among Nielsen Business Media Holding Company, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2008, incorporated herein by reference.

4.6(f)	Fifth Supplemental Indenture, dated as of November 28, 2007, among Audience Analytics, L.L.C., and Cannon Holdings, L.L.C., both affiliates of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2008, incorporated herein by reference.

4.6(g)	Sixth Supplemental Indenture, dated as of July 15, 2008, among Nielsen IAG, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, incorporated herein by reference.

4.6(h)	Seventh Supplemental Indenture, dated as of July 15, 2008, among RewardTV, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, incorporated herein by reference.

4.6(i)	Eighth Supplemental Indenture, dated as of September 24, 2008, among ACNielsen eRatings.com, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, incorporated herein by reference.

4.7	Registration Rights Agreement, dated as of August 9, 2006, between Nielsen Finance LLC, Nielsen Finance Co. and the Initial Purchasers named therein, for the 12 1/2% Senior Subordinated Discount Notes, filed as Exhibit 4.7 to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.8(a)	Trust Deed, dated October 29, 2002, by and between VNU N.V. and Deutsche Trustee Company Limited, filed as Exhibit 4.8(a) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

4.8(b)	Supplemental Trust Deed, dated October 27, 2003, by and between VNU N.V. and Deutsche Trustee Company Limited, filed as Exhibit 4.8(b) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.1†	Shareholders’ Agreement regarding VNU Group B.V., made as of December 21, 2006, among each of the AlpInvest Funds, each of the Blackstone Funds, each of the Carlyle Funds, each of the Hellman & Friedman Funds, each of the KKR Funds, each of the Thomas H. Lee Funds (all as listed on Schedule 1 thereto), Valcon Acquisition Holding (Luxembourg) S.A.R.L., Valcon Acquisition Holding B.V. and Valcon Acquisition B.V. , filed as Exhibit 10.1 to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

10.2†	Investment Agreement regarding Valcon Acquisition Holding (Luxembourg) S.á r.l., made as of November 6, 2006, among each of the AlpInvest Funds, each of the Blackstone Funds, each of the Carlyle Funds, each of the Hellman & Friedman Funds, each of the KKR Funds, each of the Thomas H. Lee Funds (all as listed on Schedule 1 thereto), Valcon Acquisition Holding (Luxembourg) S.A.R.L. and Centerview Partners Holdings L.L.C., filed as Exhibit 10.2 to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION
10.3	Advisory Agreement, dated as of July 31, 2006, by and among ACN Holdings Inc. and Valcon Acquisition B.V. , filed as Exhibit 10.2 to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

10.4	Advisory Agreement, dated as of July 31, 2006, by and among VNU Inc. and Valcon Acquisition B.V., filed as Exhibit 10.4 to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

10.5(a)	Employment Agreement, as amended, dated as of August 22, 2006, by and among David L. Calhoun, Valcon Acquisition Holding (Luxembourg) S.à r.l. and VNU, Inc., filed as Exhibit 10.5(a) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

10.5(b)	Side Letter to the Employment Agreement of David L. Calhoun, dated as of August 22, 2006, filed as Exhibit 10.5(b) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

10.5(c)	Employment Agreement, as amended and restated, dated as of December 15, 2008, by and among David L. Calhoun, Valcon Acquisition Holding (Luxembourg) S.à r.l. and TNC (US) Holdings, Inc.

10.6	Employment Arrangement, dated December 4, 2006, between VNU Group B.V. and Susan D. Whiting, filed as Exhibit 10.6 to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.7	Separation Letter Agreement, dated April 20, 2007, by and between The Nielsen Company B.V. and Robert A. Ruijter, filed as Exhibit 10.6 to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.8	Separation Letter Agreement, dated October 25, 2006, by and between VNU Group B.V. and Earl H. Doppelt, filed as Exhibit 10.6 to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.9	Separation Letter Agreement, dated March 5, 2007, by and between The Nielsen Company B.V. and Steve Schmidt, filed as Exhibit 10.6 to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.10(a)	2006 Stock Acquisition and Option Plan for Key Employees of Valcon Acquisition Holding B.V. and its Subsidiaries (as amended and restated), filed as Exhibit 10.10(a) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

10.10(b)	Form of Severance Agreement, filed as Exhibit 10.10(b) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.10(c)	Severance Agreement, dated as of February 2, 2007, by and between VNU Group B.V., VNU, Inc. and Susan D. Whiting, filed as Exhibit 10.10(c) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.10(d)	Restricted Stock Unit Award Agreement, dated as of January 15, 2007, between Valcon Acquisition Holding B.V. and Susan D. Whiting, filed as Exhibit 10.10(d) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.10(e)	Stock Option Agreement, dated as of February 2, 2007, between Valcon Acquisition Holding B.V. and Susan D. Whiting, filed as Exhibit 10.10(e) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION
10.10(f)	Sale Participation Agreement, dated as of February 2, 2007, between Valcon Acquisition Holding B.V. and Susan D. Whiting, filed as Exhibit 10.10(f) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.10(g)	Management Stockholder’s Agreement, dated as of February 2, 2007, between Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l. and Susan D. Whiting, filed as Exhibit 10.10(g) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.11	Form of Termination Protection Agreement, filed as Exhibit 10.10(g) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.12(a)	VNU Excess Plan, dated April 1, 2002, filed as Exhibit 10.12(a) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.12(b)	Amendment to the VNU Excess Plan, dated August 31, 2006, filed as Exhibit 10.12(b) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.12(c)	Second Amendment to the VNU Excess Plan, dated January 23, 2007, filed as Exhibit 10.12(c) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.13(a)	VNU Deferred Compensation Plan, dated April 1, 2003, filed as Exhibit 10.13(a) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.13(b)	Amendment to VNU, ACNielsen Corporation and VNU USA, Inc. Deferred Compensation Plan, dated May 10, 2006, filed as Exhibit 10.13(b) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.13(c)	Amendment to VNU, ACNielsen Corporation and VNU USA, Inc. Deferred Compensation Plan, dated October 28, 2008, filed as Exhibit 10.13(c) to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, incorporated herein by reference.

10.14	Amended and Restated Stock Option Agreement, filed as Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.

10.15	Form of Management Stockholder’s Agreement, filed as Exhibit 10.15 to the Company’s annual report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.

10.16	Form of Sales Participation Agreement, filed as Exhibit 10.16 to the Company’s annual report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.

10.17	Form of Stock Option Agreement, filed as Exhibit 10.17 to the Company’s annual report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.

10.18	Form of Offer Letter, dated October 24, 2006, by and between The Nielsen Company B.V. and James W. Cuminale, filed as Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.

10.19	Form of Offer Letter, dated February 20, 2007, by and between The Nielsen Company B.V. and Brian J. West, filed as Exhibit 10.19 to the Company’s annual report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION
10.20	Form of Offer Letter, dated March 22, 2007, by and between The Nielsen Company B.V. and Mitchell J. Habib, filed as Exhibit 10.20 to the Company’s annual report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.

10.21(a)	Amended and Restated Master Services Agreement, dated as of October 1, 2007, by and between Tata America International Corporation & Tata Consultancy Services Limited and ACNielsen(US), Inc., filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2008, incorporated herein by reference.

10.21(b)	Amendment Number 1 to the Amended and Restated Master Services Agreement, dated as of March 31, 2008, by and between Tata America International Corporation & Tata Consultancy Services Limited and ACNielsen(US), Inc., filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, incorporated herein by reference.

10.21(c)	Amendment Number 2 to the Amended and Restated Master Services Agreement, dated as of October 31, 2007, by and between Tata America International Corporation & Tata Consultancy Services Limited and ACNielsen(US), Inc., filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, incorporated herein by reference.

10.22(a)	Severance Agreement, dated as of June 4, 2007, by and between The Nielsen Company B.V., The Nielsen Company (US), Inc. and Itzhak Fisher.

10.22(b)	Stock Option Agreement, dated as of June 4, 2007, between Valcon Acquisition Holding B.V. and Pereg Holdings LLC.

10.22(c)	Rollover Stock Option Agreement, dated as of June 4, 2007, between Valcon Acquisition Holding B.V. and Pereg Holdings LLC.

10.22(d)	Sale Participation Agreement, dated as of June 4, 2007, Valcon Acquisition Holding B.V. and Pereg Holdings LLC.

10.22(e)	Management Stockholder’s Agreement, dated as of June 4, 2007, between Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l and Pereg Holdings LLC.

10.23	Form of Offer Letter, dated as of February 27, 2009, by and between The Nielsen Company B.V. and Itzhak Fisher.

12.1	Computation of Ratio of Earnings to Fixed Charges

21	The Nielsen Company B.V. Active Subsidiaries

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.1	Unaudited Pro Forma Consolidated Statement of Operations for the Year Ended December 31, 2006, filed as Exhibit 99.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.

†	The schedules and exhibits to these agreements are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V.

(Registrant)

Date: March 26, 2009	/s/ DAVID E. BERGER
David E. Berger
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BRIAN J. WEST Brian J. West	Chief Financial Officer (Principal Financial Officer)	March 26, 2009

/s/ DAVID E. BERGER David E. Berger	Senior Vice President, Controller (Principal Accounting Officer)	March 26, 2009

/s/ DAVID L. CALHOUN David L. Calhoun	Chief Executive Officer (Principal Executive Officer)	March 26, 2009

/s/ DUDLEY EUSTACE Dudley Eustace	Chairman of the Board	March 26, 2009

/s/ JAMES ATTWOOD James Attwood	Director	March 26, 2009

/s/ RICHARD BRESSLER Richard Bressler	Director	March 26, 2009

/s/ MICHAEL CHAE Michael Chae	Director	March 26, 2009

/s/ PATRICK HEALY Patrick Healy	Director	March 26, 2009

/s/ GERALD HOBBS Gerald Hobbs	Director	March 26, 2009

/S/ SIMON BROWN Simon Brown	Director	March 26, 2009

/s/ JAMES KILTS James Kilts	Director	March 26, 2009

/s/ IAIN LEIGH Iain Leigh	Director	March 26, 2009

/s/ ELIOT MERRILL Eliot Merrill	Director	March 26, 2009

/s/ ALEXANDER NAVAB Alexander Navab	Director	March 26, 2009

/s/ JAMES QUELLA James Quella	Director	March 26, 2009

/s/ SCOTT SCHOEN Scott Schoen	Director	March 26, 2009