Form 10-Q
period 2009-03-31
Nielsen CO B.V.
filed 2009-05-15
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
+31 23- 546 3463

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 258,463,857 shares of the registrant’s Common Stock outstanding as of April 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Nielsen Company B.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	March 31, 2009	December 31, 2008
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$410	$466
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $35 and $33 as of March 31, 2009 and December 31, 2008, respectively	901	958
Prepaid expenses and other current assets	221	189

Total current assets	1,532	1,613

Non-current assets
Property, plant and equipment, net	583	603
Goodwill	7,143	7,185
Other intangible assets, net	5,006	5,070
Deferred tax assets	331	319
Other non-current assets	540	568

Total assets	$15,135	$15,358

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$844	$1,019
Deferred revenues	443	438
Income tax liabilities	110	138
Current portion of long-term debt, capital lease obligations and short-term borrowings	419	421

Total current liabilities	1,816	2,016

Non-current liabilities
Long-term debt and capital lease obligations	8,157	8,073
Deferred tax liabilities	1,605	1,592
Other non-current liabilities	730	786

Total liabilities	12,308	12,467

Commitments and contingencies (Note 11)

Equity:
Shareholders’ equity
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at March 31, 2009 and December 31, 2008	58	58
Additional paid-in capital	4,346	4,342
Accumulated deficit	(1,091)	(1,095)
Accumulated other comprehensive loss, net of income taxes	(503)	(431)

Total shareholders’ equity	2,811	2,875

Noncontrolling interests	16	16
Total equity	2,827	2,891

Total liabilities and equity	$15,135	$15,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS)	2009	2008
Revenues	$1,133	$1,214

Cost of revenues, exclusive of depreciation and amortization shown separately below	497	552
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	390	423
Depreciation and amortization	132	117
Restructuring costs	5	7

Operating income	109	115

Interest income	2	5
Interest expense	(163)	(162)
(Loss)/gain on derivative instruments	(22)	30
Foreign currency exchange transaction gains/(losses), net	77	(93)
Other expense, net	(3)	(2)

Loss before income taxes and equity in net income/(loss) of affiliates	—	(107)
Benefit for income taxes	2	31
Equity in net income/(loss) of affiliates	3	(6)

Net income/(loss)	5	(82)
Less: net income attributable to noncontrolling interests	1	—

Net income/(loss) attributable to The Nielsen Company B.V.	$4	$(82)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS)	2009	2008
Operating Activities
Net income/(loss)	$5	$(82)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Share-based payments expense	4	6
Currency exchange rate differences on financial transactions and other (gains)/losses	(74)	95
Loss/(gain) on derivative instruments	22	(30)
Equity in net (income)/loss from affiliates, net of dividends received	1	10
Depreciation and amortization	132	117
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	40	41
Prepaid expenses and other current assets	(33)	(20)
Accounts payable and other current liabilities and deferred revenues	(121)	(182)
Other non-current liabilities	(2)	2
Interest payable	20	24
Income taxes	(30)	(54)

Net cash used in operating activities	(36)	(73)

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(31)	(20)
Proceeds from sale of subsidiaries and affiliates, net	—	9
Additions to property, plant and equipment and other assets	(29)	(43)
Additions to intangible assets	(35)	(26)
Other investing activities	7	(2)

Net cash used in investing activities	(88)	(82)

Financing Activities
Net borrowings from revolving credit facility	—	115
Proceeds from issuances of debt, net of issuance costs	291	—
Repayment of debt	(161)	(12)
Increase/(decrease) in other short-term borrowings	9	(4)
Settlement of derivatives and other financing activities	(56)	(1)

Net cash provided by financing activities	83	98

Effect of exchange-rate changes on cash and cash equivalents	(15)	12

Net decrease in cash and cash equivalents	(56)	(45)
Cash and cash equivalents at beginning of period	466	399

Cash and cash equivalents at end of period	$410	$354

Supplemental Cash Flow Information
Cash paid for income taxes	$28	$23
Cash paid for interest, net of amounts capitalized	$143	$138

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

On May 24, 2006, Nielsen was acquired through a tender offer to shareholders by Valcon Acquisition B.V. (“Valcon”), an entity formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, the “Sponsors”) and held 99.4% of Nielsen’s outstanding common shares as of December 31, 2007. In May 2008, Valcon acquired the remaining Nielsen common shares through a statutory squeeze-out procedure, pursuant to Dutch legal and regulatory requirements and therefore holds 100% of the Company’s outstanding common shares. Valcon also acquired 100% of the Company’s preferred B shares in the period from May 24, 2006 to December 31, 2006 which were subsequently cancelled. The common and preferred shares were delisted from the Euronext Amsterdam on July 11, 2006. Nielsen became a subsidiary of Valcon upon the consummation of the acquisition by Valcon (the “Valcon Acquisition”).

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

Prior to January 1, 2008, certain of the Company’s subsidiaries outside the United States and Canada were included in the consolidated financial statements on the basis of fiscal years ending November 30th in order to facilitate a timely consolidation. This one-month reporting lag was eliminated during the first quarter of 2008 and the impact to the consolidated balance sheets and related statements of operations and cash flows was immaterial for all periods.

Effective January 1, 2009, the Company adopted and retrospectively applied Statement of Financial Accounting Standards (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51,” (“SFAS 160”). This statement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the condensed consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests.

2. Summary of Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations”, a replacement of SFAS 141 (“SFAS 141(R)”). SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141(R) changes current practice, in part, as follows: (i) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (ii) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (iii) pre-acquisition contingencies, such as those relating to legal matters, will generally have to be accounted for in purchase accounting at fair value; (iv) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” would have to be met at the acquisition date; and (v) changes to valuation allowances for deferred income tax assets and adjustments to unrecognized tax benefits generally will be recognized as adjustments to income tax expense rather than goodwill. The Company adopted the provisions of SFAS 141(R) effective January 1, 2009 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements as of March 31, 2009 and for the three months then ended. However, the provisions of SFAS 141(R) will impact the Company’s treatment of adjustments to existing tax contingencies and business combinations after January 1, 2009.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157’) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, effective January 1, 2009, the Company adopted SFAS 157 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161, effective January 1, 2009, had no impact on the Company’s condensed consolidated financial statements as of March 31, 2009 and for the three months then ended. The additional disclosures required by this statement are included in Note 6 – “Fair Value of Financial Instruments”.

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits” and provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact FSP FAS 132(R)-1 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (‘FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the Company beginning in the second quarter 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Company beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

3. Acquisitions and Investments in Affiliates

For the three months ended March 31, 2009, Nielsen paid cash consideration of $31 million associated with both current period and previously executed acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, Nielsen recorded deferred consideration of $29 million, which is payable through March 2012. Had the current period acquisitions occurred as of January 1, 2009, the impact on Nielsen’s consolidated results of operations would have been immaterial.

For the three months ended March 31, 2008, Nielsen paid cash consideration of $20 million associated with acquisitions and investments in affiliates, net of cash acquired. Had these acquisitions occurred as of January 1, 2008, the impact on Nielsen’s consolidated results of operations would have been immaterial.

4. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2009.

(IN MILLIONS)	Consumer Services	Media	Business Media	Total
Balance, December 31, 2008	$2,553	$4,002	$630	$7,185
Acquisitions	—	21	—	21
Effect of foreign currency translation	(55)	(8)	—	(63)

Balance, March 31, 2009	$2,498	$4,015	$630	$7,143

At March 31, 2009, $351 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
(IN MILLIONS)	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Indefinite-lived intangibles:
Trade names and trademarks	$1,835	$1,860	$—	$—

Amortized intangibles:
Trade names and trademarks	$157	$157	$(17)	$(15)
Customer-related intangibles	2,972	2,970	(416)	(383)
Covenants-not-to-compete	40	34	(27)	(26)
Computer software	710	714	(280)	(274)
Patents and other	46	45	(14)	(12)

Total	$3,925	$3,920	$(754)	$(710)

The amortization expense for the three months ended March 31, 2009 and 2008 was $79 million and $71 million, respectively.

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

5. Restructuring Activities

Transformation Initiative

In December 2006, Nielsen announced its intention to expand its cost-saving programs to all areas of Nielsen’s operations worldwide. The Company further announced strategic changes as part of a major corporate transformation (“Transformation Initiative”). The Transformation Initiative is designed to make the Company a more successful and efficient enterprise. As such, the Company continues to execute cost-reduction programs by streamlining and centralizing corporate, operational and information technology functions, leveraging global procurement, consolidating real estate, and expanding, outsourcing or off shoring certain other operational and production processes. Implementation of these initiatives is expected to continue through 2009.

For the three months ended March 31, 2009 and 2008, Nielsen incurred restructuring charges of $5 million and $7 million, respectively, primarily relating to severance costs associated with employee terminations.

Other

Liabilities relating to other restructuring programs at March 31, 2009 are $1 million. These initiatives have been completed, but payments will continue until 2010.

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Transformation Initiative	Other	Total
Balance at December 31, 2008	$95	$2	$97
Charges	5	—	5
Payments	(22)	(1)	(23)
Effect of foreign currency translation	(2)	—	(2)

Balance at March 31, 2009	$76	$1	$77

6. Fair value of financial instruments

SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which the Company would transact, and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

The Company’s financial instruments are measured and recorded at fair value, except for equity method investments, cost method investments, and long-term debt. The Company’s equity method investments, cost method investments, and non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3:	Pricing inputs that are generally unobservable and may not be corroborated by market data.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

(IN MILLIONS)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments in mutual funds(1)	$2	$2	$—	$—
Plan assets for deferred compensation(2)	12	12	—	—
Investments in equity securities(3)	9	9	—	—

Total	$23	$23	$—	$—

Liabilities:
Interest rate swap arrangements(4)	$178	—	$178	$—
Foreign currency swap arrangements(4)	81	—	81	—
Deferred compensation liabilities(5)	12	12	—	—

Total	$271	$12	$259	$—

(1)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.
(2)

Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as trading securities with any gains or losses resulting from changes in fair value recorded in other expense, net.

(3)

Investments in equity securities are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as available-for-sale with any unrealized gains or losses resulting from changes in fair value recorded net of tax as a component of accumulated other comprehensive income/loss until realized.

(4)

Derivative financial instruments include foreign currency and interest rate swap arrangements recorded at fair value based on externally-developed valuation models that use readily observable market parameters and the consideration of counterparty risk.

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

Derivative Financial Instruments

Nielsen uses interest rate swap derivative instruments principally to manage the risk that changes in interest rates will affect the cash flows of its underlying debt obligations.

To qualify for hedge accounting, the hedging relationship must meet several conditions with respect to documentation, probability of occurrence, hedge effectiveness and reliability of measurement. Nielsen documents the relationship between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions as well as the hedge effectiveness assessment, both at the hedge inception and on an ongoing basis. Nielsen recognizes all derivatives at fair value either as assets or liabilities in the consolidated balance sheets and changes in the fair values of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. If specific cash flow hedge accounting criteria are met, Nielsen recognizes the changes in fair value of these instruments in accumulated other comprehensive income/loss.

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 7 “Long-term Debt and Other Financing Arrangements” for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. At March 31, 2009, Nielsen had no exposure to potential economic losses due to counterparty credit default risk on derivative financial instruments.

Interest Rate Risk

Nielsen is exposed to cash flow interest rate risk on the floating-rate U.S. Dollars and Euro Term Loans, and uses floating-to-fixed interest rate swaps to hedge this exposure. These interest rate swaps have various maturity dates through November 2012. For these derivatives, Nielsen reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income/loss and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction.

In February 2009, Nielsen entered into two three-year forward interest rate swap agreements with starting dates of November 9, 2009. These agreements fix the LIBOR-related portion of interest rates for $500 million of our variable-rate debt at an average rate of 2.47%. The commencement date of the interest rate swaps coincides with a $1 billion notional amount interest rate swap maturity that was entered into in November 2006. These derivative instruments have been designated as interest rate cash flow hedges.

In February 2009, Nielsen modified the reset interest rate underlying its $4,525 million senior secured term loan and, as a result, the related floating-to-fixed interest rate swap derivative financial instruments became ineffective. Cumulative losses deferred as a component of accumulated other comprehensive loss will be recognized in interest expense over the remaining term of the senior secured term loan being hedged. Beginning in February 2009, Nielsen began recording all changes in fair value of the floating-to-fixed interest rate swaps currently in earnings as a component of (loss)/gain on derivative instruments.

Nielsen expects to recognize approximately $84 million of pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments, which includes the aforementioned modification.

As of March 31, 2009 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments under SFAS 133
US Dollar term loan floating-to-fixed rate swaps	$500,000,000	November 2012	US Dollar

Interest rate swaps not designated as hedging instruments under SFAS 133
US Dollar term loan floating-to-fixed rate swap	$1,000,000,000	November 2009	US Dollar
US Dollar term loan floating-to-fixed rate swap	$500,000,000	February 2010	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$1,000,000,000	November 2010	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$800,000,000	November 2011	US Dollar
Euro term loan floating-to-fixed rate swap	$330,200,000	November 2009	Euro

Foreign Currency Risk

Nielsen has managed its exposure to changes in foreign currency exchange rates attributable to certain of its long-term debt through the use of foreign currency swap derivative instruments. When the derivative financial instrument is deemed to be highly effective in offsetting variability in the hedged item, changes in its fair value are recorded in accumulated other comprehensive loss and recognized contemporaneously with the earnings effects of the hedged item.

Nielsen holds a foreign currency swap maturing in May 2010 to hedge its exposure to foreign currency exchange rate movements on its GBP-denominated external debt. A notional amount of GBP 149 million with a fixed interest rate of 5.625% has been swapped to a notional amount of €227 million with a fixed interest rate of 4.033%. The swap has been designated as a foreign currency cash flow hedge.

In March 2009, Nielsen terminated a foreign currency swap, which converted a portion of its Euro-denominated external debt to U.S. Dollar-denominated debt and had an original maturity in February 2010. Nielsen received a cash settlement of approximately $2 million associated with this termination.

Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets

The fair values of our derivative instruments as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009				December 31, 2008
(IN MILLIONS)	Other Current Assets	Other Non-Current Assets	Accounts Payable and Other Current Liabilities	Other Non-Current Liabilities	Other Current Assets	Other Non-Current Assets	Accounts Payable and Other Current Liabilities	Other Non-Current Liabilities
Derivatives designated as hedging instruments under SFAS 133
Interest Rate Swaps(1)	$—	$—	$—	$8	$—	$—	$32	$137
Foreign Currency Swaps(1)	—	—	—	81	—	—	—	131

Total derivatives designated as hedging instruments under SFAS 133	$—	$—	$—	$89	$—	$—	$32	$268

Derivatives not designated as hedging instruments under SFAS 133
Interest Rate Swaps(1)	$—	$—	$40	$130	$—	$—	$3	$—
Foreign Currency Swaps(1)	—	—	—	—	—	22	—	—
Foreign Currency Forward Contracts	—	—	—	—	1	—	2	—

Total derivatives not designated as hedging instruments under SFAS 133	$—	$—	$40	$130	$1	$22	$5	$—

(1)

Individual amounts are shown at fair value, including accrued interest. Total accrued interest associated with these instruments was $17 million and $9 million as of March 31, 2009 and December 31, 2008, respectively. Accrued interest is included in accounts payable and other current liabilities in the condensed consolidated balance sheet.

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended March 31, 2009 and 2008 was as follows (amounts in millions):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31,			March 31,		March 31,
	2009	2008		2009	2008	2009	2008
Interest Rate Swaps	$(25)	$(87)	Interest expense	$(25)	$(7)	$(13)	$—
Foreign Currency Swap	8	(36)	Foreign currency exchange transaction gains/(losses), net	12	(36)	—	—

Total	$(17)	$(123)		$(13)	$(43)	$(13)	$—

Derivatives Not Designated as Hedging Instruments

The pre-tax effect of derivative instruments not designated as hedges for the three months ended March 31, 2009 and 2008 was as follows (amounts in millions):

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain/(Loss) Recognized in Statement of Operations on Derivatives	Amount of Gain/(Loss) Recognized in Statement of Operations on Derivatives
		March 31,
		2009	2008
Interest Rate Swaps	(Loss)/gain on derivative instruments	$2	$1
Foreign Currency Swaps	(Loss)/gain on derivative instruments	(19)	24
Foreign Currency Forward Contracts	(Loss)/gain on derivative instruments	(5)	5

Total		$(22)	$30

7. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of March 31, 2009.

	March 31, 2009		December 31, 2008
(IN MILLIONS)	Weighted Interest Rate	Carrying Amount	Weighted Interest Rate	Carrying Amount
$4,525 million senior secured term loan (LIBOR based variable rate of 2.53%) due 2013		$4,414		$4,426
EUR 546 million senior secured term loan (EURIBOR based variable rate of 3.44%) due 2013		721		759
$688 million senior secured revolving credit facility (EURIBOR or LIBOR based variable rate of 2.53%) due 2012		295		295

Total senior secured credit facilities (with weighted average interest rate)	2.83%	5,430	4.47%	5,480
$1,070 million 12.50% senior subordinated discount debenture loan due 2016		808		784
$870 million 10.00% senior debenture loan due 2014		869		869
$330 million 11.625% senior debenture loan due 2014		298		—
EUR 343 million 11.125% senior discount debenture loan due 2016		353		362
EUR 150 million 9.00% senior debenture loan due 2014		198		209
GBP (149 million and 250 million at March 31, 2009 and December 31, 2008, respectively) 5.625% debenture loan (EMTN) due 2010 or 2017 (effective rate 5.76%)		211		366
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 3.30%) due 2010		66		70
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 3.65%) due 2012		66		70
EUR 30 million 6.75% private placement debenture loan (EMTN) due 2012		41		44
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011 (effective rate 2.68%)		42		45

Total debenture loans (with weighted average interest rate)	11.37%	2,952	10.67%	2,819

Other loans		1		8

Total long-term debt		8,383		8,307
Capital lease obligations		121		121
Short-term debt		2		2
Bank overdrafts		70		64

Total debt and other financing arrangements		8,576		8,494
Less: Current portion of long-term debt, capital lease obligations and other short-term borrowings		419		421

Non-current portion of long-term debt and capital lease obligations		$8,157		$8,073

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For April 1, 2009 to December 31, 2009(1)	$330
2010	322
2011	87
2012	152
2013	4,966
2014	1,365
Thereafter	1,161

$8,383

(1)	Maturity includes $295 million associated with the Company’s senior secured revolving credit facility due in August 2012.

In January 2009 Nielsen issued $330 million in aggregate principal amount of 11.625 % Senior Notes due 2014 at an issue price of $297 million with cash proceeds of approximately $291 million, net of fees and expenses.

In March 2009 the Company purchased and cancelled approximately GBP 101 million of the total GBP 250 million outstanding 5.625% EMTN debenture notes. This transaction was pursuant to a cash tender offer, whereby the Company paid, and participating note holders received, a price of £940 per £1,000 in principal amount of the notes, plus accrued interest. In conjunction with the GBP note cancellation the Company satisfied, and paid in cash, a portion of the remarketing settlement value associated with the cancelled notes to the two holders of a remarketing option associated with the notes. In addition, the Company unwound a portion of its existing GBP/Euro foreign currency swap, which was previously designated as a foreign currency cash flow hedge. The Company recorded a net loss of $3 million as a result of the combined elements of this transaction during the three months ended March 31, 2009 as a component of other expense, net in the condensed consolidated statement of operations. The net cash paid for the combined elements of this transaction was approximately $197 million.

Subsequent events

In April 2009 Nielsen issued $500 million in aggregate principal amount of 11.5% Senior Notes due 2016 at an issue price of $461 million with cash proceeds of approximately $452 million, net of fees and expenses.

On May 12, 2009, the Company commenced a cash tender offer for any and all of its remaining outstanding GBP 149 million 5.625% EMTN debenture notes. The offer period is scheduled to expire May 22, 2009.

8. Comprehensive Income/(Loss)

The following table sets forth the components of comprehensive income/(loss), net of income tax expense:

	Three Months Ended March 31,
(IN MILLIONS)	2009	2008
Net income/(loss)	$5	$(82)
Other comprehensive loss, net of tax
Unrealized (losses)/gains on:
Currency translation adjustments	(70)	(29)
Available-for-sale securities	(1)	3
Changes in the fair value of cash flow hedges	(2)	(47)

Total other comprehensive loss	(73)	(73)

Total comprehensive loss	(68)	(155)
Less: comprehensive income/(loss) attributable to noncontrolling interests	—	—

Total other comprehensive loss attributable to The Nielsen Company B.V.	$(68)	$(155)

9. Income Taxes

Nielsen operates in approximately 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

The benefit for income taxes of $2 million for the three months ended March 31, 2009 did not result in a meaningful effective tax benefit rate as a result of a pre-tax net income/(loss) of zero. The effective tax rate was a benefit rate of 29% for the three months ended March 31, 2008.

The effective tax benefit rate for the three months ended March 31, 2009, although not meaningful as a percentage, is higher than the statutory rate primarily due to the favorable effect of certain foreign exchange gains and the impact of the tax rate differences in other jurisdictions where the Company files tax returns partially offset by the change in contingencies and interest on FIN 48 tax reserves. The effective tax benefit rate for the three months ended March 31, 2008 is higher than the statutory rate primarily due to change in the interest on FIN 48 tax reserves, state taxes, as well as, certain non-deductible charges which is partially offset by the impact of the tax rate differences in other jurisdictions where the Company files tax returns.

Liabilities for unrecognized income tax benefits totaled $174 million and $187 million as of March 31, 2009 and December 31, 2008, respectively.

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

The Internal Revenue Service (IRS) commenced examinations of certain of the Company’s U.S. Federal income tax returns for 2004 in the third quarter of 2006. The IRS also commenced examinations of certain of the Company’s U.S. Federal income tax returns for 2006 and 2007 in the first quarter of 2009. The Company is also under Canadian audit for the years 2002 through 2006. With the exception of the 2006 and 2007 U.S. Federal examinations, it is anticipated that all examinations will be completed within the next twelve months. To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

10. Related Party Transactions

The Company recorded $3 million in selling, general and administrative expenses related to Sponsor management fees, travel and consulting for both the three months ended March 31, 2009 and March 31, 2008.

11. Commitments and Contingencies

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

In connection with the acquisition of NMR, Nielsen recorded in 1999, a liability for NMR’s aggregate liability for payments related to the D&B Legacy Tax Matters. During the three months ended March 31, 2009, Nielsen recorded an additional provision of $6 million associated with the remaining matters in arbitration based upon rulings by the arbitrator relating to prior matters that resulted in unfavorable settlements. As of March 31, 2009, Nielsen has $17 million of remaining accruals, which are considered to be adequate to cover any liabilities associated with the remaining matters.

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida on April 30, 2009. The lawsuit alleges that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint does not specify the amount of damages sought and seeks declaratory and equitable relief. Nielsen believes this lawsuit is without merit and intends to defend it vigorously.

Except as described above, there are no other pending actions, suits or proceedings against or affecting Nielsen which, if determined adversely to Nielsen, would in its view, individually or in the aggregate, have a material effect on Nielsen’s business, consolidated financial position, results of operations and prospects.

Contractual Commitments

Outsourced Services Agreement

On February 19, 2008, Nielsen amended and restated its Master Services Agreement dated June 16, 2004 (“MSA”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly “TCS”). The term of the amended and restated MSA is for ten years, effective October 1, 2007, with a one year renewal option granted to Nielsen, during which ten year period (or if Nielsen exercises its renewal option, eleven year period) Nielsen has committed to purchase at least $1 billion in services from TCS. Unless mutually agreed, the payment rates for services under the amended and restated MSA are not subject to adjustment due to inflation or changes in foreign currency exchange rates. TCS will provide Nielsen with Information Technology, Applications Development and Maintenance and Business Process Outsourcing services globally. The amount of the purchase commitment may be reduced upon the occurrence of certain events, some of which also provide us with the right to terminate the agreement.

In addition, in 2008, Nielsen entered into an agreement with TCS to outsource our global IT Infrastructure services. The agreement has an initial term of seven years and provides for TCS to manage Nielsen’s infrastructure costs at an agreed upon level and to provide Nielsen’s infrastructure services globally. The agreement provides for an annual service charge of $39 million per year, which applies towards the satisfaction of Nielsen’s aforementioned purchased services commitment with TCS. The agreement is subject to earlier termination under certain limited conditions.

12. Segments

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

Information with respect to the operations of each Nielsen business segment for the three months ended March 31, 2009 and 2008, as well as total assets for each business segment as of March 31, 2009 and December 31, 2008, are set forth below based on the nature of the products and services offered and geographic areas of operations.

(IN MILLIONS)	Consumer Services	Media	Business Media	Corporate	Total
2009
Revenues	$597	$451	$85	$—	$1,133
Depreciation and amortization	$45	$74	$11	$2	$132
Restructuring costs	$3	$—	$1	$1	$5
Share-Based Compensation	$1	$1	$—	$2	$4
Operating income/(loss)	$53	$78	$11	$(33)	$109
Total assets as of March 31, 2009	$5,774	$7,726	$1,195	$440	$15,135

2008
Revenues	$680	$413	$123	$(2)	$1,214
Depreciation and amortization	$45	$60	$10	$2	$117
Restructuring costs	$4	$1	$—	$2	$7
Share-Based Compensation	$2	$2	$—	$2	$6
Operating income/(loss)	$44	$68	$26	$(23)	$115
Total assets as of December 31, 2008	$5,912	$7,742	$1,220	$484	$15,358

13. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the condensed consolidating balance sheet as of March 31, 2009 and December 31, 2008 and condensed consolidating statements of operations and cash flows for the three months ended March 31, 2009 and 2008. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., Nielsen Business Media Holding Company, TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen Business Media Holding Company, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are the Company and the subsidiary issuers (Nielsen Finance LLC and Nielsen Finance Co.), both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors of the debt issued by Nielsen.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Condensed Consolidated Balance Sheet (Unaudited)

March 31, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$2	$—	$126	$282	$—	$410
Trade and other receivables, net	—	—	394	507	—	901
Prepaid expenses and other current assets	2	19	108	92	—	221
Intercompany receivables	319	44	410	371	(1,144)	—

Total current assets	323	63	1,038	1,252	(1,144)	1,532

Non-current assets
Property, plant and equipment, net	—	—	368	215	—	583
Goodwill	—	—	5,304	1,839	—	7,143
Other intangible assets, net	—	—	3,872	1,134	—	5,006
Deferred tax assets	—	58	245	28	—	331
Other non-current assets	22	87	327	104	—	540
Equity investment in subsidiaries	2,841	—	3,538	—	(6,379)	—
Intercompany loans	463	7,256	887	1,447	(10,053)	—

Total assets	$3,649	$7,464	$15,579	$6,019	$(17,576)	$15,135

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$12	$84	$265	$483	$—	$844
Deferred revenues	—	—	283	160	—	443
Income tax liabilities	4	—	71	35	—	110
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	45	367	7	—	419
Intercompany payables	—	169	704	271	(1,144)	—

Total current liabilities	16	298	1,690	956	(1,144)	1,816

Non-current liabilities
Long-term debt and capital lease obligations	779	7,263	98	17	—	8,157
Deferred tax liabilities	36	—	1,450	119	—	1,605
Intercompany loans	—	—	9,164	889	(10,053)	—
Other non-current liabilities	7	128	336	259	—	730

Total liabilities	838	7,689	12,738	2,240	(11,197)	12,308

Total shareholders’ equity	2,811	(225)	2,841	3,763	(6,379)	2,811
Noncontrolling interests	—	—	—	16	—	16

Total equity	2,811	(225)	2,841	3,779	(6,379)	2,827

Total liabilities and equity	$3,649	$7,464	$15,579	$6,019	$(17,576)	$15,135

The Nielsen Company B.V.

Condensed Consolidated Balance Sheet

December 31, 2008

IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$162	$303	$—	$466
Trade and other receivables, net	—	—	427	531	—	958
Prepaid expenses and other current assets	2	17	74	96	—	189
Intercompany receivables	346	105	385	394	(1,230)	—

Total current assets	349	122	1,048	1,324	(1,230)	1,613

Non-current assets
Property, plant and equipment, net	—	—	378	225	—	603
Goodwill	—	—	5,284	1,901	—	7,185
Other intangible assets, net	—	—	3,888	1,182	—	5,070
Deferred tax assets	—	64	216	39	—	319
Other non-current assets	20	107	266	175	—	568
Equity investment in subsidiaries	2,881	—	3,760	—	(6,641)	—
Intercompany loans	632	6,929	985	1,564	(10,110)	—

Total assets	$3,882	$7,222	$15,825	$6,410	$(17,981)	$15,358

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$17	$113	$327	$562	$—	$1,019
Deferred revenues	—	—	280	158	—	438
Income tax liabilities	4	—	92	42	—	138
Current portion of long-term debt, capital lease obligations and other short-term borrowings	—	45	359	17	—	421
Intercompany payables	—	170	805	255	(1,230)	—

Total current liabilities	21	328	1,863	1,034	(1,230)	2,016

Non-current liabilities
Long-term debt and capital lease obligations	957	7,002	97	17	—	8,073
Deferred tax liabilities	18	—	1,455	119	—	1,592
Intercompany loans	—	—	9,086	1,024	(10,110)	—
Other non-current liabilities	11	129	443	203	—	786

Total liabilities	1,007	7,459	12,944	2,397	(11,340)	12,467

Total shareholders’ equity	2,875	(237)	2,881	3,997	(6,641)	2,875
Noncontrolling interests	—	—	—	16	—	16

Total equity	2,875	(237)	2,881	4,013	(6,641)	2,891

Total liabilities equity	$3,882	$7,222	$15,825	$6,410	$(17,981)	$15,358

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the three months ended March 31, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$625	$509	$(1)	$1,133

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	262	236	(1)	497
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	216	174	—	390
Depreciation and amortization	—	—	105	27	—	132
Restructuring costs	—	—	3	2	—	5

Operating income	—	—	39	70	—	109

Interest income	8	100	18	18	(142)	2
Interest expense	(16)	(142)	(131)	(16)	142	(163)
(Loss)/gain on derivative instruments	—	(18)	(4)	—	—	(22)
Foreign currency exchange transaction gains/(losses), net	1	50	7	19	—	77
Equity in net income/(loss) of subsidiaries	11	—	60	—	(71)	—
Other (expense)/income, net	(2)	—	(2)	1	—	(3)

Income/(loss) before income taxes and equity in net income of affiliates	2	(10)	(13)	92	(71)	—
Benefit/(provision) for income taxes	2	3	21	(24)	—	2
Equity in net income of affiliates	—	—	3	—	—	3

Net income/(loss)	4	(7)	11	68	(71)	5
Less: income attributable to noncontrolling interests	—	—	—	1	—	1

Net income/(loss) attributable to The Nielsen Company B.V.	$4	$(7)	$11	$67	$(71)	$4

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the three months ended March 31, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$652	$564	$(2)	$1,214

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	282	272	(2)	552
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	227	196	—	423
Depreciation and amortization	—	—	88	29	—	117
Restructuring costs	—	—	(2)	9	—	7

Operating income	—	—	57	58	—	115

Interest income	10	123	15	25	(168)	5
Interest expense	(20)	(136)	(159)	(15)	168	(162)
Gain on derivative instruments	—	24	6	—	—	30
Foreign currency exchange transaction losses, net	—	(84)	(4)	(5)	—	(93)
Equity in net (loss)/income of subsidiaries	(75)	—	(5)	—	80	—
Other income/(expense), net	1	—	(5)	2	—	(2)

(Loss)/income before income taxes and equity in net loss of affiliates	(84)	(73)	(95)	65	80	(107)
Benefit/(provision) for income taxes	2	22	26	(19)	—	31
Equity in net loss of affiliates	—	—	(6)	—	—	(6)

Net (loss)/income	(82)	(51)	(75)	46	80	(82)
Less: income attributable to noncontrolling interests	—	—	—	—	—	—

Net (loss)/income attributable to The Nielsen Company B.V.	$(82)	$(51)	$(75)	$46	$80	$(82)

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(3)	$32	$(74)	$9	$(36)

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(27)	(4)	(31)
Additions to property, plant and equipment and other assets	—	—	(17)	(12)	(29)
Additions to intangible assets	—	—	(34)	(1)	(35)
Other investing activities	4	—	—	3	7

Net cash provided by/(used in) investing activities	4	—	(78)	(14)	(88)

Financing activities:
Proceeds from issuances of debt	—	291	—	—	291
Repayments of debt	(142)	(11)	—	(8)	(161)
Increase in other short-term borrowings	—	—	11	(2)	9
Settlement of derivatives, intercompany and other financing activities	142	(312)	105	9	(56)

Net cash (used in)/provided by financing activities	—	(32)	116	(1)	83

Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(15)	(15)

Net increase/(decrease) in cash and cash equivalents	1	—	(36)	(21)	(56)
Cash and cash equivalents at beginning of period	1	—	162	303	466

Cash and cash equivalents at end of period	$2	$—	$126	$282	$410

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$2	$24	$(102)	$3	$(73)

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(20)	—	(20)
Proceeds from sale of subsidiaries and affiliates, net	—	—	—	9	9
Additions to property, plant and equipment and other assets	—	—	(36)	(7)	(43)
Additions to intangible assets	—	—	(22)	(4)	(26)
Other investing activities	—	—	(3)	1	(2)

Net cash used in investing activities	—	—	(81)	(1)	(82)

Financing activities:
Net borrowings from revolving credit facility	—	—	115	—	115
Repayments of debt	—	(11)	(1)	—	(12)
Increase/(decrease) in other short-term borrowings	(1)	—	(22)	19	(4)
Settlement of derivatives, intercompany and other financing activities	(2)	(13)	55	(41)	(1)

Net cash (used in)/provided by financing activities	(3)	(24)	147	(22)	98

Effect of exchange-rate changes on cash and cash equivalents	—	—	1	11	12

Net decrease in cash and cash equivalents	(1)	—	(35)	(9)	(45)
Cash and cash equivalents at beginning of period	1	—	65	333	399

Cash and cash equivalents at end of period	$—	$—	$30	$324	$354

The Nielsen Company B.V.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis supplements management’s discussion and analysis of The Nielsen Company B.V. (“the Company” or “Nielsen”) for the year ended December 31, 2008 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2009, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. These forward-looking statements are subject to numerous risks and uncertainties. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements. Unless required by context, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries.

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

Our Business Segments

Our Consumer Services segment provides critical consumer behavior information and analysis primarily to businesses in the consumer packaged goods industry. We are a global leader in retail measurement services and in longitudinal consumer household panel data. Our extensive database of retail and consumer information, combined with analytical capabilities, yields valuable strategic insights and information that influence our clients’ critical business decisions such as enhancing brand management strategies, developing and launching new products, identifying new marketing opportunities and improving marketing return on investment.

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

Our revenue is highly diversified by business segment, geography, and client. For the three months ended March 31, 2009, 53% of our revenues were generated from our Consumer Services segment, 40% from our Media segment and the remaining 7% from our Business Media segment. We conduct our business activities in approximately 100 countries. For the three months ended March 31, 2009, 55% of our revenues were generated in the U.S., 9% in the Americas excluding the U.S., 26% in Europe, the Middle East and Africa, and the remaining 10% in the Asia Pacific.

Valcon Acquisition

On May 24, 2006, Nielsen was acquired through a tender offer to shareholders by Valcon Acquisition B.V. (“Valcon”), an entity formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, the “Sponsors”) and held 99.4% of Nielsen’s outstanding common shares as of December 31, 2007. In May 2008, Valcon acquired the remaining Nielsen common shares through a statutory squeeze-out procedure, pursuant to Dutch legal and regulatory requirements and therefore holds 100% of the Company’s outstanding common shares. Valcon also acquired 100% of the Company’s preferred B shares in the period from May 24, 2006 to December 31,

2006 which were subsequently cancelled. The common and preferred shares were delisted from the Euronext Amsterdam on July 11, 2006. Nielsen became a subsidiary of Valcon upon the consummation of the acquisition by Valcon (the “Valcon Acquisition”).

Factors Affecting Our Financial Results

Foreign Currency

Our financial results are reported in U.S. Dollars and are therefore subject to the impact of movements in exchange rates on the translation of the financial information of individual businesses whose functional currencies are other than U.S. Dollars. Approximately 57% (55% for the three months ended March 31, 2008) of our revenues were denominated in U.S. Dollars during the three months ended March 31, 2009. Our principal foreign exchange revenue exposure is spread across several currencies, primarily the Euro, as set forth below:

(IN MILLIONS)	Three months ended March 31, 2009	Three months ended March 31, 2008
Euro	13%	15%
Other Currencies	30%	30%

As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under Item 3 “—Quantitative and Qualitative Disclosures about Market Risks.” In countries with currencies other than the U.S. Dollar, assets and liabilities are translated into U.S. Dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. Dollar to Euro exchange rate was $1.31 to €1.00 and $1.51 to €1.00 for the three months ended March 31, 2009 and 2008, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

Acquisitions and Investments in Affiliates

For the three months ended March 31, 2009, we paid cash consideration of $31 million associated with both current period and previously executed acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, we recorded deferred consideration of $29 million, which is payable through March 2012. Had the current period acquisitions occurred as of January 1, 2009, the impact on our consolidated results of operations would have been immaterial.

For the three months ended March 31, 2008, we paid cash consideration of $20 million associated with acquisitions and investments in affiliates, net of cash acquired. Had these acquisitions occurred as of January 1, 2008, the impact on our consolidated results of operations would have been immaterial.

Results of Operations—Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31, (unaudited)
(IN MILLIONS)	2009	2008
Revenues	$1,133	$1,214

Cost of revenues, exclusive of depreciation and amortization shown separately below	497	552
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	390	423
Depreciation and amortization	132	117
Restructuring costs	5	7

Operating income	109	115

Interest income	2	5
Interest expense	(163)	(162)
(Loss)/gain on derivative instruments	(22)	30
Foreign currency exchange transaction gains/(losses), net	77	(93)
Other expense, net	(3)	(2)

Loss before income taxes and equity in net income/(loss) of affiliates	—	(107)

Benefit for income taxes	2	31
Equity in net income/(loss) of affiliates	3	(6)

Net income/(loss)	$5	$(82)

Consolidated Results for the Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

When comparing our results for the three months ended March 31, 2009 with results for the three months ended March 31, 2008, the following should be noted:

Items affecting Operating Income for the three months ended March 31, 2009

•	For the three months ended March 31, 2009, foreign currency exchange rate fluctuations decreased revenue growth by 8.1% and decreased operating income growth by 6.3%.

•	We incurred $5 million of restructuring expense.

Items affecting Operating Income for the three months ended March 31, 2008

•	We incurred $7 million of restructuring expense.

Revenues

Our revenues decreased 6.7% to $ 1,133 million for the three months ended March 31, 2009 compared to $1,214 million for the three months ended March 31, 2008. Revenues increased 1.4% on a constant currency basis, driven by a 12.4% revenue increase at Media, partly offset by a 30.7% decline in Business Media revenues. Media’s revenue growth was the result of Nielsen Media’s continued revenue expansion due to the Local People Meter rollout in the U.S., and the impact of the AGB and IAG acquisitions, while the decline in Business Media was due to softness in advertising-related revenues at Publications, the divestiture of two non-core publications in the first half of 2008, lower attendance at Exhibitions driven by the economic downturn, and the shift of a major exhibition into the second quarter. Consumer’s revenues were flat on a constant currency basis as revenue growth in Latin America and Asia Pacific was offset by a revenue decline in Europe. Consumer’s North American revenues remained flat on a constant currency basis.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 9.9% to $497 million for the three months ended March 31, 2009 compared to $552 million for the three months ended March 31, 2008. On a constant currency basis, cost of revenues decreased by 1.8% due primarily to lower Publication costs at Business Media, the impact of the divestiture of the two publications, and headcount and other cost savings. In addition, Consumer’s cost of revenues decreased due to Europe’s productivity savings that offset volume related increases in other Consumer regions. These savings were partly offset by higher cost of revenues on a constant currency basis at Media as a result of the AGB and IAG acquisitions and volume related increases at Nielsen Media.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 7.9% to $390 million for the three months ended March 31, 2009 compared to $423 million for the three months ended March 31, 2008 and were relatively flat on a constant currency basis. Selling, general and administrative expenses were lower on a constant currency basis at Business Media and Consumer as a result of volume and productivity actions. These savings were offset by increased selling, general and administrative expenses at Media due to the impact of the AGB and IAG acquisitions, partly offset by lower selling, general and administrative expenses at Nielsen Media.

Depreciation and Amortization

Depreciation and amortization increased 12.4% to $132 million for the three months ended March 31, 2009 compared to $117 million for the three months ended March 31, 2008. On a constant currency basis, depreciation and amortization expense increased 18.1% driven by higher depreciation related to increased capital investment in 2008 on projects to enhance global infrastructure, improve product offerings and service delivery, and increased amortization due to the impact of the AGB and IAG acquisitions and the finalization of purchase price amortization related to the buyout of NetRatings.

Restructuring Costs

We incurred $5 million in restructuring costs relating to employee terminations for the three months ended March 31, 2009 and $7 million in restructuring costs associated with employee terminations for the three months ended March 31, 2008. All severance costs have been or will be settled in cash.

Operating Income

Operating income for the three months ended March 31, 2009 was $109 million, compared to $115 million for the three months ended March 31, 2008, a decrease of 5.3%. Excluding the impact of restructuring costs and the effects of foreign currency translation, our 2009 operating income increased 1.3% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Excluding the impact of restructuring costs and the effects of foreign currency translation, operating income increased on constant currency basis 28.8% at Consumer Services as a result of growth in Latin America and Asia Pacific and productivity actions in Europe and North America, and 14.0% at Media as a result of Nielsen Media’s top line growth, cost savings compared to the prior year, and the impact of the AGB acquisition. Operating income decreased on a constant currency basis 58.5% at Business Media as result of lower Publication and Exhibitions revenues, the shift of a major event to the second quarter, and the impact of the divestiture of the two non-core publications.

Interest Income and Expense

Interest income was $2 million for the three months ended March 31, 2009 compared to $5 million for the three months ended March 31, 2008. Interest expense was $163 million for the three months ended March 31, 2009 compared to $162 million for the three months ended March 31, 2008, an increase of 2.6% excluding the impact of foreign exchange.

(Loss)/Gain on Derivative Instruments

The loss on derivative instruments was $22 million for the three months ended March 31, 2009 compared to a gain of $30 million for the three months ended March 31, 2008. The change resulted primarily from movements in the Euro relative to the U.S. Dollar in the current period as compared to the prior period associated with a foreign currency swap derivative instrument entered into during 2007.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction gains or losses, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.31 to €1.00 and $1.51 to €1.00 for the three months ended March 31, 2009 and the three months ended March 31, 2008, respectively.

Foreign currency exchange resulted in a $77 million gain for the three months ended March 31, 2009 compared to a $93 million loss recorded in the three months ended March 31, 2008 as a result of the fluctuation in the value of the U.S. Dollar against the Euro and other currencies.

Loss before Income Taxes and Equity in Net Income/(Loss) of Affiliates

For the three months ended March 31, 2009, loss from continuing operations before income taxes, and equity in net income/loss of affiliates was zero as compared to a $107 million loss for the three months ended March 31, 2008. The current period compared with the prior period results primarily reflect foreign currency exchange gains in the three months ended March 31, 2009, and lower restructuring expenses related to the Transformation Initiative, partly offset by the loss on derivative instruments recorded for the three months ended March 31, 2009.

Benefit for Income Taxes

We operate in approximately 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

The benefit for income taxes of $2 million for the three months ended March 31, 2009 did not result in a meaningful effective tax benefit rate as a result of a pre-tax net income/(loss) of zero. The effective tax rate was a benefit rate of 29% for the three months ended March 31, 2008.

The effective tax benefit rate for the three months ended March 31, 2009, although not meaningful as a percentage, is higher than the statutory rate primarily due to the favorable effect of certain foreign exchange gains and the impact of the tax rate differences in other jurisdictions where we file tax returns partially offset by the change in contingencies and interest on FIN 48 tax reserves. The effective tax benefit rate for the three months ended March 31, 2008 is higher than the statutory rate primarily due to change in the interest on FIN 48 tax reserves, state taxes, as well as, certain non-deductible charges which is partially offset by the impact of the tax rate differences in other jurisdictions where the company files tax returns.

Liabilities for unrecognized income tax benefits totaled $174 million and $187 million as of March 31, 2009 and December 31, 2008, respectively.

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

The Internal Revenue Service (IRS) commenced examinations of certain of our U.S. Federal income tax returns for 2004 in the third quarter of 2006. The IRS also commenced examinations of certain of our U.S. Federal income tax returns for 2006 and 2007 in the first quarter of 2009. We are also under Canadian audit for the years 2002 through 2006. With the exception of the 2006 and 2007 U.S. Federal examinations, it is anticipated that all examinations will be completed within the next twelve months. To date, we are not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

Business Segment Results for the Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

Revenues

The table below sets forth certain supplemental revenue growth data for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, both on an as-reported and constant currency basis. In order to determine the percentage change in items on a constant currency basis, we adjust these items to remove the positive and negative impacts of foreign exchange. Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

	Three Months Ended March 31 (unaudited)		% Variance 2009 vs 2008
(IN MILLIONS)	2009	2008	Reported	Constant Currency
Revenues by segment
Consumer Services	$597	$680	(12.1)%	0.4%
Media	451	413	9.3%	12.4%
Business Media	85	123	(31.2)%	(30.7)%
Corporate and Eliminations	—	(2)	n/a	n/a

Total	$1,133	$1,214	(6.7)%	1.4%

Consumer Services revenue by service
Retail Measurement Services	$414	$475	(12.7)%	1.2%
Consumer Panel Services	61	63	(2.3)%	5.8%
Customized Research Services	59	68	(14.5)%	(1.8)%
Other Services	63	74	(14.3)%	(7.2)%

Total	$597	$680	(12.1)%	0.4%

Media Revenues by division
Media	$391	$343	14.1%	16.5%
Entertainment	30	36	(17.3)%	(10.6)%
Online	30	34	(11.6)%	(6.9)%

Total	$451	$413	9.3%	12.4%

(% of Revenue)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenues by segment
Consumer Services	53%	56%
Media	40%	34%
Business Media	7%	10%

Total Nielsen	100%	100%

Consumer Services revenues by service
Retail Measurement Services	37%	39%
Consumer Panel Services	5%	6%
Customized Research Services	5%	6%
Other Services	6%	5%

Total	53%	56%

Media revenues by division
Media	34%	28%
Entertainment	3%	3%
Online	3%	3%

Total	40%	34%

Business Media	7%	10%

Consumer Services. Revenues decreased 12.1% to $597 million for the three months ended March 31, 2009 compared to $680 million for the three months ended March 31, 2008. On a constant currency basis, revenue growth was flat as growth of 1.2% in Retail Measurement Services and 5.8% in Consumer Panel was offset by a decline of 7.2% in Other Services, such decline as a result of lower BASES revenue partly offset by increased Analytical Consulting revenues, and a decline of 1.8% in Customized Research due to lower discretionary spending. Overall, there was a slowing of growth in both developed and developing markets as clients pulled back on their discretionary spending. Europe declined by 2.8% and North America was flat, while Latin America grew by 8.4% and Asia Pacific grew by 3.2%.

Media. Revenues increased 9.3% to $451 million for the three months ended March 31, 2009 compared to $413 million for the three months ended March 31, 2008. On a constant currency basis, Media’s growth of 12.4% was largely due to an 8.7% increase in Nielsen Media North America and the impact of the AGB and IAG acquisitions, partly offset by lower Online and Entertainment revenues and the impact of the divestiture of SRDS and Perq/HCI in December 2008. Nielsen Media North America’s growth continued as a result of increased demand for television audience measurement services, new business, price increases and the continued NPM and the LPM expansion. The following markets went live in January 2009: Sacramento, Orlando and St. Louis. In total, six new markets are expected to go live in 2009. Nielsen Media International grew 4.6% on a constant currency basis, primarily in Europe. Online declined 6.9% as a result of lower revenues in the U.S., while Entertainment declined by 10.6% primarily due to lower studio testing.

Business Media. Revenues for the three months ended March 31, 2009 were $85 million, a decline of 31.2% compared to $123 million for the three months ended March 31, 2008. On a constant currency basis, Business Media decreased by 30.7% due to lower Publication revenues caused by industry softness and the divestiture of two non-core publications in the first half of 2008. In addition, Exposition revenues declined as a result of lower exhibitor attendance driven by the economic downturn and the shift of a major event to the second quarter. Excluding the results of the two non-core publication divestitures and the event shift, Business Media’s revenues decreased by 24.5%.

Operating Income/(Loss)

The table below sets forth supplemental operating income data for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, both on an as reported and adjusted basis, adjusting for those items affecting operating income/(loss), as described above on page 26 within the Consolidated Results commentary. Adjusted operating income/(loss) is a non-GAAP measure and is presented to illustrate the effect of restructuring and other items on reported operating income/(loss), which we consider to be unusual and non-recurring in nature. Adjusted operating income/(loss) is not a presentation made in accordance with GAAP, and our use of the this term may vary from others in our industry. Adjusted operating income/(loss) should not be considered as an alternative to operating income/(loss) or net income/(loss), or any other performance measures derived in accordance with GAAP as measures of operating performance.

(IN MILLIONS) THREE MONTHS ENDED MARCH 31, 2009	Reported Operating Income/(Loss)	Restructuring Charges	Adjusted Operating Income/(Loss)
Operating Income/Loss
Consumer Services	$47	$3	$50
Media	74	—	74
Business Media	10	1	11
Corporate and Eliminations	(22)	1	(21)

Total	$109	$5	$114

(IN MILLIONS) THREE MONTHS ENDED MARCH 31, 2008	Reported Operating Income/(Loss)	Restructuring Charges	Adjusted Operating Income/(Loss)
Operating Income/Loss
Consumer Services	$42	$4	$46
Media	67	1	68
Business Media	26	—	26
Corporate and Eliminations	(20)	2	(18)

Total	$115	$7	$122

Consumer Services. Adjusted operating income for the three months ended March 31, 2009 was $50 million compared to adjusted operating income of $46 million for the three months ended March 31, 2008, an increase of 7.3%, and an increase of 28.8% on a constant currency basis. Revenues were relatively flat for the period as described above as a result of the growth in Latin America and Asia Pacific being offset by the revenue decline in Europe. Both cost of revenues and selling, general and administrative expenses decreased, 3.3% and 1.7%, respectively, on a constant currency basis, primarily due to headcount reductions and productivity programs put in place previously in North America and Europe as a result of the Transformation Initiative, offsetting volume related cost increases elsewhere, thereby resulting in an improvement in adjusted operating income.

Media. Adjusted operating income was $74 million for the three months ended March 31, 2009 compared to adjusted operating income of $68 million for the three months ended March 31, 2008, an increase of 10.2%, and an increase of 14.0% on a constant currency basis. The increase was primarily attributable to revenue related growth at Nielsen Media driven by the continued LPM expansion and the operating income impact of the AGB acquisition. Media’s cost of revenues, on a constant currency basis, increased by 11.3% due to the impact of the AGB and IAG acquisitions and Nielsen Media’s North America volume related increase, partly offset by lower volume related decreases elsewhere, including Entertainment, and the impact of the SRDS and Perq/HCI divestitures. Media’s selling, general and administrative expenses increased as result of the acquisitions, partly offset by savings at Nielsen Media and the impact of the SRDS and Perq/HCI divestitures.

Business Media. Adjusted operating income for the three months ended March 31, 2009 was $11 million compared to adjusted operating income of $26 million for the three months ended March 31, 2008, a decrease of 58.5% on a constant currency basis as a result of the 30.7% revenue decline discussed above. Both cost of revenues and selling, general and administrative expenses decreased, 36.7% and 16.7%, respectively, on a constant currency basis for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to headcount reductions, the impact of the divestiture of the two non-core publications in the first half of 2008, lower publication and conferences costs, and lower editorial, marketing and promotional spending.

Corporate and Eliminations. The adjusted operating loss for the three months ended March 31, 2009 was $21 million compared to an adjusted operating loss of $18 million for the three months ended March 31, 2008.

Liquidity and Capital Resources

Overview

Since the Valcon Acquisition and related financing, our contractual obligations, commitments and debt service requirements over the next several years are significant. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash.

We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our senior secured debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations, and capital spending over the next year. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise. It is possible that continued changes to global economic conditions could adversely affect our cash flows through increased interest costs or our ability to obtain external financing or to refinance existing indebtedness.

Use of Proceeds of Transactions and other Financing Transactions

In January 2009 we issued $330 million in aggregate principal amount of 11.625 % Senior Notes due 2014 at an issue price of $297 million with cash proceeds of approximately $291 million net of fees and expenses.

In March 2009 we purchased and cancelled approximately GBP 101 million of our total GBP 250 million outstanding 5.625% EMTN debenture notes. This transaction was pursuant to a cash tender offer, whereby the Company paid, and participating note holders received, a price of £940 per £1,000 in principal amount of the notes, plus accrued interest. In conjunction with the GBP note cancellation we satisfied, and paid in cash, a portion of the remarketing settlement value associated with the cancelled notes to the two holders of a remarketing option associated with the notes. In addition, we unwound a portion of our existing GBP/Euro foreign currency swap, which was previously designated as a foreign currency cash flow hedge. The net cash paid for the combined elements of this transaction was approximately $197 million.

In February 2009, we entered into two three-year forward interest rate swap agreements with starting dates of November 9, 2009. These agreements fix the LIBOR-related portion of interest rates for $500 million of our variable-rate debt at an average rate of 2.47%. The commencement date of the interest rate swaps coincides with a $1 billion notional amount interest rate swap maturity that was entered into in November 2006. These derivative instruments have been designated as interest rate cash flow hedges.

Subsequent events

In April 2009 we issued $500 million in aggregate principal amount of 11.5 % Senior Notes due 2016 at an issue price of $461 million with cash proceeds of approximately $452 million net of fees and expenses.

On May 12, 2009 we commenced a cash tender offer for any and all of our remaining outstanding GBP 149 million 5.625% EMTN debenture notes. The offer period is scheduled to expire May 22, 2009.

Cash Flows

At March 31, 2009, cash and cash equivalents were $410 million and our total indebtedness was $8,576 million. In addition, we also had $388 million available for borrowing under our senior secured revolving credit facility at March 31, 2009.

Operating activities. Net cash used in operating activities was $36 million for the three months ended March 31, 2009, compared to $73 million for the three months ended March 31, 2008. The primary drivers for the increase in cash flows from operating activities were the growth in business income, improvement in trade payables, lower bonus payments and other one-time payments offset by higher interest and tax payments.

Investing activities. Net cash used in investing activities was $88 million for the three months ended March 31, 2009, compared to $82 million for the three months ended March 31, 2008. The higher net cash used was primarily driven by higher acquisition payments and lower proceeds from sale of subsidiaries in 2009 offset by lower capital expenditures.

Capital expenditures for property, plant, equipment, software and other assets totaled $64 million for the three months ended March 31, 2009 versus $69 million for the three months ended March 31, 2008. The primary reasons for the decrease in capital expenditures related to lower 2009 spend on the LPM expansion by Nielsen Media.

Financing activities. Net cash provided by financing activities was $83 million for the three months ended March 31, 2009 as compared to $98 million for the three months ended March 31, 2008. The lower source of cash was mainly driven by the purchase and cancellation of GBP 101 million of our total GBP 250 million outstanding 5.625% EMTN debenture notes and the unwinding of the related foreign currency swap. This was offset by higher proceeds on issuance of debt.

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

In addition, our senior secured credit facility contains a covenant that requires Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a minimum ratio of Covenant EBITDA to Consolidated Interest Expense of 1.25 to 1.0, including Nielsen interest expense, calculated for the trailing four quarters (as determined under our senior secured credit facility), commencing with the fiscal quarter ended September 30, 2007. For test periods commencing between October 1, 2007 and September 30, 2008, the minimum ratio is 1.35 to 1.0 and for the test period commencing October 1, 2008 and ending September 30th, 2009 the minimum ratio requirement will be 1.50 to 1.0. This covenant “steps up” over time to a minimum ratio of Covenant EBITDA to Consolidated Interest

Expense of 1.75 to 1.0, including Nielsen interest expense, as of the last day of the fiscal quarter ended September 30, 2011. For test periods commencing:

(1)	between October 1, 2011 and September 30, 2012, the minimum ratio is 1.60 to 1.0; and,

(2)	after October 1, 2012, the minimum ratio is 1.50 to 1.0.

Failure to comply with either of these covenants would result in an event of default under our senior secured credit facility unless waived by our senior credit lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our senior secured credit facility and these covenants are material to us. As of March 31, 2009, we were in compliance with the covenants described above.

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

The following is a reconciliation of our net income/(loss) from continuing operations, for the three and twelve months ended March 31, 2009, to Covenant EBITDA as defined above under our senior secured credit facilities:

	Covenant EBITDA (unaudited)
(IN MILLIONS)	Three months ended March 31, 2009	Twelve months ended March 31, 2009
Income/(loss) from continuing operations	$5	$(434)
Interest expense, net	161	626
(Benefit)/provision for income taxes	(2)	33
Depreciation and amortization	132	519

EBITDA	296	744
Non-cash charges(1)	2	444
Unusual or non-recurring items(2)	(47)	(67)
Restructuring charges and business optimization costs(3)	7	133
Cost savings(4)	NA	25
Sponsor monitoring fees(5)	3	11
Other(6)	(4)	21

Covenant EBITDA	$257	$1,311

Credit Statistics:
Current portion of long term debt, capital lease obligation and other short-term borrowings	$419
Long term debt and capital lease obligations	8,157

Total debt	8,576

Cash and cash equivalents	410
Less: Additional deduction per credit agreement	10

Cash and cash equivalents excluding cash of unrestricted subsidiaries/deduction	400

Net debt, including Nielsen net debt(7)	8,176
Less: Unsecured debenture loans	(2,952)
Less: Other unsecured net debt	(1)

Secured net debt(8)	$5,223

Net debt, excluding $351 million (at March 31, 2009) of Nielsen net debt(9)	$7,825
Ratio of secured net debt to Covenant EBITDA	3.98
Ratio of net debt (excluding Nielsen net debt) to Covenant EBITDA(10)	5.97
Consolidated interest expense, including Nielsen interest expense(11)	502
Ratio of Covenant EBITDA to Consolidated Interest Expense, including Nielsen interest expense	2.61

(1)	Consists of non-cash items that are permitted adjustments in calculating covenant compliance under the senior secured credit facility, primarily goodwill impairment.

(2)	Unusual or non-recurring items include (amounts in millions):

	Three months ended March 31, 2009	Twelve months ended March 31, 2009
Currency exchange rate differences on financial transactions and other gains (a)	$(74)	$(178)
Loss on Derivative Instruments	22	67
Duplicative running costs(b)	3	22
U.S. Listing/Consulting Fees Costs	—	6
Other(e)	2	16

Total	$(47)	$(67)

(a)	Represents foreign exchange gains or losses on revaluation of external debt and intercompany loans.
(b)	Represents the costs incurred in Europe as a result of the parallel running of data factory systems expected to be eliminated. Also includes duplicative Transformation Initiative running costs.
(c)	Includes other unusual or non-recurring items that are required or permitted adjustments in calculating covenant compliance under the senior secured credit facility.
(3)	Restructuring charges and business optimization costs (including costs associated with Transformation Initiative), severance and relocation costs.
(4)	Represents the amount of run rate cost savings related to the Transformation Initiative projected by us in good faith to be realized as a result of specified actions. Run rate savings represent estimated annualized savings expected to be realized one year from March 31, 2009. We do not make specific assumptions relating to run rate cost savings on an interim basis. See Note 5 to the condensed consolidated financial statements, “Restructuring Activities”, contained in Part I, Item 1 above for discussion of the Transformation Initiative.

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

(5)	Represents the annual Sponsor monitoring fees.
(6)	These adjustments include the pro forma EBITDA impact of businesses that were acquired during the last twelve months, gain on sale of fixed assets, subsidiaries and affiliates, dividends received from affiliates; equity in net income of affiliates, and the exclusion of Covenant EBITDA attributable to unrestricted subsidiaries.
(7)	Net debt, including Nielsen net debt, is not a defined term under GAAP. Net debt is calculated as total debt less cash and cash equivalents at March 31, 2009 excluding a contractual $10 million threshold.
(8)	The net secured debt is the consolidated total net debt that is secured by a lien on any assets or property of a loan party or a restricted subsidiary.
(9)	Net debt, as defined, excluding $351 million of Nielsen net debt, is not a defined term under GAAP. Nielsen and our unrestricted subsidiaries are not subject to the restrictive covenants contained in the senior secured credit facility, and Nielsen’s Senior Discount Notes are not considered obligations of any of Nielsen’s subsidiaries. Therefore, these notes will not be taken into account when calculating the ratios under the senior secured credit facility.
(10)	For the reasons discussed in footnote (9) above, the ratio of net debt (excluding Nielsen’s Senior Discount Notes) to Covenant EBITDA presented above does not include $351 million of Nielsen net indebtedness.
(11)

Consolidated interest expense is not a defined term under GAAP. Consolidated interest expense for any period is defined in our senior secured credit facility as the sum of (i) the cash interest expense of Nielsen Holding and Finance B.V. and its subsidiaries with respect to all outstanding indebtedness, including all commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance and net costs under swap contracts, net of cash interest income, and (ii) any cash payments in respect of the accretion or accrual of discounted liabilities during such period related to borrowed money (with a maturity of more than one year) that were amortized or accrued in a previous period, excluding, in each case, however, among other things, the amortization of deferred financing costs and any other amounts of non-cash interest, the accretion or accrual of discounted liabilities during such period, commissions, discounts, yield and other fees and charges incurred in connection with certain permitted receivables financing and all non-recurring cash interest expense consisting of liquidated damages for failure to timely comply with registration rights obligations and financing fees. Consolidated interest expense, including Nielsen interest expense, is not a defined term under GAAP. Consolidated interest expense, including Nielsen interest expense, is calculated as total consolidated interest expense for the four consecutive fiscal quarter periods ended on March 31, 2009, including $47 million of interest expense of Nielsen as follows:

(IN MILLIONS)
Cash Interest Expense	$499
Less: Cash Interest Income	18

Net Cash Interest Expense for the twelve months ended March 31, 2009	481
Plus: Pro Forma impact for acquisitions, divestitures and debt issuance and retirement	21

Pro Forma Cash Interest Expense for the twelve months ended March 31, 2009	$502

See “—Liquidity and Capital Resources” for further information on our indebtedness and covenants.

Transactions with Sponsors and Other Related Parties

We recorded $3 million in selling, general and administrative expenses related to Sponsor management fees, travel and consulting for both the three months ended March 31, 2009 and March 31, 2008.

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

In connection with the acquisition of NMR, we recorded in 1999, a liability for NMR’s aggregate liability for payments related to the D&B Legacy Tax Matters. During the three months ended March 31, 2009, we recorded an additional provision of $6 million associated with the remaining matters in arbitration based upon rulings by the arbitrator relating to prior matters that resulted in unfavorable settlements. As of March 31, 2009, we had $17 million of remaining accruals, which are considered to be adequate to cover any liabilities associated with the remaining matters.

Except as described above, there are no other pending actions, suits or proceedings against or affecting us which, if determined adversely to us, would in our view, individually or in the aggregate, have a material effect on our business, consolidated financial position, results of operations and prospects.

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida on April 30, 2009. The lawsuit alleges that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint does not specify the amount of damages sought and seeks declaratory and equitable relief. We believe this lawsuit is without merit and intend to defend it vigorously.

Contractual Commitments

Outsourced Services Agreement

On February 19, 2008, we amended and restated its Master Services Agreement dated June 16, 2004 (“MSA”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly “TCS”). The term of the amended and restated MSA is for ten years, effective October 1, 2007; with a one year renewal option granted to us, during which ten year period (or if we exercise our renewal option, eleven year period). We have committed to purchase at least $1 billion in services from TCS. Unless mutually agreed, the payment rates for services under the amended and restated MSA are not subject to adjustment due to inflation or changes in foreign currency exchange rates. TCS will provide us with Information Technology, Applications Development and Maintenance and Business Process Outsourcing services globally. The amount of the purchase commitment may be reduced upon the occurrence of certain events, some of which also provide us with the right to terminate the agreement.

In addition, in 2008, we entered into an agreement with TCS to outsource our global IT Infrastructure services. The agreement has an initial term of seven years and provides for TCS to manage our infrastructure costs at an agreed upon level and to provide us infrastructure services globally. The agreement provides for an annual service charge of $39 million per year, which applies towards the satisfaction of our aforementioned purchased services commitment with TCS. The agreement is subject to earlier termination under certain limited conditions.

Off-Balance Sheet Arrangements

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditure or capital resources.

Summary of Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”, a replacement of SFAS 141 (“SFAS 141(R)”). SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141(R) changes current practice, in part, as follows: (i) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (ii) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (iii) pre-acquisition contingencies, such as those relating to legal matters, will generally have to be accounted for in purchase accounting at fair value; (iv) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” would have to be met at the acquisition date; and (v) changes to valuation allowances for deferred income tax assets and adjustments to unrecognized tax benefits generally will be recognized as adjustments to income tax expense rather than goodwill. We adopted the provisions of SFAS 141(R) effective January 1, 2009 and such adoption did not have a material impact on our condensed consolidated financial statements as of March 31, 2009 and for the three months then ended. However, the provisions of SFAS 141(R) will impact our treatment of adjustments to existing tax contingencies and business combinations after January 1, 2009.

Effective January 1, 2009, we adopted and retrospectively applied SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51,” (“SFAS 160”). This statement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the condensed consolidated financial statements and requires disclosure, on the face of the condensed consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, effective January 1, 2009, we adopted SFAS 157 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161, effective January 1, 2009, had no impact on our condensed consolidated financial statements as of March 31, 2009 and for the three months then ended. The additional disclosures required by this statement are included in Note 6 – “Fair Value of Financial Instruments”.

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits” and provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the impact FSP FAS 132(R)-1 will have on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (‘FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We are exposed to market risk, primarily related to foreign exchange and interest rates. We actively monitor these exposures. To manage the volatility relating to these exposures, we historically entered into a variety of derivative financial instruments, mainly interest rate swaps, foreign currency swaps and forward rate agreements. Currently we only employ basic contracts, that is, without options, embedded or otherwise. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings, cash flows and the value of our net investments in subsidiaries resulting from changes in interest rates and foreign currency rates. It is our policy not to trade in financial instruments.

Foreign Currency Exchange Risk

We operate globally, deriving approximately 43% of revenues for the three months ended March 31, 2009 in currencies other than the U.S. Dollar. We predominantly generate revenue and expenses in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure.

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

The table below details the percentage of revenues and expenses by currency for the period from January 1, 2009 to March 31, 2009:

	U.S. Dollars	Euro	Other Currencies
Revenues	57%	13%	30%
Operating costs	57%	14%	29%

Based on the twelve months ended December 31, 2008, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $5 million annually, with an immaterial impact on operating income.

In March 2009, we terminated a foreign currency swap, which converted a portion of its Euro-denominated external debt to U.S. Dollar-denominated debt and had an original maturity in February, 2010. We received a cash settlement of approximately $2 million associated with this termination.

Interest Rate Risk

At March 31, 2009, we had $5,562 million in carrying value of debt under our senior secured credit facilities and our EMTN floating rate notes which are based on a floating rate index. A one percentage point increase in these floating rates would increase our annual interest expense by approximately $56 million. Given our exposure to volatility in floating rates, we continuously evaluate hedging opportunities, which have resulted in our execution of interest rate swap hedging instruments in November 2006, January 2007, February 2008 and February 2009. After giving effect to these interest rate swap agreements, a one percentage point increase in interest rates would increase interest expense by approximately $19 million. As a result of our hedging strategies, the rate of interest that we pay on our indebtedness was not significantly affected by recent fluctuations in interest rates resulting from current adverse conditions in global credit markets.

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

Our overall risk interest rate risk management strategy as well as recent developments in the U.S. and global financial markets resulted in adjustments to our tolerable exposures to interest rate and foreign currency risk. In February 2009, Nielsen modified the reset interest rate underlying its $4,525 million senior secured term loan in order to achieve additional economic interest benefit and, as a result, the related floating-to-fixed interest rate swap derivative financial instruments became ineffective. In addition, in February 2009, we entered into two three-year forward interest rate swap agreements with starting dates of November 9, 2009. These agreements fix the LIBOR-related portion of interest rates for $500 million of our variable-rate debt at an average rate of 2.47%. The commencement date of the interest rate swaps coincides with a $1 billion notional amount interest rate swap maturity that was entered into in November 2006. These derivative instruments have been designated as interest rate cash flow hedges.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the

Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits
4.4(k)	Tenth Supplemental Indenture, dated as of February 13, 2009, among AGB Nielsen Media Research B.V., a company incorporated in the Netherlands and an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014

4.6(j)	Ninth Supplemental Indenture, dated as of February 13, 2009, among AGB Nielsen Media Research B.V., a company incorporated in the Netherlands and an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016

4.9(a)	First Supplemental Indenture, dated as of February 13, 2009, among AGB Nielsen Media Research B.V., a company incorporated in the Netherlands and an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 11.625% Senior Notes due 2014

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V.

(Registrant)

Date: May 14, 2009	/s/ David E. Berger
David E. Berger
Senior Vice President and Corporate Controller
Duly Authorized Officer and Principal Accounting Officer

EXHIBITS

Exhibit Number	Description of Exhibits
4.4(k)	Tenth Supplemental Indenture, dated as of February 13, 2009, among AGB Nielsen Media Research B.V., a company incorporated in the Netherlands and an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014

4.6(j)	Ninth Supplemental Indenture, dated as of February 13, 2009, among AGB Nielsen Media Research B.V., a company incorporated in the Netherlands and an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016

4.9(a)	First Supplemental Indenture, dated as of February 13, 2009, among AGB Nielsen Media Research B.V., a company incorporated in the Netherlands and an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 11.625% Senior Notes due 2014

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)