Form 10-Q
period 2009-06-30
Nielsen CO B.V.
filed 2009-08-13
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-142546-29

The Nielsen Company B.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-0366864
(State of incorporation)	(I.R.S. Employer Identification No.)

770 Broadway	Diemerhof 2
New York, New York 10003	1112 XL Diemen
(646) 654-5000	The Netherlands
+31 (0) 20 398 87 77

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 258,463,857 shares of the registrant’s Common Stock outstanding as of July 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Nielsen Company B.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	June 30, 2009	December 31, 2008
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$386	$466
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $33 as of June 30, 2009 and December 31, 2008	937	958
Prepaid expenses and other current assets	216	189

Total current assets	1,539	1,613
Non-current assets
Property, plant and equipment, net	594	603
Goodwill	7,317	7,185
Other intangible assets, net	5,086	5,070
Deferred tax assets	323	319
Other non-current assets	557	568

Total assets	$15,416	$15,358

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$898	$1,019
Deferred revenues	442	438
Income tax liabilities	105	138
Current portion of long-term debt, capital lease obligations and short-term borrowings	121	421

Total current liabilities	1,566	2,016
Non-current liabilities
Long-term debt and capital lease obligations	8,593	8,073
Deferred tax liabilities	1,580	1,592
Other non-current liabilities	621	786

Total liabilities	12,360	12,467

Commitments and contingencies (Note 13)
Equity:
Shareholders’ equity
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at June 30, 2009 and December 31, 2008	58	58
Additional paid-in capital	4,340	4,342
Accumulated deficit	(1,100)	(1,095)
Accumulated other comprehensive loss, net of income taxes	(260)	(431)

Total shareholders’ equity	3,039	2,875
Noncontrolling interests	17	16

Total equity	3,056	2,891

Total liabilities and equity	$15,416	$15,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2009	2008	2009	2008
Revenues	$1,227	$1,304	$2,360	$2,518

Cost of revenues, exclusive of depreciation and amortization shown separately below	504	571	1,001	1,123
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	396	430	786	853
Depreciation and amortization	137	125	269	242
Restructuring costs	6	9	11	16

Operating income	184	169	293	284

Interest income	2	5	4	10
Interest expense	(153)	(160)	(316)	(322)
(Loss)/gain on derivative instruments	(11)	3	(33)	33
Foreign currency exchange transaction (losses)/gains, net	(46)	12	31	(81)
Other expense, net	(10)	(1)	(13)	(3)

(Loss)/income from continuing operations before income taxes and equity in net income of affiliates	(34)	28	(34)	(79)
Benefit/(provision) for income taxes	20	(16)	22	15
Equity in net income of affiliates	5	7	8	1

(Loss)/income from continuing operations	(9)	19	(4)	(63)
Discontinued operations, net of tax	—	(3)	—	(3)

Net (loss)/income	(9)	16	(4)	(66)
Less: net income attributable to noncontrolling interests	—	1	1	1

Net (loss)/income attributable to The Nielsen Company B.V.	$(9)	$15	$(5)	$(67)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(IN MILLIONS)	2009	2008
Operating Activities
Net loss	$(4)	$(66)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based payments expense	(1)	13
Loss on sale of discontinued operations, net of tax	—	3
Currency exchange rate differences on financial transactions and other losses	(18)	84
Loss/(gain) on derivative instruments	33	(33)
Equity in net (income)/loss from affiliates, net of dividends received	(1)	5
Depreciation and amortization	269	242
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	44	(18)
Prepaid expenses and other current assets	(22)	(7)
Accounts payable and other current liabilities and deferred revenues	(146)	(183)
Other non-current liabilities	(4)	4
Interest receivable	—	2
Interest payable	85	64
Income taxes	(84)	(40)

Net cash provided by operating activities	151	70

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(43)	(251)
Proceeds from sale of subsidiaries and affiliates, net	16	23
Additions to property, plant and equipment and other assets	(61)	(107)
Additions to intangible assets	(71)	(64)
Other investing activities	16	(4)

Net cash used in investing activities	(143)	(403)

Financing Activities
Net (repayments)/borrowings on revolving credit facility	(220)	185
Proceeds from issuances of other debt, net of issuance costs	1,223	217
Repayments of other debt	(893)	(160)
(Decrease)/increase in other short-term borrowings	(42)	13
Valcon capital (return)/contribution	(1)	72
Settlement of derivatives and other financing activities	(166)	(3)

Net cash (used in)/provided by financing activities	(99)	324

Effect of exchange-rate changes on cash and cash equivalents	11	13

Net (decrease)/increase in cash and cash equivalents	(80)	4
Cash and cash equivalents at beginning of period	466	399

Cash and cash equivalents at end of period	$386	$403

Supplemental Cash Flow Information
Cash paid for income taxes	$62	$25
Cash paid for interest, net of amounts capitalized	$231	$258

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

1. Background and Basis of Presentation

Background

The Nielsen Company B.V. (the “Company” or “Nielsen”) is a global information and media company with leading market positions and recognized brands. Nielsen is organized into three segments: Consumer Services, Media and Business Media. Nielsen is active in approximately 100 countries, with its headquarters located in Diemen, the Netherlands and New York, USA.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€“). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

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

2. Summary of Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations”, a replacement of SFAS 141 (“SFAS 141(R)”). SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model was eliminated. Additionally, SFAS 141(R) changes current practice, in part, as follows: (i) contingent consideration arrangements are fair valued at the acquisition date and included on that basis in the purchase price consideration; (ii) transaction costs are expensed as incurred, rather than capitalized as part of the purchase price; (iii) pre-acquisition contingencies, such as those relating to legal matters, are generally accounted for in purchase accounting at fair value; (iv) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” have to be met at the acquisition date; and (v) changes to valuation allowances for deferred income tax assets and adjustments to unrecognized tax benefits generally are recognized as adjustments to income tax expense rather than goodwill. The Company adopted the provisions of SFAS 141(R) effective January 1, 2009 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements as of June 30, 2009 and for the three and six months then ended. However, the provisions of SFAS 141(R) will impact the Company’s treatment of adjustments to existing tax contingencies and business combinations after January 1, 2009.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157’) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, effective January 1, 2009, the Company adopted SFAS 157 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on the Company’s condensed consolidated financial statements as of June 30, 2009 and for the three and six months then ended.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161, effective January 1, 2009, had no impact on the Company’s condensed consolidated financial statements as of June 30, 2009 and for the three and six months then ended. The additional disclosures required by this statement are included in Note 7 – “Fair Value of Financial Instruments”.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (‘FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments. The adoption of FSP 107-1/APB 28-1, effective April 1, 2009, had no impact on the Company’s condensed consolidated financial statements as of June 30, 2009 and for the three and six months then ended. The additional disclosures required by this statement are included in Note 8 – “Long-term Debt and Other Financing Arrangements”.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements. The Company has evaluated subsequent events through August 12, 2009, the date of issuance of its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of SFAS 167 on its consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have a material impact on the Company’s consolidated financial statements.

3. Acquisitions and Investments in Affiliates

For the six months ended June 30, 2009, Nielsen paid cash consideration of $43 million associated with both current period and previously executed acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, Nielsen recorded deferred consideration of $34 million, substantially all of which is payable through March 2012. Had the current period acquisitions occurred as of January 1, 2009, the impact on Nielsen’s consolidated results of operations would have been immaterial.

On May 15, 2008, the Company completed the acquisition of IAG Research, Inc, subsequently rebranded as Nielsen IAG (“IAG”), for $223 million (including non-cash consideration of $1 million and an additional $1 million in transaction costs paid during the second half of 2008), which was net of $12 million of cash acquired. The acquisition expanded the Company’s television and internet analytics services through IAG’s measurement of consumer engagement with television programs, national commercials and product placements.

For the six months ended June 30, 2008, Nielsen paid cash consideration of $30 million associated with other acquisitions and investments in affiliates, net of cash acquired. Had IAG and the other acquisitions occurred as of January 1, 2008, the impact on Nielsen’s consolidated results of operations would have been immaterial.

4. Business Divestitures

During the six months ended June 30, 2009, the Company received $16 million in net proceeds associated with business divestitures, primarily associated with the sale of the Brazilian exposition business within its Business Media segment.

During the six months ended June 30, 2008, the Company received $23 million in net proceeds associated with two divestitures within its Business Media segment and the final settlement of the sale of its Directories segment to World Directories. The impact of these transactions on the Company’s consolidated results of operations was immaterial.

On February 8, 2007, Nielsen completed the sale of a significant portion of its Business Media Europe (BME) unit for $414 million in cash. During the three and six months ended June 30, 2008, Nielsen recorded a charge of $3 million relating to the settlement of outstanding litigation associated with the disposed of unit.

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2009.

(IN MILLIONS)	Consumer Services	Media	Business Media	Total
Balance, December 31, 2008	$2,553	$4,002	$630	$7,185
Acquisitions and purchase price adjustments	6	22	—	28
Dispositions	—	—	(6)	(6)
Effect of foreign currency translation	109	1	—	110

Balance, June 30, 2009	$2,668	$4,025	$624	$7,317

At June 30, 2009, $335 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
(IN MILLIONS)	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Indefinite-lived intangibles:
Trade names and trademarks	$1,907	$1,860	$—	$—

Amortized intangibles:
Trade names and trademarks	$156	$157	$(19)	$(15)
Customer-related intangibles	3,019	2,970	(462)	(383)
Covenants-not-to-compete	22	34	(14)	(26)
Computer software	756	714	(322)	(274)
Patents and other	60	45	(17)	(12)

Total	$4,013	$3,920	$(834)	$(710)

Amortization expense for the three months ended June 30, 2009 and 2008 was $83 million and $77 million, respectively. Amortization expense for the six months ended June 30, 2009 and 2008 was $162 million and $148 million, respectively.

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

For the three and six months ended June 30, 2009 and 2008, Nielsen incurred restructuring charges of $6 million and $11 million and $9 million and $16 million, respectively, primarily relating to severance costs associated with employee terminations.

Other

Liabilities relating to other restructuring programs at June 30, 2009 are $1 million. These initiatives have been completed, but payments will continue until 2010.

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Transformation Initiative	Other	Total
Balance at December 31, 2008	$95	$2	$97
Charges	11	—	11
Payments	(46)	(1)	(47)

Balance at June 30, 2009	$60	$1	$61

7. Fair Value of Financial Instruments

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

(IN MILLIONS)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments in mutual funds(1)	$2	$2	$—	$—
Plan assets for deferred compensation(2)	14	14	—	—
Investments in equity securities(3)	8	8	—	—

Total	$24	$24	$—	$—

Liabilities:
Interest rate swap arrangements(4)	$153	—	$153	$—
Deferred compensation liabilities(5)	14	14	—	—

Total	$167	$14	$153	$—

(1)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.

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

(4)

Derivative financial instruments include interest rate swap arrangements recorded at fair value based on externally-developed valuation models that use readily observable market parameters and the consideration of counterparty risk.

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

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 8 “Long-term Debt and Other Financing Arrangements” for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements,

Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. At June 30, 2009, Nielsen had no exposure to potential economic losses due to counterparty credit default risk on derivative financial instruments.

Interest Rate Risk

Nielsen is exposed to cash flow interest rate risk on the floating-rate U.S. Dollar and Euro Term Loans, and uses floating-to-fixed interest rate swaps to hedge this exposure. These interest rate swaps have various maturity dates through November 2012. For these derivatives, Nielsen reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income/loss and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction.

In February 2009, Nielsen entered into two three-year forward interest rate swap agreements with starting dates of November 9, 2009. These agreements fix the LIBOR-related portion of interest rates for $500 million of the Company’s variable-rate debt at an average rate of 2.47%. The commencement date of the interest rate swaps coincides with a $1 billion notional amount interest rate swap maturity that was entered into in November 2006. These derivative instruments have been designated as interest rate cash flow hedges.

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

Nielsen expects to recognize approximately $76 million of pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments, which includes the aforementioned modification.

As of June 30, 2009 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments under SFAS 133
US Dollar term loan floating-to-fixed rate swaps	$500,000,000	November 2012	US Dollar
Interest rate swaps not designated as hedging instruments under SFAS 133
US Dollar term loan floating-to-fixed rate swap	$1,000,000,000	November 2009	US Dollar
US Dollar term loan floating-to-fixed rate swap	$500,000,000	February 2010	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$1,000,000,000	November 2010	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$800,000,000	November 2011	US Dollar
Euro term loan floating-to-fixed rate swap	$351,200,000	November 2009	Euro

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

Nielsen held a foreign currency swap, which had been designated as a foreign currency cash flow hedge, maturing in May 2010 to hedge its exposure to foreign currency exchange rate movements on its GBP 250 million outstanding 5.625% EMTN debenture notes. In March 2009 the Company purchased and cancelled approximately GBP 101 million of the total GBP 250 million outstanding 5.625% EMTN debenture notes through a tender offer and unwound a portion of the existing swap. Subsequent to the March 2009 tender offer, a notional amount of GBP 149 million with a fixed interest rate of 5.625% had been swapped to a notional amount of €227 million with a fixed interest rate of 4.033%. The swap was fully terminated in June 2009 in conjunction with the Company’s completion of a tender offer for these remaining outstanding debenture notes (see Note 8 “Long-term Debt and Other Financing Arrangements” for more information on the March and June 2009 tender offer transactions).

In March 2009, Nielsen terminated a foreign currency swap, which converted a portion of its Euro-denominated external debt to U.S. Dollar-denominated debt and had an original maturity in February 2010. No hedge designation had been made for this swap. Nielsen received a cash settlement of approximately $2 million associated with this termination.

Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009				December 31, 2008
(IN MILLIONS)	Other Current Assets	Other Non- Current Assets	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Other Current Assets	Other Non- Current Assets	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Derivatives designated as hedging instruments under SFAS 133
Interest Rate Swaps	$—	$—	$—	$1	$—	$—	$32	$137
Foreign Currency Swaps	—	—	—	—	—	—	—	131

Total derivatives designated as hedging instruments under SFAS 133	$—	$—	$—	$1	$—	$—	$32	$268

Derivatives not designated as hedging instruments under SFAS 133
Interest Rate Swaps	$—	$—	$32	$120	$—	$—	$3	$—
Foreign Currency Swaps	—	—	—	—	—	22	—	—
Foreign Currency Forward Contracts	—	—	—	—	1	—	2	—

Total derivatives not designated as hedging instruments under SFAS 133	$—	$—	$32	$120	$1	$22	$5	$—

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended June 30, 2009 and 2008 was as follows (amounts in millions):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) June 30,		Location of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from OCI into Income (Effective Portion) June 30,		Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) June 30,
	2009	2008		2009	2008	2009	2008
Interest Rate Swaps	$7	$77	Interest expense	$—	$(14)	$(24)	$—
Foreign Currency Swap	15	2	Foreign currency exchange transaction gains/(losses), net	16	2	—	—

Total	$22	$79		$16	$(12)	$(24)	$—

The pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended June 30, 2009 and 2008 was as follows (amounts in millions):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) Six months ended June 30,		Location of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from OCI into Income (Effective Portion) Six months ended June 30,		Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Six months ended June 30,
	2009	2008		2009	2008	2009	2008
Interest Rate Swaps	$(18)	$(10)	Interest expense	$(25)	$(21)	$(37)	$—
Foreign Currency Swap	23	(34)	Foreign currency exchange transaction gains/(losses), net	28	(34)	—	—

Total	$5	$(44)		$3	$(55)	$(37)	$—

Derivatives Not Designated as Hedging Instruments

The pre-tax effect of derivative instruments not designated as hedges for the three months ended June 30, 2009 and 2008 was as follows (amounts in millions):

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain/(Loss) Recognized in Statement of Operations on Derivatives	Amount of Gain/(Loss) Recognized in Statement of Operations on Derivatives
		Three months ended June 30,
		2009	2008
Interest Rate Swaps	(Loss)/gain on derivative instruments	$(11)	$1
Foreign Currency Swaps	(Loss)/gain on derivative instruments	—	(1)
Foreign Currency Forward Contracts	(Loss)/gain on derivative instruments	—	3

Total		$(11)	$3

The pre-tax effect of derivative instruments not designated as hedges for the six months ended June 30, 2009 and 2008 was as follows (amounts in millions):

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain/(Loss) Recognized in Statement of Operations on Derivatives	Amount of Gain/(Loss) Recognized in Statement of Operations on Derivatives
		Six Months Ended June 30,
		2009	2008
Interest Rate Swaps	(Loss)/gain on derivative instruments	$(9)	$2
Foreign Currency Swaps	(Loss)/gain on derivative instruments	(19)	23
Foreign Currency Forward Contracts	(Loss)/gain on derivative instruments	(5)	8

Total		$(33)	$33

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of June 30, 2009.

(IN MILLIONS)	June 30, 2009			December 31, 2008
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
Senior secured term loan ($2,988 million and $4,525 million at June 30, 2009 and December 31, 2008, respectively) (LIBOR based variable rate of 2.32%) due 2013		$2,988	$2,676		$4,426	$2,979
$1,008 million senior secured term loan (LIBOR based variable rate of 4.07%) due 2016		1,005	903		—	—
Senior secured term loan (EUR 325 million and EUR 546 million at June 30, 2009 and December 31, 2008, respectively) (EURIBOR based variable rate of 2.95%) due 2013		457	411		759	513
EUR 175 million senior secured term loan (EURIBOR based variable rate of 4.70%) due 2016		245	221		—	—
$500 million 8.50% senior secured term loan due 2017		500	490		—	—
$688 million senior secured revolving credit facility (EURIBOR or LIBOR based variable rate of 2.31%) due 2012		75	66		295	199

Total senior secured credit facilities (with weighted average interest rate)	3.62%	5,270	4,767	4.47%	5,480	3,691
$1,070 million 12.50% senior subordinated discount debenture loan due 2016		833	535		784	303
$870 million 10.00% senior debenture loan due 2014		869	821		869	691
$500 million 11.5% senior debenture loan due 2016		461	447		—	—
$330 million 11.625% senior debenture loan due 2014		299	295		—	—
EUR 343 million 11.125% senior discount debenture loan due 2016		385	235		362	89
EUR 150 million 9.00% senior debenture loan due 2014		211	181		209	136
GBP 250 million 5.625% debenture loan (EMTN) due 2010 or 2017		—	—		366	285
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 2.64%) due 2010		70	63		70	53
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 2.81%) due 2012		70	56		70	45
EUR 30 million 6.75% private placement debenture loan (EMTN) due 2012		44	35		44	28
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011		43	34		45	32

(IN MILLIONS)	June 30, 2009			December 31, 2008
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
Total debenture loans (with weighted average interest rate)	12.08%	3,285	2,702	10.67%	2,819	1,662
Other loans	1.82%	1	1	6.28%	8	8

Total long-term debt	6.87%	8,556	7,470	6.57%	8,307	5,361
Capital lease and other obligations		133			121
Short-term debt		3			2
Bank overdrafts		22			64

Total debt and other financing arrangements		8,714			8,494
Less: Current portion of long-term debt, capital lease and other obligations and other short-term borrowings		121			421

Non-current portion of long-term debt and capital lease and other obligations		$8,593			$8,073

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For July 1, 2009 to December 31, 2009 (1)	$82
2010	82
2011	55
2012	126
2013	3,457
2014	1,391
Thereafter	3,363

$8,556

(1)	Maturity includes $75 million associated with the Company’s senior secured revolving credit facility due in August 2012.

In January 2009 Nielsen issued $330 million in aggregate principal amount of 11.625 % Senior Notes due 2014 at an issue price of $297 million with cash proceeds of approximately $290 million, net of fees and expenses.

In March 2009 the Company purchased and cancelled approximately GBP 101 million of the total GBP 250 million outstanding 5.625% EMTN debenture notes. This transaction was pursuant to a cash tender offer, whereby the Company paid, and participating note holders received, a price of GBP 940 per GBP 1,000 in principal amount of the notes, plus accrued interest. In conjunction with the GBP note cancellation the Company satisfied, and paid in cash, a portion of the remarketing settlement value associated with the cancelled notes to the two holders of a remarketing option associated with the notes. In addition, the Company unwound a portion of its existing GBP/Euro foreign currency swap, which was previously designated as a foreign currency cash flow hedge. The Company recorded a net loss of $3 million as a result of the combined elements of this transaction in March 2009 as a component of other expense, net in the condensed consolidated statement of operations. The net cash paid for the combined elements of this transaction was approximately $197 million.

In April 2009 Nielsen issued $500 million in aggregate principal amount of 11.5% Senior Notes due 2016 at an issue price of $461 million with cash proceeds of approximately $452 million, net of fees and expenses.

In June 2009, the Company purchased and cancelled all of its remaining outstanding GBP 149 million 5.625% EMTN debenture notes. This transaction was pursuant to a cash tender offer, whereby the Company paid, and participating note holders received, par value for the notes, plus accrued interest. In conjunction with the GBP note cancellation the Company satisfied, and paid in cash, the remarketing settlement value to the two holders of the remaining portion of the remarketing option associated with the notes. In addition, the Company unwound the remaining portion of its existing GBP/Euro foreign currency swap, which was previously designated as a foreign currency cash flow hedge. The Company recorded a net loss of approximately $12 million in June 2009 as a component of other expense, net in the condensed consolidated statement of operations as a result of the combined elements of this transaction. The net cash paid for the combined elements of this transaction was approximately $330 million.

In June 2009 Nielsen Finance LLC (“Nielsen Finance”), a wholly owned subsidiary of the Company, entered into a Senior Secured Loan Agreement with Goldman Sachs Lending Partners, LLC, which provides for senior secured term loans in the aggregated principal amount of $500 million (the “New Term Loans”) bearing interest at a fixed rate of 8.50%. The New Term Loans are secured on a pari passu basis with the Company’s existing obligations under its senior secured credit facilities and have a maturity of eight years. The net proceeds from the issuance of the New Term Loans of approximately $481 million were used in their entirety to pay down senior secured term loan obligations under the Company’s existing senior secured credit facilities.

In June 2009 Nielsen Finance received the requisite consent to amend its senior secured credit facilities to permit, among other things: (i) future issuances of additional secured notes or loans, which may include, in each case, indebtedness secured on a pari passu basis with Nielsen Finance’s obligations under the senior secured credit facilities, so long as (a) the net cash proceeds from any such issuance are used to prepay term loans under the senior secured credit facilities at par until $500 million of term loans have been paid, and (b) 90% of the net cash proceeds in excess of the first $500 million from any such issuance (but all of the net cash proceeds after the first $2.0 billion) are used to prepay term loans under the senior secured credit facilities at par; and (ii) allow Nielsen Finance to agree with lenders to extend the maturity of their term loans and revolving commitments and for it to pay increased interest rates or otherwise modify the terms of their loans in connection with such an extension (subject to certain limitations, including mandatory increases of interest rates under certain circumstances) (collectively, the “Amendment”). In connection with the Amendment, Nielsen Finance extended the maturity of $1.25 billion of their existing term loans from August 9, 2013 to May 1, 2016. The interest rate margins of term loans that were extended were increased to 3.75%. The Amendment and the subsequent extension of maturity of a portion of the existing term loans is considered a modification of the Company’s existing obligations and has been reflected as such in the condensed consolidated financial statements. The Company recorded a charge of approximately $4 million during the three months ended June 30, 2009 as a component of other expense, net in the condensed consolidated statement of operations primarily relating to the write-off of previously deferred debt issuance costs as a result of this modification.

9. Comprehensive Income/(Loss)

The following table sets forth the components of comprehensive income/(loss), net of income tax:

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2009	2008	2009	2008
Net (loss)/income	$(9)	$16	$(4)	$(66)
Other comprehensive income/(loss), net of tax
Unrealized gains/(losses) on:
Currency translation adjustments	232	50	162	21
Available-for-sale securities	(1)	—	(2)	3
Changes in the fair value of cash flow hedges	14	50	12	3
Pension liability	(1)	—	(1)	—

Total other comprehensive income	244	100	171	27

Total comprehensive income/(loss)	235	116	167	(39)

Less: comprehensive income attributable to noncontrolling interests	1	1	1	1
Total comprehensive income/(loss) attributable to The Nielsen Company B.V.	$234	$115	$166	$(40)

10. Share-Based Compensation

In the second quarter of 2009, the Company determined that it is not probable that the performance options that were expected to vest on December 31, 2010 and 2011 would vest. Because the performance options are no longer expected to vest, the cumulative share based compensation expense of $10 million related to these options was reversed; including $8 million recorded in prior years, and was accounted for as a change in estimate. Further, on June 2, 2009, a modification was made to the vesting provisions of the performance options scheduled to vest on December 31, 2010 and 2011. If the respective performance targets are not achieved, the modification will allow those performance options to convert to time-based options, subject to continued employment, with a stated vesting date of December 31, 2012 and December 31, 2013 for the 2010 and 2011 options, respectively.

11. Income Taxes

Nielsen operates in approximately 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries.

The effective tax rates for the three months ended June 30, 2009 and 2008 were 59% (benefit) and 57%, respectively. The effective tax rates for the six months ended June 30, 2009 and 2008 were 65% (benefit) and 19% (benefit) respectively.

The effective tax benefit rate for the three months ended June 30, 2009 is higher than the statutory rate primarily due to the favorable effect of certain foreign exchange gains, the impact of the tax rate differences in other jurisdictions where the Company files tax returns and contingencies which were partially offset by the change in interest on liabilities for unrecognized income tax benefits. The effective tax rate for the three months ended June 30, 2008 was higher than the statutory rate primarily due to foreign withholding tax and unfavorable audit settlements in foreign jurisdictions that occurred in the quarter.

The effective tax rate for the six months ended June 30, 2009 is higher than the statutory rate primarily due to the favorable effect of certain foreign exchange gains, the impact of the tax rate differences in other jurisdictions where the Company files tax returns and contingencies which were partially offset by the change in interest on liabilities for unrecognized income tax benefits. The effective tax benefit rate for the six months ended June 30, 2008 was lower than the statutory rate primarily due to interest on the tax accruals, state and foreign withholding taxes, audit settlements and certain non-deductible charges, which are partially offset by the impact of the tax rate differences in other jurisdictions where the Company files tax returns.

Liabilities for unrecognized income tax benefits totaled $172 million and $187 million as of June 30, 2009 and December 31, 2008, respectively.

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

12. Related Party Transactions

The Company recorded $3 million and $6 million in selling, general and administrative expenses related to Sponsor management fees, travel and consulting for both the three and six months ended June 30, 2009 and June 30, 2008, respectively.

In June 2009, Valcon Acquisition Holding BV granted 350,000 time-based stock options to affiliates of Centerview Partners (“Centerview”), a shareholder of a Nielsen parent, in connection with one of its partners being elected Chairman of the Supervisory Board of Nielsen. As of June 30, 2009, Centerview collectively holds 500,000 performance-based options and 350,000 time-based options to purchase shares in Valcon.

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

Pursuant to the agreements affecting the 1996 Spin-Off, among other factors, certain liabilities, including certain contingent liabilities and tax liabilities arising out of certain prior business transactions (the “D&B Legacy Tax Matters”), were allocated among Old D&B, ACNielsen and Cognizant. The agreements provide that any disputes regarding these matters are subject to resolution by arbitration.

In connection with the acquisition of NMR, Nielsen recorded in 1999, a liability for NMR’s aggregate liability for payments related to the D&B Legacy Tax Matters. In June 2009, Nielsen paid approximately $11 million for the settlement of all probable claims relating to these matters.

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

During the second quarter of 2009, to conform to a change in management reporting, Nielsen reclassified a product group specific to internet measurement from the Consumer Services segment to the Media segment. The product group was moved to the Media segment to align with the current management reporting of the internet measurement business. The business segment results have been reclassified for comparison purposes for all periods presented in the condensed consolidated financial statements and the impact is immaterial.

Information with respect to the operations of each Nielsen business segment for the three and six months ended June 30, 2009 and 2008, as well as total assets for each business segment as of June 30, 2009 and December 31, 2008, are set forth below based on the nature of the products and services offered and geographic areas of operations.

Three months ended June 30, 2009 and June 30, 2008

(IN MILLIONS)	Consumer Services	Media	Business Media	Corporate	Total
2009
Revenues	$661	$475	$91	$—	$1,227
Depreciation and amortization	$46	$77	$11	$3	$137
Restructuring costs	$(2)	$6	$2	$—	$6
Share-Based Compensation	$(1)	$(1)	$—	$(3)	$(5)
Operating income	$94	$103	$7	$(20)	$184
Total assets as of June 30, 2009	$6,159	$7,764	$1,180	$313	$15,416
2008
Revenues	$742	$428	$133	$1	$1,304
Depreciation and amortization	$46	$66	$11	$2	$125
Restructuring costs	$5	$2	$1	$1	$9
Share-Based Compensation	$1	$2	$1	$3	$7
Operating income	$76	$77	$32	$(16)	$169
Total assets as of December 31, 2008	$5,912	$7,742	$1,220	$484	$15,358

Six months ended June 30, 2009 and June 30, 2008

(IN MILLIONS)	Consumer Services	Media	Business Media	Corporate	Total
2009
Revenues	$1,253	$931	$176	$—	$2,360
Depreciation and amortization	$91	$151	$22	$5	$269
Restructuring costs	$1	$6	$3	$1	$11
Share-Based Compensation	$—	$—	$—	$(1)	$(1)
Operating income	$136	$182	$17	$(42)	$293
2008
Revenues	$1,419	$844	$256	$(1)	$2,518
Depreciation and amortization	$91	$126	$21	$4	$242
Restructuring costs	$9	$3	$1	$3	$16
Share-Based Compensation	$3	$4	$1	$5	$13
Operating income	$115	$147	$58	$(36)	$284

15. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the condensed consolidating balance sheet as of June 30, 2009 and December 31, 2008 and condensed consolidating statements of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., Nielsen Business Media Holding Company, TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen Business Media Holding Company, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are the Company and the subsidiary issuers (Nielsen Finance LLC and Nielsen Finance Co.), both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors of the debt issued by Nielsen.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Condensed Consolidated Balance Sheet (Unaudited)

June 30, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$57	$328	$—	$386
Trade and other receivables, net	—	—	379	558	—	937
Prepaid expenses and other current assets	3	23	93	97	—	216
Intercompany receivables	324	115	406	378	(1,223)	—

Total current assets	328	138	935	1,361	(1,223)	1,539

Non-current assets
Property, plant and equipment, net	—	—	361	233	—	594
Goodwill	—	—	5,300	2,017	—	7,317
Other intangible assets, net	—	—	3,846	1,240	—	5,086
Deferred tax assets	5	45	226	47	—	323
Other non-current assets	8	114	322	113	—	557
Equity investment in subsidiaries	3,051	—	3,879	—	(6,930)	—
Intercompany loans	266	7,705	949	1,523	(10,443)	—

Total assets	$3,658	$8,002	$15,818	$6,534	$(18,596)	$15,416

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1	$121	$265	$511	$—	$898
Deferred revenues	—	—	265	177	—	442
Income tax liabilities	4	—	64	37	—	105
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	12	98	11	—	121
Intercompany payables	—	184	783	256	(1,223)	—

Total current liabilities	5	317	1,475	992	(1,223)	1,566

Non-current liabilities
Long-term debt and capital lease obligations	612	7,856	107	18	—	8,593
Deferred tax liabilities	—	—	1,454	126	—	1,580
Intercompany loans	—	—	9,494	949	(10,443)	—
Other non-current liabilities	2	110	237	272	—	621

Total liabilities	619	8,283	12,767	2,357	(11,666)	12,360

Total shareholders’ equity	3,039	(281)	3,051	4,160	(6,930)	3,039
Noncontrolling interests	—	—	—	17	—	17

Total equity	3,039	(281)	3,051	4,177	(6,930)	3,056

Total liabilities and equity	$3,658	$8,002	$15,818	$6,534	$(18,596)	$15,416

The Nielsen Company B.V.

Condensed Consolidated Balance Sheet

December 31, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$162	$303	$—	$466
Trade and other receivables, net	—	—	427	531	—	958
Prepaid expenses and other current assets	2	17	74	96	—	189
Intercompany receivables	346	105	385	394	(1,230)	—

Total current assets	349	122	1,048	1,324	(1,230)	1,613

Non-current assets
Property, plant and equipment, net	—	—	378	225	—	603
Goodwill	—	—	5,284	1,901	—	7,185
Other intangible assets, net	—	—	3,888	1,182	—	5,070
Deferred tax assets	—	64	216	39	—	319
Other non-current assets	20	107	266	175	—	568
Equity investment in subsidiaries	2,881	—	3,760	—	(6,641)	—
Intercompany loans	632	6,929	985	1,564	(10,110)	—

Total assets	$3,882	$7,222	$15,825	$6,410	$(17,981)	$15,358

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$17	$113	$327	$562	$—	$1,019
Deferred revenues	—	—	280	158	—	438
Income tax liabilities	4	—	92	42	—	138
Current portion of long-term debt, capital lease obligations and other short-term borrowings	—	45	359	17	—	421
Intercompany payables	—	170	805	255	(1,230)	—

Total current liabilities	21	328	1,863	1,034	(1,230)	2,016

Non-current liabilities
Long-term debt and capital lease obligations	957	7,002	97	17	—	8,073
Deferred tax liabilities	18	—	1,455	119	—	1,592
Intercompany loans	—	—	9,086	1,024	(10,110)	—
Other non-current liabilities	11	129	443	203	—	786

Total liabilities	1,007	7,459	12,944	2,397	(11,340)	12,467

Total shareholders’ equity	2,875	(237)	2,881	3,997	(6,641)	2,875
Noncontrolling interests	—	—	—	16	—	16

Total equity	2,875	(237)	2,881	4,013	(6,641)	2,891

Total liabilities equity	$3,882	$7,222	$15,825	$6,410	$(17,981)	$15,358

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the three months ended June 30, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$661	$566	$—	$1,227

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	267	237	—	504
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	199	197	—	396
Depreciation and amortization	—	—	106	31	—	137
Restructuring costs	—	—	7	(1)	—	6

Operating income	—	—	82	102	—	184

Interest income	5	105	21	19	(148)	2
Interest expense	(14)	(134)	(130)	(23)	148	(153)
Loss on derivative instruments	—	(12)	1	—	—	(11)
Foreign currency exchange transaction gains, net	—	(58)	21	(9)	—	(46)
Equity in net income/(loss) of subsidiaries	6	—	(20)	—	14	—
Other expense)/income, net	(12)	(4)	22	(16)	—	(10)

(Loss)/income before income taxes and equity in net income of affiliates	(15)	(103)	(3)	73	14	(34)
Benefit/(provision) for income taxes	6	35	5	(26)	—	20
Equity in net income of affiliates	—	—	4	1	—	5

Net (Loss)/income	(9)	(68)	6	48	14	(9)
Less: net income attributable to noncontrolling interests	—	—	—	—	—	—

Net (loss)/income attributable to controlling interests	$(9)	$(68)	$6	$48	$14	$(9)

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the three months ended June 30, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$678	$629	$(3)	$1,304

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	273	301	(3)	571
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	226	204	—	430
Depreciation and amortization	—	—	95	30	—	125
Restructuring costs	—	—	5	4	—	9

Operating income	—	—	79	90	—	169

Interest income	12	112	22	23	(164)	5
Interest expense	(20)	(133)	(149)	(22)	164	(160)
(Loss)/gain on derivative instruments	—	(1)	4	—	—	3
Foreign currency exchange transaction gains, net	—	4	—	8	—	12
Equity in net income/(loss) of subsidiaries	21	—	39	—	(60)	—
Other income/(expense), net	—	—	16	(17)	—	(1)

Income/(loss) from continuing operations before income taxes and equity in net income of affiliates	13	(18)	11	82	(60)	28
Benefit/(provision) for income taxes	2	9	7	(34)	—	(16)
Equity in net income of affiliates	—	—	3	4	—	7

Income/(loss) from continuing operations	15	(9)	21	52	(60)	19
Discontinued operations, net of tax	—	—	—	(3)	—	(3)

Net income/(loss)	$15	$(9)	$21	$49	$(60)	$16
Less: net income attributable to noncontrolling interests	—	—	—	1	—	1

Net income/(loss) attributable to controlling interests	$15	$(9)	$21	$48	$(60)	$15

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the six months ended June 30, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,286	$1,075	$(1)	$2,360

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	529	473	(1)	1,001
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	415	371	—	786
Depreciation and amortization	—	—	211	58	—	269
Restructuring costs	—	—	10	1	—	11

Operating income	—	—	121	172	—	293

Interest income	13	205	39	37	(290)	4
Interest expense	(30)	(276)	(261)	(39)	290	(316)
Loss on derivative instruments	—	(30)	(3)	—	—	(33)
Foreign currency exchange transaction gains/(losses), net	1	(8)	28	10	—	31
Equity in net income/(loss) of subsidiaries	17	—	40	—	(57)	—
Other (expense)/income, net	(14)	(4)	20	(15)	—	(13)

(Loss)/income before income taxes and equity in net income of affiliates	(13)	(113)	(16)	165	(57)	(34)
Benefit/(provision) for income taxes	8	38	26	(50)	—	22
Equity in net income of affiliates	—	—	7	1	—	8

Net (loss)/income	(5)	(75)	17	116	(57)	(4)
Less: net income attributable to noncontrolling interests	—	—	—	1	—	1

Net (loss)/income attributable to controlling interests	$(5)	$(75)	$17	$115	$(57)	$(5)

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the six months ended June 30, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,330	$1,193	$(5)	$2,518

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	555	573	(5)	1,123
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	453	400	—	853
Depreciation and amortization	—	—	183	59	—	242
Restructuring costs	—	—	3	13	—	16

Operating income	—	—	136	148	—	284

Interest income	22	235	37	48	(332)	10
Interest expense	(40)	(269)	(308)	(37)	332	(322)
Gain on derivative instruments	—	23	10	—	—	33
Foreign currency exchange transaction (losses)/gains, net	—	(80)	(4)	3	—	(81)
Equity in net (loss)/income of subsidiaries	(54)	—	34	—	20	—
Other income/(expense), net	1	—	11	(15)	—	(3)

(Loss)/income from continuing operations before income taxes and equity in net (loss)/income of affiliates	(71)	(91)	(84)	147	20	(79)
Benefit/(provision) for income taxes	4	31	33	(53)	—	15
Equity in net (loss)/income of affiliates	—	—	(3)	4	—	1

(Loss)/income from continuing operations	(67)	(60)	(54)	98	20	(63)
Discontinued operations, net of tax	—	—	—	(3)	—	(3)

Net (loss)/income	$(67)	$(60)	$(54)	$95	$20	$(66)
Less: net income attributable to noncontrolling interests	—	—	—	1	—	1

Net (loss)/income attributable to controlling interests	$(67)	$(60)	$(54)	$94	$20	$(67)

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by operating activities	$—	$(9)	$46	$114	$151

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(38)	(5)	(43)
Proceeds from sale of subsidiaries and affiliates, net	—	—	16	—	16
Additions to property, plant and equipment and other assets	—	—	(36)	(25)	(61)
Additions to intangible assets	—	—	(65)	(6)	(71)
Other investing activities	13	—	—	3	16

Net cash provided by/(used) in investing activities	13	—	(123)	(33)	(143)

Financing activities:
Net repayments on revolving credit facility	—	—	(220)	—	(220)
Proceeds from issuances of other debt, net of issuance costs	—	1,223	—	—	1,223
Repayments of other debt	(390)	(496)	—	(7)	(893)
(Decrease)/increase in other short-term borrowings	—	—	(43)	1	(42)
Valcon capital return	(1)	—	—	—	(1)
Settlement of derivatives, intercompany and other financing activities	378	(718)	230	(56)	(166)

Net cash used in financing activities	(13)	9	(33)	(62)	(99)

Effect of exchange-rate changes on cash and cash equivalents	—	—	5	6	11

Net (decrease)/increase in cash and cash equivalents	—	—	(105)	25	(80)
Cash and cash equivalents at beginning of period	1	—	162	303	466

Cash and cash equivalents at end of period	$1	$—	$57	$328	$386

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by operating activities	$34	$28	$6	$2	$70

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(251)	—	(251)
Proceeds from sale of subsidiaries and affiliates, net	—	—	14	9	23
Additions to property, plant and equipment and other assets	—	—	(91)	(16)	(107)
Additions to intangible assets	—	—	(57)	(7)	(64)
Other investing activities	—	—	(4)	—	(4)

Net cash used in investing activities	—	—	(389)	(14)	(403)

Financing activities:
Net borrowings from revolving credit facility	—	—	185	—	185
Proceeds from issuances of other debt, net of issuance costs	—	213	3	1	217
Repayments of other debt	—	(23)	(137)	—	(160)
(Decrease)/increase in other short-term borrowings	(6)	—	41	(22)	13
Valcon capital contribution	72	—	—	—	72
Settlement of derivatives, intercompany and other financing activities	(99)	(218)	292	22	(3)

Net cash (used in)/provided by financing activities	(33)	(28)	384	1	324

Effect of exchange-rate changes on cash and cash equivalents	—	—	—	13	13

Net increase in cash and cash equivalents	1	—	1	2	4
Cash and cash equivalents at beginning of period	1	—	65	333	399

Cash and cash equivalents at end of period	$2	$—	$66	$335	$403

The Nielsen Company B.V.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business Segments

Our Consumer Services segment provides critical consumer behavior information and analysis primarily to businesses in the consumer packaged goods industry. We are a global leader in retail measurement services and in longitudinal consumer household panel data. Our extensive database of retail and consumer information, combined with analytical capabilities, yields valuable strategic insights and information that influences our clients’ critical business decisions such as enhancing brand management strategies, developing and launching new products, identifying new marketing opportunities and improving marketing return on investment.

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

Our revenue is highly diversified by business segment, geography, and client. For the six months ended June 30, 2009, 53% of our revenues were generated from our Consumer Services segment, 39% from our Media segment and the remaining 8% from our Business Media segment. We conduct our business activities in approximately 100 countries. For the six months ended June 30, 2009, 55% of our revenues were generated in the U.S., 9% in the Americas excluding the U.S., 26% in Europe, the Middle East and Africa, and the remaining 10% in Asia Pacific.

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

Factors Affecting Our Financial Results

Foreign Currency

Our financial results are reported in U.S. Dollars and are therefore subject to the impact of movements in exchange rates on the translation of the financial information of individual businesses whose functional currencies are other than U.S. Dollars. Approximately 56% (54% for the six months ended June 30, 2008) of our revenues were denominated in U.S. Dollars during the six months ended June 30, 2009. Our principal foreign exchange revenue exposure is spread across several currencies, primarily the Euro, as set forth below:

(IN MILLIONS)	Six months ended June 30, 2009	Six months ended June 30, 2008
Euro	13%	16%
Other Currencies	31%	30%

As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under Item 3 “—Quantitative and Qualitative Disclosures about Market Risks.” In countries with currencies other than the U.S. Dollar, assets and liabilities are translated into U.S. Dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. Dollar to Euro exchange rate was $1.33 to €1.00 and $1.54 to €1.00 for the six months ended June 30, 2009 and 2008, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

Acquisitions and Investments in Affiliates

For the six months ended June 30, 2009, we paid cash consideration of $43 million associated with both current period and previously executed acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, we recorded deferred consideration of $34 million, substantially all of which is payable through March 2012. Had the current period acquisitions occurred as of January 1, 2009, the impact on our consolidated results of operations would have been immaterial.

On May 15, 2008, we completed the acquisition of IAG Research, Inc, subsequently rebranded as Nielsen IAG (“IAG”), for $223 million (including non-cash consideration of $1 million and an additional $1 million in transaction costs paid during the second half of 2008), which was net of $12 million of cash acquired. The acquisition expanded our television and internet analytics services through IAG’s measurement of consumer engagement with television programs, national commercials and product placements. We completed its valuation of the purchase price during the fourth quarter of 2008.

For the six months ended June 30, 2008, we paid cash consideration of $30 million associated with other acquisitions and investments in affiliates, net of cash acquired. Had IAG and the other acquisitions occurred as of January 1, 2008, the impact on our consolidated results of operations would have been immaterial.

Business Divestitures

During the six months ended June 30, 2009, we received $16 million in net proceeds associated with business divestitures, primarily associated with the sale of the non-core Brazilian exposition business within our Business Media segment.

During the six months ended June 30, 2008, we received $23 million in net proceeds associated with two divestitures within its Business Media segment and the final settlement of the sale of our Directories segment to World Directories. The impact of these transactions on our consolidated statement of operations was immaterial for all periods presented.

Results of Operations—Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30, (unaudited)
(IN MILLIONS)	2009	2008
Revenues	$1,227	$1,304

Cost of revenues, exclusive of depreciation and amortization shown separately below	504	571
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	396	430
Depreciation and amortization	137	125
Restructuring costs	6	9

Operating income	184	169

Interest income	2	5
Interest expense	(153)	(160)
(Loss)/gain on derivative instruments	(11)	3
Foreign currency exchange transaction (losses)/gains, net	(46)	12
Other expense, net	(10)	(1)

(Loss)/income from continuing operations before income taxes and equity in net income of affiliates	(34)	28

Benefit/(provision) for income taxes	20	(16)
Equity in net income of affiliates	5	7

(Loss)/income from continuing operations	$(9)	$19

Consolidated Results for the Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

When comparing our results for the three months ended June 30, 2009 with results for the three months ended June 30, 2008, the following should be noted:

Items affecting Operating Income for the three months ended June 30, 2009

•	For the three months ended June 30, 2009, foreign currency exchange rate fluctuations decreased revenue growth by 6.9% and decreased operating income growth by 7.7%.

•	We incurred $6 million of restructuring expense.

Items affecting Operating Income for the three months ended June 30, 2008

•	We incurred $9 million of restructuring expense.

Revenues

Our revenues decreased 5.9% to $1,227 million for the three months ended June 30, 2009 compared to $1,304 million for the three months ended June 30, 2008. Revenues increased 1.0% on a constant currency basis, driven by a 13.7% revenue increase at Media, partly offset by a 30.2% decline in Business Media revenues. Media’s revenue growth was largely the result of the AGB, IAG and Cambridge acquisitions, partly offset by the impact of the divestiture of SRDS and PERQ/HCI in December 2008. Excluding the net impact of acquisitions and divestitures, Media’s revenues grew by 3.3% driven by Nielsen Media’s continued revenue expansion due to the Local People Meter (“LPM”) rollout in the U.S. and revenue growth at Mobile, partly offset by lower revenues at Entertainment. The decline in Business Media revenues was due to softness in advertising-related revenues within our publications business, the divestiture of two non-core publications in the first half of 2008, lower attendance at individual expositions driven by the economic downturn and the divestiture of a non-core Brazil exposition business in the second quarter of 2009. Consumer’s revenues were relatively flat on a constant currency basis as revenue growth in Latin America was offset by revenue declines in Europe and North America as the economic downturn continues to impact the customized part of our business.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 11.8% to $504 million for the three months ended June 30, 2009 compared to $571 million for the three months ended June 30, 2008. On a constant currency basis, the cost of revenues decreased by 5.4% due primarily to Consumer’s cost of revenues related to Europe’s productivity savings and lower variable costs following the revenue decline, and expense savings in Asia that offset increases in other Consumer regions. In addition, Business Media’s cost of revenues decreased due to lower volume related publication and exposition costs, the impact of the divestiture of the two non-core publications and the non-core Brazilian exposition business, and other cost savings. These savings were partly offset by the higher cost of revenues on a constant currency basis at Media as a result of the AGB, IAG and Cambridge acquisitions and a volume related increase at Nielsen Media.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 7.9% to $396 million for the three months ended June 30, 2009 compared to $430 million for the three months ended June 30, 2008 and were relatively flat on a constant currency basis. Selling, general and administrative expenses were lower on a constant currency basis within Consumer as a result of productivity actions. These savings were offset by increased selling, general and administrative expenses within Media due to the impact of the AGB, IAG and Cambridge acquisitions, partly offset by lower selling, general and administrative expenses within Nielsen Media, Online, and Entertainment. In addition, the reversal of cumulative share based compensation expense contributed to lower selling, general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization increased 9.8% to $137 million for the three months ended June 30, 2009 compared to $125 million for the three months ended June 30, 2008. On a constant currency basis, depreciation and amortization expense increased 14.0% driven by higher depreciation related to increased capital investment in 2008 on projects to enhance global infrastructure, improved product offerings and service delivery, increased amortization due to the impact of the AGB, IAG and Cambridge acquisitions.

Restructuring Costs

We incurred $6 million in restructuring costs relating to employee terminations for the three months ended June 30, 2009 and $9 million in restructuring costs associated with employee terminations for the three months ended June 30, 2008. All employee termination costs have been or will be settled in cash.

Operating Income

Operating income for the three months ended June 30, 2009 was $184 million, compared to $169 million for the three months ended June 30, 2008, an increase of 8.7%. Adjusted operating income/(loss) is a non-GAAP measure and is presented to illustrate the effect of restructuring and other items on reported operating income/(loss), which we consider to be unusual and non-recurring in nature, as is discussed further on page 38. On a constant currency basis, our 2009 adjusted operating income increased 15.2% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. On a constant currency basis, Consumer Services adjusted operating income increased 28.9% as a result of growth in Latin America and Asia Pacific and productivity actions in Europe and North America. On a constant currency basis, Media’s adjusted operating income increased 40.3% as a result of Nielsen Media’s top line growth, increased profitability at Mobile as a result of revenue growth and headcount related savings, and the impact of the AGB acquisition. On a constant currency basis, Business Media’s adjusted operating income decreased 70.8% as result of the impact of lower publication and exposition revenues, and the impact of the divestiture of the two non-core publications and the non-core Brazilian exposition business.

Interest Income and Expense

Interest income was $2 million for the three months ended June 30, 2009 compared to $5 million for the three months ended June 30, 2008. Interest expense was $153 million for the three months ended June 30, 2009 compared to $160 million for the three months ended June 30, 2008, a decrease of 2.9% on a constant currency basis, primarily as a result of lower interest expense attributable to our variable rate debt.

(Loss)/Gain on Derivative Instruments

The loss on derivative instruments was $11 million for the three months ended June 30, 2009 compared to a gain of $3 million for the three months ended June 30, 2008. The change resulted primarily from the termination of our Euro to U.S. Dollar foreign currency swap derivative instrument in March 2009 as well as the change in fair value of certain of our interest rate swaps for which hedge accounting was discontinued in February 2009.

Foreign Currency Exchange Transaction (Losses)/Gains, Net

Foreign currency exchange transaction (losses)/gains, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.36 to €1.00 and $1.56 to €1.00 for the three months ended June 30, 2009 and the three months ended June 30, 2008, respectively.

Foreign currency exchange resulted in a $46 million loss for the three months ended June 30, 2009 compared to a $12 million gain recorded in the three months ended June 30, 2008 as a result of the fluctuation in the value of the U.S. Dollar against the Euro and other currencies.

Other Expense, Net

Other expense, net of $10 million for the three months ended June 30, 2009 primarily included net charges of approximately $16 million associated with the purchase and cancellation of GBP 149 million 5.625% EMTN debenture notes and the write-off of deferred debt issuance costs associated with the modification of our senior secured credit facility offset by net gains of approximately $6 million associated with certain divestitures, including the sale of our non-core Brazilian exposition business within our Business Media segment.

(Loss)/Income from Continuing Operations before Income Taxes and Equity in Net Income of Affiliates

For the three months ended June 30, 2009, the loss from continuing operations before income taxes, and equity in net income/loss of affiliates was $34 million as compared to $28 million in income for the three months ended June 30, 2008. The current period compared with the prior period results primarily reflect foreign currency exchange loss in the three months ended June 30, 2009, and the loss on derivative instruments recorded for the three months ended June 30, 2009.

Benefit/(Provision) for Income Taxes

We operate in approximately 100 countries around the world and our earnings are taxed at the applicable income tax rate in each of these countries.

The effective tax rates for the three months ended June 30, 2009 and 2008 were 59% (benefit) and 57% respectively. The effective tax benefit rate for the three months ended June 30, 2009 is higher than the statutory rate primarily due to the favorable effect of certain foreign exchange gains, the impact of the tax rate differences in other jurisdictions where we file tax returns and contingencies which were partially offset by the change in interest on liabilities for unrecognized income tax benefits. The effective tax rate for the three months ended June 30, 2008 was higher than the statutory rate primarily due to foreign withholding tax and unfavorable audit settlements in foreign jurisdictions that occurred in the quarter.

Liabilities for unrecognized income tax benefits totaled $172 million and $187 million as of June 30, 2009 and December 31, 2008, respectively.

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

Results of Operations—Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Six Months Ended June 30, (unaudited)
(IN MILLIONS)	2009	2008
Revenues	$2,360	$2,518

Cost of revenues, exclusive of depreciation and amortization shown separately below	1,001	1,123
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	786	853
Depreciation and amortization	269	242
Restructuring costs	11	16

Operating income	293	284

Interest income	4	10
Interest expense	(316)	(322)
(Loss)/gain on derivative instruments	(33)	33
Foreign currency exchange transaction gains/(losses), net	31	(81)
Other expense, net	(13)	(3)

Loss from continuing operations before income taxes and equity in net income of affiliates	(34)	(79)

Benefit for income taxes	22	15
Equity in net income of affiliates	8	1

Loss from continuing operations	$(4)	$(63)

Consolidated Results for the Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

When comparing our results for the six months ended June 30, 2009 with results for the six months ended June 30, 2008, the following should be noted:

Items affecting Operating Income for the three months ended June 30, 2009

•	For the six months ended June 30, 2009, foreign currency exchange rate fluctuations decreased revenue growth by 7.5% and decreased operating income growth by 7.1%

•	We incurred $11 million of restructuring expense.

Items affecting Operating Income for the six months ended June 30, 2008

•	We incurred $16 million of restructuring expense.

Revenues

Our revenues decreased 6.3% to $2,360 million for the six months ended June 30, 2009 compared to $2,518 million for the six months ended June 30, 2008. Revenues increased 1.2% on a constant currency basis, driven by a 13.1% revenue increase at Media, largely offset by a 30.4% decline in Business Media revenues. The primary driver for Media’s revenue growth was the impact of the AGB, IAG and Cambridge acquisitions, partly offset by the impact of the divestiture of SRDS and PERQ/HCI in December 2008. Excluding the net impact of acquisitions and divestitures, Media’s revenues grew by 3.3% as a result of Nielsen Media’s continued revenue expansion due to the LPM rollout in the U.S and revenue growth within Mobile, partly offset by lower revenues at Entertainment. The decline in Business Media was due to softness in advertising-related revenues at publications, the divestiture of two non-core publications in the first half of 2008, lower attendance at individual expositions driven by the economic downturn and the divestiture of the non-core Brazilian exposition business in the second quarter of 2009. Consumer’s revenues were relatively flat on a constant currency basis as revenue growth in Latin America and Asia Pacific was offset primarily by revenue declines in Europe and North America as the economic downturn continues to impact the customized part of our business.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 10.9% to $1,001 million for the six months ended June 30, 2009 compared to $1,123 million for the three months ended June 30, 2008. On a constant currency basis, cost of revenues decreased by 3.6% due primarily to lower publication and exhibition costs at Business Media, the impact of the divestiture of the two publications and the non-core Brazilian exposition business, lower marketing costs and other cost savings. In addition, Consumer’s cost of revenues decreased primarily due to productivity savings and lower variable costs related to Europe’s revenue decline offsetting increases in other Consumer regions. Business Media and Consumer’s savings were partly offset by Media’s higher cost of revenues as a result of the AGB, IAG and Cambridge acquisitions and volume related increases within Nielsen Media.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 7.9% to $786 million for the six months ended June 30, 2009 compared to $853 million for the six months ended June 30, 2008 and were relatively flat on a constant currency basis. Selling, general and administrative expenses were lower on a constant currency basis within Business Media and Consumer as a result of volume and productivity actions These savings were offset by increased selling, general and administrative expenses within Media due to the impact of the AGB, IAG and Cambridge acquisitions, partly offset by lower selling, general and administrative expenses within Nielsen Media due to productivity initiatives and lower discretionary spending. In addition, the reversal of cumulative share based compensation expense contributed to lower selling, general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization increased 11.0% to $269 million for the six months ended June 30, 2009 compared to $242 million for the six months ended June 30, 2008. On a constant currency basis, depreciation and amortization expense increased 16.0% driven by higher depreciation related to increased capital investment in 2008 on projects to enhance global infrastructure, improved product offerings and service delivery, increased amortization due to the impact of the AGB, IAG and Cambridge acquisitions and the finalization of purchase price amortization related to the buyout of NetRatings.

Restructuring Costs

We incurred $11 million in restructuring costs relating to employee terminations for the six months ended June 30, 2009 and $16 million in restructuring costs associated with employee terminations for the six months ended June 30, 2008. All employee termination costs have been or will be settled in cash.

Operating Income

Operating income for the six months ended June 30, 2009 was $293 million, compared to $284 million for the six months ended June 30, 2008, an increase of 3.0%. On a constant currency basis, our 2009 adjusted operating income increased 9.6% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. On a constant currency basis, Consumer Services adjusted operating income increased 28.2% as a result of growth in Latin America and Asia Pacific and productivity actions in Europe and North America. On a constant currency basis, Media’s adjusted operating income increased by 28.9% as a result of Nielsen Media’s top line growth and cost savings compared to the prior year, increased profitability within Mobile, and the impact of the AGB acquisition. On a constant currency basis, Business Media’s adjusted operating income decreased by 65.3% as result of lower publication and exposition revenues, and the impact of the divestiture of the two non-core publications and the non-core Brazilian exposition business.

Interest Income and Expense

Interest income was $4 million for the six months ended June 30, 2009 compared to $10 million for the six months ended June 30, 2008. Interest expense was $316 million for the six months ended June 30, 2009 compared to $322 million for the six months ended June 30, 2008, relatively flat on a constant currency basis.

(Loss)/Gain on Derivative Instruments

The loss on derivative instruments was $33 million for the six months ended June 30, 2009 compared to a gain of $33 million for the six months ended June 30, 2008. The change resulted primarily from movements in the Euro relative to the U.S. Dollar in the current period as compared to the prior period associated with a foreign currency swap derivative instrument, which was terminated in March 2009, as well as the change in fair value of certain of our interest rate swaps for which hedge accounting was discontinued in February 2009.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction gains/(losses), net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.33 to €1.00 and $1.54 to €1.00 for the six months ended June 30, 2009 and the six months ended June 30, 2008, respectively.

Foreign currency exchange resulted in a $31 million gain for the six months ended June 30, 2009 compared to an $81 million loss recorded in the six months ended June 30, 2008 as a result of the fluctuation in the value of the U.S. Dollar against the Euro and other currencies.

Other Expense, Net

Other expense, net of $13 million for the six months ended June 30, 2009 primarily includes net charges of approximately $19 million associated with the purchase and cancellation of GBP 250 million 5.625% EMTN debenture notes and the write-off of deferred debt issuance costs associated with the modification of our senior secured credit facility offset by net gains of approximately $6 million associated with certain divestitures, including the sale of our non-core Brazilian exposition business within our Business Media segment.

Loss from Continuing Operations before Income Taxes and Equity in Net Income/(Loss) of Affiliates

For the six months ended June 30, 2009, loss from continuing operations before income taxes, and equity in net income/loss of affiliates was $34 million compared to a $79 million loss for the six months ended June 30, 2008. The current period compared with the prior period results primarily reflects increased operating results, foreign currency exchange gains in the six months ended June 30, 2009, and lower restructuring expenses related to the Transformation Initiative, partly offset by the loss on derivative instruments recorded for the six months ended June 30, 2009.

Benefit for Income Taxes

The effective tax rates for the six months ended June 30, 2009 and 2008 were 65% (benefit) and 19% (benefit) respectively. The effective tax rate for the six months ended June 30, 2009 is higher than the statutory rate primarily due to the favorable effect of certain foreign exchange gains, the impact of the tax rate differences in other jurisdictions where we file tax returns and contingencies which were partially offset by the change in interest on liabilities for unrecognized income tax benefits. The effective tax benefit rate for the six months ended June 30, 2008 was lower than the statutory rate primarily due to interest on the tax accruals, state and foreign withholding taxes, audit settlements and certain non-deductible charges, which are partially offset by the impact of the tax rate differences in other jurisdictions where we file tax returns.

Business Segment Results for the Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

Revenues

The table below sets forth certain supplemental revenue growth data for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, both on an as-reported and constant currency basis. In order to determine the percentage change in items on a constant currency basis, we adjust these items to remove the positive and negative impacts of foreign exchange. Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

During the second quarter of 2009, to conform to a change in management reporting, we reclassified a product group specific to internet measurement from the Consumer Services segment to the Media segment. The product group was moved to the Media segment to align with our current management reporting of the internet measurement business. The business segment results have been reclassified for comparison purposes for all periods presented in the condensed consolidated financial statements and the impact is immaterial.

	Three Months Ended June 30 (unaudited)		% Variance 2009 vs. 2008
(IN MILLIONS)	2009	2008	Reported	Constant Currency
Revenues by segment
Consumer Services	$661	$742	(11.0)%	(0.8)%
Media	475	428	11.0%	13.7%
Business Media	91	133	(31.2)%	(30.2)%
Corporate and Eliminations	—	1	n/a	n/a

Total	$1,227	$1,304	(5.9)%	1.0%

Consumer Services revenue by service
Retail Measurement Services	$453	$506	(10.5)%	0.6%
Consumer Panel Services	59	66	(11.4)%	(4.8)%
Customized Research Services	64	79	(19.0)%	(9.2)%
Other Services	85	91	(5.6)%	1.2%

Total	$661	$742	(11.0)%	(0.8)%

Media Revenues by division
Media	$407	$354	15.2%	17.2%
Entertainment	32	37	(15.0)%	(9.2)%
Online	36	37	(3.3)%	1.6%

Total	$475	$428	11.0%	13.7%

(% of Revenue)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Revenues by segment
Consumer Services	54%	57%
Media	39%	33%
Business Media	7%	10%

Total Nielsen	100%	100%

Consumer Services revenues by service
Retail Measurement Services	37%	39%
Consumer Panel Services	5%	5%
Customized Research Services	5%	6%

(% of Revenue)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Other Services	7%	7%

Total	54%	57%

Media revenues by division
Media	33%	27%
Entertainment	3%	3%
Online	3%	3%

Total	39%	33%

Business Media	7%	10%

Consumer Services. Revenues decreased 11.0% to $661 million for the three months ended June 30, 2009 compared to $742 million for the three months ended June 30, 2008. On a constant currency basis, revenues declined by 0.8% as revenues declined across Consumer Panel, and Customized Research, largely offset by low single digit growth in Retail Measurement and Other Services, driven by Analytical Consulting, as the economic downturn continued to result in lower client discretionary spending. Overall, there was a slowing of growth in both developed and developing markets as clients pulled back on their discretionary spending. Europe declined by 5.4% and North America declined by 1.3%, while Asia Pacific grew by 1.0%, and Latin America grew by 15.8%.

Media. Revenues increased 11.0% to $475 million for the three months ended June 30, 2009 compared to $428 million for the three months ended June 30, 2008. On a constant currency basis, Media’s growth of 13.7% was largely due to the impact of the AGB, IAG and Cambridge acquisitions, partly offset by the impact of the divestiture of SRDS and PERQ/HCI in December 2008. Excluding the net impact of acquisitions and divestitures, Media’s revenues grew by 3.3% due to a 5% revenue increase in Nielsen Media North America and increased revenues within Mobile, partly offset by lower revenues within Entertainment. Nielsen Media North America’s growth continued as a result of increased demand for television audience measurement services, new business, price increases and the continued LPM expansion. Online revenues grew by 1.6% on the launch of new products in the international markets, partly offset by lower custom and panel revenues in the U.S. Entertainment revenues declined by 9.2% primarily due to lower studio testing volume and lower music revenues.

Business Media. Revenues for the three months ended June 30, 2009 were $91 million, a decline of 31.2% compared to $133 million for the three months ended June 30, 2008. On a constant currency basis, Business Media decreased by 30.2% due to lower publication revenues caused by industry softness and the divestiture of two non-core publications in the second quarter of 2008. In addition, exposition revenues declined as a result of lower exhibitor attendance driven by the economic downturn and the divestiture of a non-core Brazilian exposition business in the second quarter of 2009.

Operating Income/(Loss)

The table below sets forth supplemental operating income data for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, both on an as reported and adjusted basis, adjusting for those items affecting operating income/(loss), as described above on page 34 within the Consolidated Results commentary. Adjusted operating income/(loss) is a non-GAAP measure and is presented to illustrate the effect of restructuring and other items on reported operating income/(loss), which we consider to be unusual and non-recurring in nature. Adjusted operating income/(loss) is not a presentation made in accordance with GAAP, and our use of this term may vary from others in our industry. Adjusted operating income/(loss) should not be considered as an alternative to operating income/(loss) or net income/(loss), or any other performance measures derived in accordance with GAAP as measures of operating performance.

(IN MILLIONS) THREE MONTHS ENDED JUNE 30, 2009	Reported Operating Income/(Loss)	Restructuring Charges	Adjusted Operating Income/(Loss)
Operating Income/(Loss)
Consumer Services	$94	$(2)	$92
Media	103	6	109
Business Media	7	2	9
Corporate and Eliminations	(20)	—	(20)

Total	$184	$6	$190

(IN MILLIONS) THREE MONTHS ENDED JUNE 30, 2008	Reported Operating Income/(Loss)	Restructuring Charges	Adjusted Operating Income/(Loss)
Operating Income/(Loss)
Consumer Services	$76	$5	$81
Media	77	2	79
Business Media	32	1	33
Corporate and Eliminations	(16)	1	(15)

Total	$169	$9	$178

Consumer Services. Adjusted operating income for the three months ended June 30, 2009 was $92 million compared to adjusted operating income of $81 million for the three months ended June 30, 2008, an increase of 13.5%, and an increase of 28.9% on a constant currency basis. Revenues were relatively flat for the period as described above as a result of the growth in Latin America and Asia Pacific being offset by the revenue declines in Europe and North America. Both cost of revenues and selling, general and administrative expenses decreased, 7.8% and 2.9%, respectively, on a constant currency basis, primarily due to headcount reductions and productivity programs put in place previously in North America and Europe as a result of the Transformation Initiative, offsetting volume related cost increases elsewhere, thereby resulting in an improvement in adjusted operating income.

Media. Adjusted operating income was $109 million for the three months ended June 30, 2009 compared to adjusted operating income of $79 million for the three months ended June 30, 2008, an increase of 37.0%, and an increase of 40.3% on a constant currency basis. The increase was primarily attributable to revenue related growth within Nielsen Media driven by the continued LPM expansion and the operating income impact of the AGB acquisition. Media’s cost of revenues, on a constant currency basis, increased by 5.9% due to the impact of the AGB, IAG and Cambridge acquisitions and volume increases within Nielsen Media North America, partly offset by lower volume related decreases elsewhere, including Entertainment, and the impact of the SRDS and PERQ/HCI divestitures. Media’s selling, general and administrative expenses increased as result of the acquisitions, partly offset by savings within Nielsen Media and the impact of the SRDS and PERQ/HCI divestitures.

Business Media. Adjusted operating income for the three months ended June 30, 2009 was $9 million compared to adjusted operating income of $33 million for the three months ended June 30, 2008, a decrease of 70.8% on a constant currency basis as a result of the 30.2% constant currency revenue decline discussed above. Business Media’s cost of revenues expenses decreased 32.9% on a constant currency basis, primarily due to headcount reductions, the impact of the divestiture of the two non-core publications in the second quarter of 2008, the divestiture of the non-core Brazilian exposition business in second quarter 2009, lower publication and distribution costs, and lower editorial and marketing spending.

Corporate and Eliminations. The adjusted operating loss for the three months ended June 30, 2009 was $20 million compared to an adjusted operating loss of $15 million for the three months ended June 30, 2008. The increase in operating expenses results from an increase in spending on global initiatives.

Business Segment Results for the Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

Revenues

The table below sets forth certain supplemental revenue growth data for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, both on an as-reported and constant currency basis. In order to determine the percentage change in items on a constant currency basis, we adjust these items to remove the positive and negative impacts of foreign exchange. Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

	Six Months Ended June 30 (unaudited)		% Variance 2009 vs. 2008
(IN MILLIONS)	2009	2008	Reported	Constant Currency
Revenues by segment
Consumer Services	$1,253	$1,419	(11.7)%	(0.4)%
Media	931	844	10.2%	13.1%
Business Media	176	256	(31.2)%	(30.4)%
Corporate and Eliminations	—	(1)	n/a	n/a

Total	$2,360	$2,518	(6.3)%	1.2%

Consumer Services revenue by service
Retail Measurement Services	$867	$981	(11.6)%	0.9%
Consumer Panel Services	116	126	(8.2)%	0.8%
Customized Research Services	123	148	(16.9)%	(5.8)%
Other Services	147	164	(10.0)%	(2.6)%

Total	$1,253	$1,419	(11.7)%	(0.4)%

Media Revenues by division
Media	$798	$696	14.7%	16.9%
Entertainment	62	73	(16.1)%	(9.9)%
Online	71	75	(5.2)%	(0.6)%

Total	$931	$844	10.2%	13.1%

(% of Revenue)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Revenues by segment
Consumer Services	53%	56%
Media	39%	34%
Business Media	8%	10%

Total Nielsen	100%	100%

Consumer Services revenues by service
Retail Measurement Services	37%	39%
Consumer Panel Services	5%	5%
Customized Research Services	5%	6%
Other Services	6%	6%

Total	53%	56%

(% of Revenue)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Media revenues by division
Media	34%	28%
Entertainment	2%	3%
Online	3%	3%

Total	39%	34%

Business Media	7%	10%

Consumer Services. Revenues decreased by 11.7% to $1,253 million for the six months ended June 30, 2009 compared to $1,419 million for the six months ended June 30, 2008. On a constant currency basis, revenue growth was flat as growth in Retail Measurement Services and Consumer Panel Services was offset by a decline in Customized Research due to lower client discretionary spending and a decline of 2.6% in Other Services as a result of lower BASES revenue, partly offset by increased Analytical Consulting revenues. Overall, there was a slowing of growth in both developed and developing markets as clients continue to pull back on their discretionary spending. Europe declined by 4.2% and North America declined by 0.8%, while Latin America grew by 12.3% and Asia Pacific grew by 2.0%.

Media. Revenues increased by 10.2% to $931 million for the six months ended June 30, 2009 compared to $844 million for the six months ended June 30, 2008. On a constant currency basis, Media’s growth of 13.1% was largely due to the impact of the AGB, IAG and Cambridge acquisitions, partly offset by the impact of the divestiture of SRDS and PERQ/HCI in December 2008. Excluding the net impact of acquisitions and divestitures, Media’s revenues grew by 3.3% due to a 6.8% revenue increase in Nielsen Media North America and increased Mobile revenues, partly offset by lower Entertainment revenues. Nielsen Media North America’s growth continued as a result of increased demand for television audience measurement services, new business, price increases and the continued LPM expansion. Online revenues were flat as lower growth in custom and panel revenues in the U.S. offset international revenue growth. Entertainment declined by 9.9% primarily due to lower studio testing and lower music revenues.

Business Media. Revenues for the six months ended June 30, 2009 were $176 million, a decline of 31.2% compared to $256 million for the six months ended June 30, 2008. On a constant currency basis, Business Media decreased by 30.4% due to lower Publication revenues caused by industry softness and the divestiture of two non-core publications in the first half of 2008. In addition, exposition revenues declined as a result of lower exhibitor attendance driven by the economic downturn and the divestiture of a non-core Brazil exposition business in the second quarter of 2009. Excluding the impact of the non-core publication and exposition divestitures, Business Media’s revenues declined by 26.4%.

Operating Income/(Loss)

The table below sets forth supplemental operating income data for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, both on an as reported and adjusted basis, adjusting for those items affecting operating income/(loss), as described above on page 34 within the Consolidated Results commentary. Adjusted operating income/(loss) is a non-GAAP measure and is presented to illustrate the effect of restructuring and other items on reported operating income/(loss), which we consider to be unusual and non-recurring in nature. Adjusted operating income/(loss) is not a presentation made in accordance with GAAP, and our use of this term may vary from others in our industry. Adjusted operating income/(loss) should not be considered as an alternative to operating income/(loss) or net income/(loss), or any other performance measures derived in accordance with GAAP as measures of operating performance.

(IN MILLIONS) SIX MONTHS ENDED JUNE 30, 2009	Reported Operating Income/(Loss)	Restructuring Charges	Adjusted Operating Income/(Loss)
Operating Income/(Loss)
Consumer Services	$136	$1	$137
Media	182	6	188
Business Media	17	3	20
Corporate and Eliminations	(42)	1	(41)

Total	$293	$11	$304

(IN MILLIONS) SIX MONTHS ENDED JUNE 30, 2008	Reported Operating Income/(Loss)	Restructuring Charges	Adjusted Operating Income/(Loss)
Operating Income/(Loss)
Consumer Services	$115	$9	$124
Media	147	3	150
Business Media	58	1	59
Corporate and Eliminations	(36)	3	(33)

Total	$284	$16	$300

Consumer Services. Adjusted operating income for the six months ended June 30, 2009 was $137 million compared to adjusted operating income of $124 million for the six months ended June 30, 2008, an increase of 10.1%, and an increase of 28.2% on a constant currency basis. Revenues were relatively flat for the period as described above as a result of the growth in Latin America and Asia Pacific being offset by revenue declines in the U.S. and Europe. Both cost of revenues and selling, general and administrative expenses decreased, 5.6% and 2.3%, respectively, on a constant currency basis, primarily due to headcount reductions and productivity programs put in place previously in North America and Europe as a result of the Transformation Initiative, offsetting volume related cost increases elsewhere, thereby resulting in an improvement in adjusted operating income.

Media. Adjusted operating income was $188 million for the six months ended June 30, 2009 compared to adjusted operating income of $150 million for the six months ended June 30, 2008, an increase of 25.4%, and an increase of 28.9% on a constant currency basis. The increase was primarily attributable to revenue related growth within Nielsen Media driven by the continued LPM expansion and the operating income impact of the AGB acquisition. Media’s cost of revenues, on a constant currency basis, increased by 8.6% due to the impact of the AGB and IAG acquisitions and volume increases within Nielsen Media North America, partly offset by lower volume related decreases elsewhere, including Entertainment, and the impact of the SRDS and PERQ/HCI divestitures. Media’s selling, general and administrative expenses, on a constant currency basis, increased by 4.6% as result of the acquisitions, partly offset by savings within Nielsen Media and the impact of the SRDS and PERQ/HCI divestitures.

Business Media. Adjusted operating income for the six months ended June 30, 2009 was $20 million compared to adjusted operating income of $59 million for the six months ended June 30, 2008, a decrease of 65.3% on a constant currency basis as a result of Business Media’s 30.4% constant currency revenue decline discussed above. Both cost of revenues and selling, general and administrative expenses decreased, 34.7% and 8.4%, respectively, on a constant currency basis, primarily due to headcount reductions, the impact of the divestiture of the two non-core publications in the second quarter of 2008, the divestiture of the non-core Brazilian exposition business in second quarter 2009, lower publication and distribution costs, and lower editorial and marketing spending.

Corporate and Eliminations. The adjusted operating loss for the six months ended June 30, 2009 was $41 million compared to an adjusted operating loss of $33 million for the six months ended June 30, 2008. The increase in operating expenses results from an increase in spending on global initiatives.

Liquidity and Capital Resources

Overview

As a result of the Valcon Acquisition and related financing, our contractual obligations, commitments and debt service requirements over the next several years are significant. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash. At June 30, 2009, cash and cash equivalents were $386 million and our total indebtedness was $8,714 million. In addition, we also had $605 million available for borrowing under our senior secured revolving credit facility at June 30, 2009.

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

Use of Proceeds of Transactions and other Financing Transactions

In January 2009 we issued $330 million in aggregate principal amount of 11.625 % Senior Notes due 2014 at an issue price of $297 million with cash proceeds of approximately $290 million net of fees and expenses.

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

In March 2009, we purchased and cancelled approximately GBP 101 million of our total GBP 250 million outstanding 5.625% EMTN debenture notes. This transaction was pursuant to a cash tender offer, whereby we paid, and participating note holders received, a price of £940 per £1,000 in principal amount of the notes, plus accrued interest. In conjunction with the GBP note cancellation we satisfied, and paid in cash, a portion of the remarketing settlement value associated with the cancelled notes to the two holders of a remarketing option associated with the notes. In addition, we unwound a portion of our existing GBP/Euro foreign currency swap, which was previously designated as a foreign currency cash flow hedge. We recorded a net loss of $3 million as a result of the combined elements of this transaction in March 2009 as a component of other expense, net in the condensed consolidated statement of operations. The net cash paid for the combined elements of this transaction was approximately $197 million.

In April 2009, we issued $500 million in aggregate principal amount of 11.5% Senior Notes due 2016 at an issue price of $461 million with cash proceeds of approximately $452 million, net of fees and expenses.

In June 2009, we purchased and cancelled all of our remaining outstanding GBP 149 million 5.625% EMTN debenture notes. This transaction was pursuant to a cash tender offer, whereby we paid, and participating note holders received, par value for the notes, plus accrued interest. In conjunction with the GBP note cancellation we satisfied, and paid in cash, the remarketing settlement value to two holders of the remaining portion of the remarketing option associated with the notes. In addition, we unwound the remaining portion of our existing GBP/Euro foreign currency swap, which was previously designated as a foreign currency cash flow hedge. We recorded a net loss of approximately $12 million in June 2009 as a component of other expense, net in the condensed consolidated statement of operations as a result of the combined elements of this transaction. The net cash paid for the combined elements of this transaction was approximately $330 million.

In June 2009, we entered into a Senior Secured Loan Agreement with Goldman Sachs Lending Partners, LLC, which provides for senior secured term loans in the aggregated principal amount of $500 million (the “New Term Loans”) bearing interest at a fixed rate of 8.50%. The New Term Loans are secured on a pari passu basis with our existing obligations under its senior secured credit facilities and have a maturity of eight years. The net proceeds from the issuance of the New Term Loans of approximately $481 million were used in their entirety to pay down senior secured term loan obligations under our existing senior secured credit facilities.

In June 2009, we received the requisite consent to amend our senior secured credit facilities to permit, among other things: (i) future issuances of additional secured notes or loans, which may include, in each case, indebtedness secured on a pari passu basis with our obligations under the senior secured credit facilities, so long as (a) the net cash proceeds from any such issuance are used to prepay term loans under the senior secured credit facilities at par until $500 million of term loans have been paid, and (b) 90% of the net cash proceeds in excess of the first $500 million from any such issuance (but all of the net cash proceeds after the first $2.0 billion) are used to prepay term loans under the senior secured credit facilities at par; and (ii) allow us to agree with lenders to extend the maturity of their term loans and revolving commitments and for us to pay increased interest rates or otherwise modify the terms of their loans in connection with such an extension (subject to certain limitations, including mandatory increases of interest rates under certain circumstances) (collectively, the “Amendment”). In connection with the Amendment, we extended the maturity of $1.25 billion of existing term loans from August 9, 2013 to May 1, 2016. The interest rate margins of term loans that were extended were increased to 3.75%. The Amendment and the subsequent extension of maturity of a portion of the existing term loans is considered a modification of our existing obligations and has been reflected as such in the condensed consolidated financial statements. We recorded a charge of approximately $4 million in June 2009 as a component of other expense, net in the condensed consolidated statement of operations primarily relating to the write-off of previously deferred debt issuance costs as a result of this modification.

Cash Flows

Operating activities. Net cash provided by operating activities was $151 million for the six months ended June 30, 2009, compared to $70 million for the six months ended June 30, 2008. The primary drivers for the increase in cash flows from operating activities were growth in operating income, improvements in working capital management including better alignment in the timing of trade payable settlements as well as improved collections on trade receivables, lower interest payments driven by a decline in interest rates on our variable rate debt and lower bonus payments. These benefits were offset slightly by an increase in tax payments.

Investing activities. Net cash used in investing activities was $143 million for the six months ended June 30, 2009, compared to $403 million for the six months ended June 30, 2008. The lower net cash usage was primarily driven by lower acquisition payments as a result of our acquisition of IAG in May 2008 and lower capital expenditures.

Capital expenditures for property, plant, equipment, software and other assets totaled $132 million for the six months ended June 30, 2009 versus $171 million for the six months ended June 30, 2008. The primary reasons for the decrease in capital expenditures related to lower 2009 spend on the LPM expansion by Nielsen Media and lower computer hardware purchases.

Financing activities. For the six months ended June 30, 2009 we had net cash used in financing activities of $99 million as compared to net cash provided by financing activities of $324 million for the six months ended June 30, 2008. The comparative use of cash was mainly driven by our repayments of $220 million on our revolving credit facility for the six months ended June 30, 2009 as compared to net borrowings of $185 million for the six months ended June 30, 2008 as well as the results of the financing transactions described above under the “Use of Proceeds of Transactions and other Financing Transactions” section above.

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

Failure to comply with either of these covenants would result in an event of default under our senior secured credit facility unless waived by our senior credit lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our senior secured credit facility and these covenants are material to us. As of June 30, 2009, we were in compliance with the covenants described above.

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

Covenant earnings before interest, taxes, depreciation and amortization (“Covenant EBITDA”) is a non-generally accepted accounting principle (“GAAP”) measure used to determine our compliance with certain covenants contained in our senior secured credit facilities. Covenant EBITDA is defined in our senior secured credit facilities as net income/(loss) from continuing operations, as adjusted for the items summarized in the table below. Covenant EBITDA is not a presentation made in accordance with GAAP, and our use of the term Covenant EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Covenant EBITDA should not be considered as an alternative to net income/(loss), operating income or any other performance measures derived in accordance with GAAP as measures of operating performance or cash flows as measures of liquidity. Covenant EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

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

The following is a reconciliation of our net loss from continuing operations, for the three and twelve months ended June 30, 2009, to Covenant EBITDA as defined above under our senior secured credit facilities:

	Covenant EBITDA (unaudited)
(IN MILLIONS)	Three months ended June 30, 2009	Twelve months ended June 30, 2009
Loss from continuing operations	$(9)	$(460)
Interest expense, net	151	622
Benefit for income taxes	(20)	(3)
Depreciation and amortization	137	531

EBITDA	259	690
Non-cash charges(1)	(6)	431
Unusual or non-recurring items(2)	75	14
Restructuring charges and business optimization costs (3)	10	129
Cost savings(4)	NA	—
Sponsor monitoring fees(5)	3	12
Other(6)	(7)	16

Covenant EBITDA	$334	$1,292

Credit Statistics:
Current portion of long term debt, capital lease obligation and other short-term borrowings	$121
Non-current portion of long-term debt and capital lease and other obligations	8,593

Total debt	8,714

Cash and cash equivalents	386
Less: Additional deduction per credit agreement	10

Cash and cash equivalents excluding cash of unrestricted subsidiaries/deduction	376

Net debt, including Nielsen net debt(7)	8,338
Less: Unsecured debenture loans	(3,285)
Less: Other unsecured net debt	(3)

Secured net debt(8)	$5,050

Net debt, excluding $384 million (at June 30, 2009) of Nielsen net debt(9)	$7,954
Ratio of secured net debt to Covenant EBITDA	3.91
Ratio of net debt (excluding Nielsen net debt) to Covenant EBITDA(10)	6.16
Consolidated interest expense, including Nielsen interest expense(11)	568
Ratio of Covenant EBITDA to Consolidated Interest Expense, including Nielsen interest expense	2.27

(1)	Consists of non-cash items that are permitted adjustments in calculating covenant compliance under the senior secured credit facility, primarily goodwill impairment and share-based compensation.

(2)	Unusual or non-recurring items include (amounts in millions):

	Three months ended June 30, 2009	Twelve months ended June 30, 2009
Currency exchange rate differences on financial transactions and other gains (a)	$56	$(110)
Loss on Derivative Instruments	11	81
Duplicative running costs(b)	5	20
U.S. Listing/Consulting Fees Costs	1	7
Other(e)	2	16

Total	$75	$14

(a)	Represents foreign exchange gains or losses on revaluation of external debt and intercompany loans.

(b)	Represents the costs incurred in Europe as a result of the parallel running of data factory systems expected to be eliminated. Also includes duplicative Transformation Initiative running costs.

(c)	Includes other unusual or non-recurring items that are required or permitted adjustments in calculating covenant compliance under the senior secured credit facility.

(3)	Restructuring charges and business optimization costs (including costs associated with Transformation Initiative), severance and relocation costs.

(4)	Represents the amount of run rate cost savings related to the Transformation Initiative projected by us in good faith to be realized as a result of specified actions. Run rate savings represent estimated annualized savings expected to be realized one year from June 30, 2009. We have elected not to add back any run rate cost savings relating to existing actions for this period. We do not make specific assumptions relating to run rate cost savings on an interim basis. See Note 5 to the condensed consolidated financial statements, “Restructuring Activities”, contained in Part I, Item 1 above for discussion of the Transformation Initiative.

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

(5)	Represents the annual Sponsor monitoring fees.

(6)	These adjustments include the pro forma EBITDA impact of businesses that were acquired during the last twelve months, gain on sale of fixed assets, subsidiaries and affiliates, dividends received from affiliates; equity in net income of affiliates, and the exclusion of Covenant EBITDA attributable to unrestricted subsidiaries.

(7)	Net debt, including Nielsen net debt, is not a defined term under GAAP. Net debt is calculated as total debt less cash and cash equivalents at June 30, 2009 excluding a contractual $10 million threshold.

(8)	The net secured debt is the consolidated total net debt that is secured by a lien on any assets or property of a loan party or a restricted subsidiary.

(9)	Net debt, as defined, excluding $384 million of Nielsen net debt, is not a defined term under GAAP. Nielsen and our unrestricted subsidiaries are not subject to the restrictive covenants contained in the senior secured credit facility, and Nielsen’s Senior Discount Notes are not considered obligations of any of Nielsen’s subsidiaries. Therefore, these notes will not be taken into account when calculating the ratios under the senior secured credit facility.

(10)	For the reasons discussed in footnote (9) above, the ratio of net debt (excluding Nielsen’s Senior Discount Notes) to Covenant EBITDA presented above does not include $384 million of Nielsen net indebtedness.

(11)	Consolidated interest expense is not a defined term under GAAP. Consolidated interest expense for any period is defined in our senior secured credit facility as the sum of (i) the cash interest expense of Nielsen Holding and Finance B.V. and its subsidiaries with respect to all outstanding indebtedness, including all commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance and net costs under swap contracts, net of cash interest income, and (ii) any cash payments in respect of the accretion or accrual of discounted liabilities during such period related to borrowed money (with a maturity of more than one year) that were amortized or accrued in a previous period, excluding, in each case, however, among other things, the amortization of deferred financing costs and any other amounts of non-cash interest, the accretion or accrual of discounted liabilities during such period, commissions, discounts, yield and other fees and charges incurred in connection with certain permitted receivables financing and all non-recurring cash interest expense consisting of liquidated damages for failure to timely comply with registration rights obligations and financing fees. Consolidated interest expense, including Nielsen interest expense, is not a defined term under GAAP. Consolidated interest expense, including Nielsen interest expense, is calculated as total consolidated interest expense for the four consecutive fiscal quarter periods ended on June 30, 2009, including $31 million of interest expense of Nielsen as follows:

(IN MILLIONS)
Cash Interest Expense	$467
Less: Cash Interest Income	13

Net Cash Interest Expense for the twelve months ended June 30, 2009	454
Plus: Pro Forma impact for acquisitions, divestitures and debt issuance and retirement	114

Pro Forma Cash Interest Expense for the twelve months ended June 30, 2009	$568

See “—Liquidity and Capital Resources” for further information on our indebtedness and covenants.

Transactions with Sponsors and Other Related Parties

We recorded $3 million and $6 million in selling, general and administrative expenses related to Sponsor management fees, travel and consulting for both the three and six months ended June 30, 2009 and June 30, 2008, respectively.

In June 2009, Valcon Acquisition Holding BV granted 350,000 time-based stock options to affiliates of Centerview Partners (“Centerview”), a shareholder of a Nielsen parent, in connection with one of its partners being elected Chairman of the Supervisory Board of Nielsen. As of June 30, 2009, Centerview collectively holds 500,000 performance-based options and 350,000 time-based options to purchase shares in Valcon.

Commitments and Contingencies

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

Pursuant to the agreements affecting the 1996 Spin-Off, among other factors, certain liabilities, including certain contingent liabilities and tax liabilities arising out of certain prior business transactions (the “D&B Legacy Tax Matters”), were allocated among Old D&B, ACNielsen and Cognizant. The agreements provide that any disputes regarding these matters are subject to resolution by arbitration.

In connection with the acquisition of NMR, Nielsen recorded in 1999, a liability for NMR’s aggregate liability for payments related to the D&B Legacy Tax Matters. During the three months ended June 30, 2009, we paid approximately $11 million for the settlement of all probable claims relating to these matters.

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida on April 30, 2009. The lawsuit alleges that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint does not specify the amount of damages sought and seeks declaratory and equitable relief. We believe this lawsuit is without merit and intends to defend it vigorously.

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

Summary of Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”, a replacement of SFAS 141 (“SFAS 141(R)”). SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS 141(R) changes current practice, in part, as follows: (i) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (ii) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (iii) pre-acquisition contingencies, such as those relating to legal matters, will generally have to be accounted for in purchase accounting at fair value; (iv) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” would have to be met at the acquisition date; and (v) changes to valuation allowances for deferred income tax assets and adjustments to unrecognized tax benefits generally will be recognized as adjustments to income tax expense rather than goodwill. We adopted the provisions of SFAS 141(R) effective January 1, 2009 and such adoption did not have a material impact on our condensed consolidated financial statements as of June 30, 2009 and for the three and six months then ended. However, the provisions of SFAS 141(R) will impact our treatment of adjustments to existing tax contingencies and business combinations after January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161, effective January 1, 2009, had no impact on our condensed consolidated financial statements as of June 30, 2009 and for the three and six months then ended. The additional disclosures required by this statement are included in Note 7 – “Fair Value of Financial Instruments”.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (‘FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter 2009. The adoption of FSP 107-1/APB 28-1, effective April 1, 2009, had no impact on our condensed consolidated financial statements as of June 30, 2009 and for the three and six months then ended. The additional disclosures required by this statement are included in Note 8 – “Long-term Debt and Other Financing Arrangements”.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our condensed consolidated financial statements. We have evaluated subsequent events through August 12, 2009, the date of issuance of our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of SFAS 167 on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial statements.

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

Foreign Currency Exchange Risk

We operate globally, deriving approximately 44% of revenues for the six months ended June 30, 2009 in currencies other than the U.S. Dollar. We predominantly generate revenue and expenses in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure.

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

The table below details the percentage of revenues and expenses by currency for the period from January 1, 2009 to June 30, 2009:

	U.S. Dollars	Euro	Other Currencies
Revenues	56%	13%	31%
Operating costs	57%	14%	29%

Based on the twelve months ended December 31, 2008, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $5 million annually, with an immaterial impact on operating income.

Interest Rate Risk

At June 30, 2009, we had $4,910 million in carrying value of floating-rate debt under our senior secured credit facilities and our EMTN floating rate notes. A one percentage point increase in these floating rates would increase our annual interest expense by approximately $49 million. Given our exposure to volatility in floating rates, we continuously evaluate hedging opportunities, which have resulted in our execution of interest rate swap hedging instruments in November 2006, January 2007, February 2008 and February 2009. Although these instruments provide us with an economic hedge of our overall exposure to changes in interest rates, we discontinued hedge accounting on a significant portion of our interest rate swap portfolio in February 2009 and therefore all changes in fair value of the interest rate swaps are reflected as a component of derivative gains and losses within our consolidated statement of operations.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

4.6(k)	Tenth Supplemental Indenture, dated as of May 21, 2009, among The Cambridge Group, Inc., an Illinois corporation and an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016

4.6(l)	Eleventh Supplemental Indenture, dated as of May 21, 2009, among The Cambridge Group, Inc., an Illinois corporation and an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016

4.9(b)	Second Supplemental Indenture, dated as of February 13, 2009, among The Cambridge Group, Inc., an Illinois corporation and an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 11.625% Senior Notes due 2014

4.10(a)	First Supplemental Indenture, dated as of February 13, 2009, among The Cambridge Group, Inc., an Illinois corporation and an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 11.5% Senior Notes due 2016

10.10(h)	Restricted Stock Unit Award Agreement, dated as of June 19, 2009, between Valcon Acquisition Holding B.V. and Mitchell Habib

10.22(f)	Form of Stock Option Agreement between Valcon Acquisition Holding B.V. and Centerview Partners Holdings, L.L.C.

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V.
(Registrant)

/s/ Jeffrey R. Charlton
Date: August 12, 2009	Jeffrey R. Charlton
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer

EXHIBITS

Exhibit Number	Description of Exhibits

4.6(k)	Tenth Supplemental Indenture, dated as of May 21, 2009, among The Cambridge Group, Inc., an Illinois corporation and an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016

4.6(l)	Eleventh Supplemental Indenture, dated as of May 21, 2009, among The Cambridge Group, Inc., an Illinois corporation and an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016

4.9(b)	Second Supplemental Indenture, dated as of February 13, 2009, among The Cambridge Group, Inc., an Illinois corporation and an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 11.625% Senior Notes due 2014

4.10(a)	First Supplemental Indenture, dated as of February 13, 2009, among The Cambridge Group, Inc., an Illinois corporation and an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 11.5% Senior Notes due 2016

10.10(h)	Restricted Stock Unit Award Agreement, dated as of June 19, 2009, between Valcon Acquisition Holding B.V. and Mitchell Habib

10.22(f)	Form of Stock Option Agreement between Valcon Acquisition Holding B.V. and Centerview Partners Holdings, L.L.C.

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)