Form 10-Q
period 2009-09-30
Nielsen CO B.V.
filed 2009-11-12
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-142546-29

The Nielsen Company B.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-0366864
(State of incorporation)	(I.R.S. Employer Identification No.)

770 Broadway New York, New York 10003 (646) 654-5000	Diemerhof 2 1112 XL Diemen The Netherlands +31 (0) 20 398 87 77

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 258,463,857 shares of the registrant’s Common Stock outstanding as of October 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The Nielsen Company B.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	September 30, 2009	December 31, 2008
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$409	$466
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $26 and $33 as of September 30, 2009 and December 31, 2008, respectively	880	958
Prepaid expenses and other current assets	213	189

Total current assets	1,502	1,613
Non-current assets
Property, plant and equipment, net	601	603
Goodwill	7,043	7,185
Other intangible assets, net	4,842	5,070
Deferred tax assets	316	319
Other non-current assets	492	568

Total assets	$14,796	$15,358

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$897	$1,019
Deferred revenues	386	438
Income tax liabilities	93	138
Current portion of long-term debt, capital lease obligations and short-term borrowings	44	421

Total current liabilities	1,420	2,016
Non-current liabilities
Long-term debt and capital lease obligations	8,701	8,073
Deferred tax liabilities	1,432	1,592
Other non-current liabilities	625	786

Total liabilities	12,178	12,467

Commitments and contingencies (Note 13)
Equity:
Shareholders’ equity
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at September 30, 2009 and December 31, 2008	58	58
Additional paid-in capital	4,346	4,342
Accumulated deficit	(1,627)	(1,095)
Accumulated other comprehensive loss, net of income taxes	(172)	(431)

Total shareholders’ equity	2,606	2,875
Noncontrolling interests	12	16

Total equity	2,618	2,891

Total liabilities and equity	$14,796	$15,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2009	2008	2009	2008
Revenues	$1,250	$1,260	$3,610	$3,778

Cost of revenues, exclusive of depreciation and amortization shown separately below	535	548	1,536	1,671
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	383	414	1,169	1,267
Depreciation and amortization	145	128	414	370
Impairment of goodwill and intangible assets	582	—	582	—
Restructuring (credits)/costs	(2)	46	9	62

Operating (loss)/income	(393)	124	(100)	408

Interest income	2	4	6	14
Interest expense	(170)	(163)	(486)	(485)
Loss on derivative instruments	(21)	(38)	(54)	(5)
Foreign currency exchange transaction (losses)/gains, net	(21)	124	10	43
Other (expense)/income, net	(1)	1	(14)	(2)

(Loss)/income from continuing operations before income taxes and equity in net loss of affiliates	(604)	52	(638)	(27)
Benefit/(provision) for income taxes	111	(10)	133	5
Equity in net loss of affiliates	(33)	(1)	(25)	—

(Loss)/income from continuing operations	(526)	41	(530)	(22)
Discontinued operations, net of tax	—	—	—	(3)

Net (loss)/income	(526)	41	(530)	(25)
Net income/(loss) attributable to noncontrolling interests	1	(1)	2	—

Net (loss)/income attributable to The Nielsen Company B.V.	$(527)	$42	$(532)	$(25)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(IN MILLIONS)	2009	2008
Operating Activities
Net loss	$(530)	$(25)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based payments expense	6	20
Loss on sale of discontinued operations, net of tax	—	3
Currency exchange rate differences on financial transactions and other losses	5	(41)
Loss on derivative instruments	54	5
Equity in net loss from affiliates, net of dividends received	33	9
Depreciation and amortization	414	370
Impairment of goodwill and intangible assets	582	—
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	125	(25)
Prepaid expenses and other current assets	(19)	2
Accounts payable and other current liabilities and deferred revenues	(209)	(199)
Other non-current liabilities	(2)	3
Interest receivable	—	3
Interest payable	102	88
Income taxes	(239)	(73)

Net cash provided by operating activities	322	140

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(50)	(258)
Proceeds from sale of subsidiaries and affiliates, net	16	20
Additions to property, plant and equipment and other assets	(101)	(149)
Additions to intangible assets	(103)	(104)
Other investing activities	17	3

Net cash used in investing activities	(221)	(488)

Financing Activities
Net (repayments)/borrowings on revolving credit facility	(295)	185
Proceeds from issuances of other debt, net of issuance costs	1,223	217
Repayments of other debt	(898)	(173)
Decrease in other short-term borrowings	(45)	(11)
Dividends paid to noncontrolling interests	(2)	—
Valcon capital (return)/contribution	(1)	79
Settlement of derivatives and other financing activities	(166)	(8)

Net cash (used in)/provided by financing activities	(184)	289

Effect of exchange-rate changes on cash and cash equivalents	26	(15)

Net decrease in cash and cash equivalents	(57)	(74)
Cash and cash equivalents at beginning of period	466	399

Cash and cash equivalents at end of period	$409	$325

Supplemental Cash Flow Information
Cash paid for income taxes	$106	$68
Cash paid for interest, net of amounts capitalized	$383	$397

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€“). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. Certain reclassifications have been made to the prior period amounts to conform to the current period presentation. The Company has evaluated events occurring subsequent to September 30, 2009 for potential recognition or disclosure in the condensed consolidated financial statements through November 11, 2009 and concluded that there were no subsequent events that required recognition or disclosure.

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

2. Summary of Recent Accounting Pronouncements

Accounting Standards Codification

The Financial Accounting Standards Board (“FASB”) has issued FASB Statement No. 168, The “FASB Accounting Standards Codification™” and the Hierarchy of Generally Accepted Accounting Principles (codified as ASC 105). ASC 105 establishes the FASB Accounting Standards Codification™ (Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. Nielsen has begun the process of implementing the Codification in this quarterly report by providing references to the Codification topics alongside references to the existing standards. The adoption did not have a material affect on the Company’s condensed consolidated financial statements as of September 30, 2009 or for the three and nine months then ended.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, a replacement of SFAS 141 (codified as ASC 805). ASC 805 is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. ASC 805 provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the prior step acquisition model was eliminated. Additionally, ASC 805 changed prior practice, in part, as follows: (i) contingent consideration arrangements are fair valued at the acquisition date and included on that basis in the purchase price consideration; (ii) transaction costs are expensed as incurred, rather than capitalized as part of the purchase price; (iii) pre-acquisition contingencies, such as those relating to legal matters, are generally accounted for in purchase accounting at fair value; (iv) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (codified as ASC 420) have to be met at the acquisition date; and (v) changes to valuation allowances for deferred income tax assets and adjustments to unrecognized tax benefits generally are recognized as adjustments to income tax expense rather than goodwill. The Company adopted the provisions of ASC 805 effective January 1, 2009 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements as of September 30, 2009 and for the three and nine months then ended. However, the provisions of ASC 805 will impact the Company’s accounting for adjustments to existing tax contingencies and business combinations after January 1, 2009.

Fair Value Measurements

In February 2008, the FASB delayed the effective date of SFAS No. 157, “Fair Value Measurements” (codified as ASC 820) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, effective January 1, 2009, the Company adopted ASC 820 for non-financial assets and non-financial liabilities. The adoption of ASC 820 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on the Company’s condensed consolidated financial statements as of September 30, 2009 and for the three and nine months then ended. The additional disclosures required by this statement are included in Note 7 – “Fair Value Measurements”.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (codified as ASC 825-10-65-1). This standard requires interim disclosures regarding the fair values of financial instruments as well as the methods and significant assumptions, including any changes thereto from prior periods, used to estimate the fair value of financial instruments on an interim basis. This standard does not change the accounting for these financial instruments and therefore the adoption, effective April 1, 2009, had no impact on the Company’s condensed consolidated financial statements as of September 30, 2009 and for the three and nine months then ended. The additional disclosures required by this statement are included in Note 8 – “Long-term Debt and Other Financing Arrangements”.

Derivative Instruments Disclosures

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (codified as ASC 815-10-65-1). This standard enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (codified as ASC 815-10); and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this standard, effective January 1, 2009, had no impact on the Company’s condensed consolidated financial statements as of September 30, 2009 and for the three and nine months then ended. The additional disclosures required by this statement are included in Note 7 – “Fair Value Measurements”.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (codified as ASC 855). ASC 855 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. ASC 855 became effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Noncontrolling Interests and Changes in the Consolidation Model for Variable Interest Entities

Effective January 1, 2009, the Company adopted and retrospectively applied SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51,” (codified as ASC 810-10-65-1). This statement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10-65-1 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the condensed consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (as codified in ASC 810 - Consolidation). ASC 810 amends the consolidation guidance applicable to variable interest entities (“VIE”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIE’s. ASC 810 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of ASC 810 on its consolidated financial position and results of operations.

3. Acquisitions and Investments in Affiliates

For the nine months ended September 30, 2009, Nielsen paid cash consideration of $50 million associated with both current period and previously executed acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, Nielsen recorded deferred consideration of $24 million, substantially all of which is payable through March 2012. Had the current period acquisitions occurred as of January 1, 2009, the impact on Nielsen’s consolidated results of operations would not have been material.

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

For the nine months ended September 30, 2008, Nielsen paid cash consideration of $36 million associated with other acquisitions and investments in affiliates, net of cash acquired. Had IAG and the other acquisitions occurred as of January 1, 2008, the impact on Nielsen’s consolidated results of operations would not have been material.

Scarborough Research

During the third quarter of 2009, the Company concluded that the carrying value of its non-controlling ownership interest in Scarborough Research (“Scarborough”) was impaired as a result of continued declines in customer discretionary spending and the related impact on the launch of new performance tracking and marketing products. The Company deemed this impairment to be other than temporary and, accordingly, recorded an after-tax non-cash impairment charge of $26 million (net of a tax adjustment of $18 million) during the period in “Equity in net loss of affiliates” in the Consolidated Statement of Operations. As of September 30, 2009, the adjusted carrying value of the Company’s investment in Scarborough was $48 million.

4. Business Divestitures

During the nine months ended September 30, 2009, the Company received $16 million in net proceeds associated with business divestitures, primarily associated with the sale of the Brazilian exposition business within its Business Media segment. The impact of these transactions on the Company’s consolidated results of operations was not material.

During the nine months ended September 30, 2008, the Company received $20 million in net proceeds associated with two divestitures within its Business Media segment and the final settlement of the sale of its Directories segment to World Directories. The impact of these transactions on the Company’s consolidated results of operations was not material.

On February 8, 2007, Nielsen completed the sale of a significant portion of its Business Media Europe (BME) unit for $414 million in cash. In September 2008, Nielsen recorded a charge of $3 million relating to the settlement of outstanding litigation associated with the disposed of unit.

5. Goodwill and Other Intangible Assets

During the third quarter of 2009, the Company concluded that impairment indicators existed for certain reporting units within its Media segment. The affected reporting units relate to previous acquisitions, which have seen declines in industry valuations since the acquisition dates and revised near-term growth projections. The Company also concluded that impairment indicators existed within its Business Media segment due to significant declines in revenue.

Accordingly, the Company conducted an interim impairment test and assessed the fair value of the intangible assets and the reporting units as compared to the underlying book value. The impairment tests were performed in accordance with both accepted valuation techniques and Nielsen’s accounting policies described in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The Company’s impairment assessments resulted in the recognition of a non-cash goodwill impairment charge of $337 million and a non-cash customer-related intangible asset impairment charge of $245 million, during the three months ended September 30, 2009. A deferred tax benefit of $108 million was recognized during the period as a result of these impairment charges.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2009.

(IN MILLIONS)	Consumer Services	Media	Business Media	Total
Balance, December 31, 2008	$2,553	$4,002	$630	$7,185
Acquisitions and purchase price adjustments	1	17	—	18
Impairments	—	(280)	(57)	(337)
Dispositions and transfers	(6)	—	(6)	(12)
Effect of foreign currency translation	180	9	—	189

Balance, September 30, 2009	$2,728	$3,748	$567	$7,043

At September 30, 2009, $318 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

	Gross Amounts		Accumulated Amortization
(IN MILLIONS)	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Indefinite-lived intangibles:
Trade names and trademarks	$1,938	$1,860	$—	$—

Amortized intangibles:
Trade names and trademarks	$156	$157	$(22)	$(15)
Customer-related intangibles	2,748	2,970	(451)	(383)
Covenants-not-to-compete	21	34	(14)	(26)
Computer software	798	714	(374)	(274)
Patents and other	62	45	(20)	(12)

Total	$3,785	$3,920	$(881)	$(710)

Amortization expense for the three months ended September 30, 2009 and 2008 was $90 million and $78 million, respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 was $252 million and $226 million, respectively.

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

6. Restructuring Activities

Transformation Initiative

In December 2006, Nielsen announced its intention to expand its cost-saving programs to all areas of Nielsen’s operations worldwide. The Company further announced strategic changes as part of a major corporate transformation (“Transformation Initiative”). The Transformation Initiative is designed to make the Company a more successful and efficient enterprise. As such, the Company continues to execute cost-reduction programs by streamlining and centralizing corporate, operational and information technology functions, leveraging global procurement, consolidating real estate, and expanding, outsourcing or off shoring certain other operational and production processes. Implementation of these initiatives is expected to continue through the first half of 2010.

For the three months ended September 30, 2009, Nielsen recorded net restructuring credits of $2 million compared to charges of $46 million for the three months ended September 30, 2008. The net restructuring credits resulted primarily from adjustments to previously recorded liabilities driven mostly by a higher attrition factor on targeted employees compared to the Company’s initial estimates. For the nine months ended September 30, 2009 and 2008, Nielsen recorded restructuring charges of $9 million and $62 million, respectively, primarily relating to severance costs associated with employee terminations.

Other

Liabilities relating to other restructuring programs at September 30, 2009 are $1 million. These initiatives have been completed, but payments will continue until 2010.

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Transformation Initiative	Other	Total
Balance at December 31, 2008	$95	$2	$97
Charges	9	—	9
Payments	(61)	(1)	(62)

Balance at September 30, 2009	$43	$1	$44

7. Fair Value Measurements

The applicable FASB Codification guidance (ASC 820-10) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which the Company would transact, and also considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

There are three levels of inputs that may be used to measure fair value:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally unobservable and may not be corroborated by market data.

Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, and long-term debt. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

(IN MILLIONS)	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments in mutual funds(1)	$2	$2	$—	$—
Plan assets for deferred compensation(2)	15	15	—	—
Investments in equity securities(3)	8	8	—	—

Total	$25	$25	$—	$—

Liabilities:
Interest rate swap arrangements(4)	$147	—	$147	$—
Deferred compensation liabilities(5)	15	15	—	—

Total	$162	$15	$147	$—

(1)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At September 30, 2009, Nielsen had no exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

In February 2009, Nielsen entered into two three-year forward interest rate swap agreements with starting dates of November 9, 2009. These agreements fix the LIBOR-related portion of interest rates for $500 million of the Company’s variable-rate debt at an average rate of 2.47%. The commencement date of the interest rate swaps coincides with the $1 billion notional amount interest rate swap that matured on November 9, 2009. These derivative instruments have been designated as interest rate cash flow hedges.

In February 2009, Nielsen modified the reset interest rate underlying its $4,525 million senior secured term loan and, as a result, the related floating-to-fixed interest rate swap derivative financial instruments became ineffective. Cumulative losses deferred as a component of accumulated other comprehensive loss will be recognized in interest expense over the remaining term of the senior secured term loan being hedged. Beginning in February 2009, Nielsen began recording all changes in fair value of the floating-to-fixed interest rate swaps currently in earnings as a component of loss on derivative instruments.

Nielsen expects to recognize approximately $69 million of pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments, which includes the aforementioned modification.

As of September 30, 2009 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$500,000,000	November 2012	US Dollar
Interest rate swaps not designated as hedging instruments
US Dollar term loan floating-to-fixed rate swap	$1,000,000,000	November 2009	US Dollar
US Dollar term loan floating-to-fixed rate swap	$500,000,000	February 2010	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$1,000,000,000	November 2010	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$800,000,000	November 2011	US Dollar
Euro term loan floating-to-fixed rate swap	$367,400,000	November 2009	Euro

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

Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009				December 31, 2008
(IN MILLIONS)	Other Current Assets	Other Non- Current Assets	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Other Current Assets	Other Non- Current Assets	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$—	$8	$—	$—	$32	$137
Foreign currency swaps	—	—	—	—	—	—	—	131

Total derivatives designated as hedging instruments	$—	$—	$—	$8	$—	$—	$32	$268

Derivatives not designated as hedging instruments
Interest rate swaps	$—	$—	$20	$119	$—	$—	$3	$—
Foreign currency swaps	—	—	—	—	—	22	—	—
Foreign currency forward contracts	—	—	—	—	1	—	2	—

Total derivatives not designated as hedging instruments	$—	$—	$20	$119	$1	$22	$5	$—

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended September 30, 2009 and 2008 was as follows (amounts in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) September 30,		Location of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from OCI into Income (Effective Portion) September 30,		Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) September 30,
	2009	2008		2009	2008	2009	2008
Interest rate swaps	$(7)	$(22)	Interest expense	$—	$(14)	$(24)	$—
Foreign currency swap	—	4	Foreign currency exchange transaction gains/(losses), net	—	4	—	—

Total	$(7)	$(18)		$—	$(10)	$(24)	$—

The pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended September 30, 2009 and 2008 was as follows (amounts in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) Nine months ended September 30,		Location of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from OCI into Income (Effective Portion) Nine months ended September 30,		Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Nine months ended September 30,
	2009	2008		2009	2008	2009	2008
Interest rate swaps	$(25)	$(32)	Interest expense	$(25)	$(35)	$(61)	$—
Foreign currency swap	23	(30)	Foreign currency exchange transaction gains/(losses), net	28	(30)	—	—

Total	$(2)	$(62)		$3	$(65)	$(61)	$—

Derivatives Not Designated as Hedging Instruments

The pre-tax effect of derivative instruments not designated as hedges for the three months ended September 30, 2009 and 2008 was as follows (amounts in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Statement of Operations on Derivatives	Amount of Gain/(Loss) Recognized in Statement of Operations on Derivatives Three months ended September 30,
		2009	2008
Interest rate swaps	(Loss)/gain on derivative instruments	$(21)	$1
Foreign currency swaps	(Loss)/gain on derivative instruments	—	(32)
Foreign currency forward contracts	(Loss)/gain on derivative instruments	—	(7)

Total		$(21)	$(38)

The pre-tax effect of derivative instruments not designated as hedges for the nine months ended September 30, 2009 and 2008 was as follows (amounts in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Statement of Operations on Derivatives	Amount of Gain/(Loss) Recognized in Statement of Operations on Derivatives Nine Months Ended September 30,
		2009	2008
Interest rate swaps	(Loss)/gain on derivative instruments	$(30)	$3
Foreign currency swaps	(Loss)/gain on derivative instruments	(19)	(9)
Foreign currency forward contracts	(Loss)/gain on derivative instruments	(5)	1

Total		$(54)	$(5)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is required, on a nonrecurring basis, to adjust the carrying value or provide valuation allowances for certain assets using fair value measurements. The Company’s equity method investments, cost method investments, and non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

The following table summarizes the valuation of the Company’s material non-financial assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009:

(IN MILLIONS)	September 30, 2009	(Level 1)	(Level 2)	(Level 3)	Total impairment losses
Goodwill	$7,043	$—	$—	$7,043	$(337)
Customer-related intangibles	2,297	—	—	2,297	(245)
Equity method investments(1)	75	—	—	75	(44)

Total	$9,415	$—	$—	$9,415	$(626)

(1)

Total impairment losses associated with equity method investments are recorded as a component of equity in net loss of affiliates, net of tax, within the condensed consolidated statements of operations. See Note 3 “Acquisitions and Investments in Affiliates” for more information.

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of September 30, 2009.

(IN MILLIONS)	September 30, 2009			December 31, 2008
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
Senior secured term loan ($2,983 million and $4,525 million at September 30, 2009 and December 31, 2008, respectively) (LIBOR based variable rate of 2.25%) due 2013		$2,983	$2,794		$4,426	$2,979
$1,013 million senior secured term loan (LIBOR based variable rate of 4.00%) due 2016		1,008	949		—	—
Senior secured term loan (EUR 321 million and EUR 546 million at September 30, 2009 and December 31, 2008, respectively) (EURIBOR based variable rate of 2.42%) due 2013		472	437		759	513
EUR 179 million senior secured term loan (EURIBOR based variable rate of 4.17%) due 2016		261	241		—	—
$500 million 8.50% senior secured term loan due 2017		500	493		—	—
$688 million senior secured revolving credit facility (EURIBOR or LIBOR based variable rate) due 2012		—	—		295	199

Total senior secured credit facilities (with weighted average interest rate)	3.53%	5,224	4,914	4.47%	5,480	3,691

(IN MILLIONS)	September 30, 2009			December 31, 2008
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
$1,070 million 12.50% senior subordinated discount debenture loan due 2016		859	680		784	303
$870 million 10.00% senior debenture loan due 2014		869	878		869	691
$500 million 11.5% senior debenture loan due 2016		462	492		—	—
$330 million 11.625% senior debenture loan due 2014		300	320		—	—
EUR 343 million 11.125% senior discount debenture loan due 2016		414	312		362	89
EUR 150 million 9.00% senior debenture loan due 2014		220	205		209	136
GBP 250 million 5.625% debenture loan (EMTN) due 2010 or 2017		—	—		366	285
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 2.26%) due 2010		74	69		70	53
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 2.33%) due 2012		74	58		70	45
EUR 30 million 6.75% private placement debenture loan (EMTN) due 2012		46	41		44	28
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011		46	37		45	32

(IN MILLIONS)	September 30, 2009			December 31, 2008
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
Total debenture loans (with weighted average interest rate)	12.04%	3,364	3,092	10.67%	2,819	1,662
Other loans		—	—	6.28%	8	8

Total long-term debt	6.86%	8,588	8,006	6.57%	8,307	5,361
Capital lease and other obligations		134			121
Short-term debt		3			2
Bank overdrafts		20			64

Total debt and other financing arrangements		8,745			8,494
Less: Current portion of long-term debt, capital lease and other obligations and other short-term borrowings		44			421

Non-current portion of long-term debt and capital lease and other obligations		$8,701			$8,073

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For October 1, 2009 to December 31, 2009	$3
2010	86
2011	58
2012	132
2013	3,468
2014	1,402
Thereafter	3,439

$8,588

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

In June 2009 Nielsen Finance received the requisite consent to amend its senior secured credit facilities to permit, among other things: (i) future issuances of additional secured notes or loans, which may include, in each case, indebtedness secured on a pari passu basis with Nielsen Finance’s obligations under the senior secured credit facilities, so long as (a) the net cash proceeds from any such issuance are used to prepay term loans under the senior secured credit facilities at par until $500 million of term loans have been paid, and (b) 90% of the net cash proceeds in excess of the first $500 million from any such issuance (but all of the net cash proceeds after the first $2.0 billion) are used to prepay term loans under the senior secured credit facilities at par; and (ii) allow Nielsen Finance to agree with lenders to extend the maturity of their term loans and revolving commitments and for it to pay increased interest rates or otherwise modify the terms of their loans in connection with such an extension (subject to certain limitations, including mandatory increases of interest rates under certain circumstances) (collectively, the “Amendment”). In connection with the Amendment, Nielsen Finance extended the maturity of $1.26 billion of their existing term loans from August 9, 2013 to May 1, 2016. The interest rate margins of term loans that were extended were increased to 3.75%. The Amendment and the subsequent extension of maturity of a portion of the existing term loans is considered a modification of the Company’s existing obligations and has been reflected as such in the condensed consolidated financial statements. The Company recorded a charge of approximately $4 million in June 2009 as a component of other expense, net in the condensed consolidated statement of operations primarily relating to the write-off of previously deferred debt issuance costs as a result of this modification.

9. Comprehensive Income/(Loss)

The following table sets forth the components of comprehensive income/(loss), net of income tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2009	2008	2009	2008
Net (loss)/income	$(526)	$41	$(530)	$(25)
Other comprehensive income/(loss), net of tax
Unrealized gains/(losses) on:
Currency translation adjustments	80	(254)	242	(233)
Available-for-sale securities	(1)	(6)	(3)	(3)
Changes in the fair value of cash flow hedges	11	(8)	23	(5)
Pension liability	(1)	—	(2)	—

Total other comprehensive income/(loss)	89	(268)	260	(241)

Total comprehensive loss	(437)	(227)	(270)	(266)

Comprehensive income/(loss) attributable to noncontrolling interests	2	(1)	3	—

Total comprehensive loss attributable to The Nielsen Company B.V.	$(439)	$(226)	$(273)	$(266)

10. Share-Based Compensation

In the second quarter of 2009, the Company determined that it is not probable that the performance options that were expected to vest on December 31, 2010 and 2011 would vest. Because the performance options are no longer expected to vest, the cumulative share based compensation expense of $10 million related to these options was reversed; including $8 million recorded in prior years, and was accounted for as a change in estimate. Further, in June 2009, a modification was made to the vesting provisions of the performance options scheduled to vest on December 31, 2010 and 2011. If the respective performance targets are not achieved, the modification will allow those performance options to convert to time-based options, subject to continued employment, with a stated vesting date of December 31, 2012 and December 31, 2013 for the 2010 and 2011 options, respectively.

11. Income Taxes

The effective tax rates for the three months ended September 30, 2009 and 2008 were 18% (benefit) and 19% respectively. The effective tax rates for the nine months ended September 30, 2009 and 2008 were 21% (benefit) and 19% (benefit) respectively.

The effective tax benefit rate for the three and nine months ended September 30, 2009 is lower than the statutory rate primarily due to the impairment of goodwill and other intangibles, income tax true-ups and changes in interest on liabilities for unrecognized income tax benefits, which are partially offset by the favorable effect of certain foreign exchange gains, the impact of the tax rate differences in other jurisdictions where the Company files tax returns and changes to contingencies.

The effective tax rate for the three months ended September 30, 2008 was lower than the Dutch statutory rate primarily as a result of a valuation allowance on foreign tax credits. The effective tax benefit rate for the nine months ended September 30, 2008 was lower than the statutory rate primarily due to interest on the tax accruals, state and foreign withholding taxes and certain non-deductible charges, which are partially offset by favorable audit settlements and the impact of the tax rate differences in other jurisdictions where the Company files tax returns.

Liabilities for unrecognized income tax benefits totaled $179 million and $187 million as of September 30, 2009 and December 31, 2008, respectively.

With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for 2003 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2008.

It is anticipated that all examinations will be completed within the next twelve months with the exception of the 2006 and 2007 U.S. Federal examinations. To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

12. Related Party Transactions

The Company recorded $3 million and $9 million in selling, general and administrative expenses related to Sponsor management fees, travel and consulting for the three and nine months ended September 30, 2009 and $2 million and $8 million for the three and nine months ended September 30, 2008.

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

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida on April 30, 2009. The lawsuit alleges that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. After briefing and a hearing, by order dated August 28, 2009, the court granted Nielsen’s motion to dismiss the complaint, with leave to replead. Sunbeam subsequently filed an amended complaint restating the same claims as contained in the original complaint; the amended complaint does not specify the amount of damages sought and does not seek declaratory relief. Nielsen’s motion to dismiss the amended complaint has been fully briefed by the parties and is awaiting hearing or decision by the court. Nielsen continues to believe this lawsuit is without merit and intends to defend it vigorously.

14. Segments

Nielsen classifies its business interests into three reportable segments: Consumer Services, consisting principally of market research and analysis and marketing and sales advisory services; Media, consisting principally of television ratings, television, radio and internet audience and advertising measurement and research and analysis in various facets of the entertainment and media sectors; and Business Media, consisting principally of business publications, both in print and online, trade shows, events and conferences and information databases and websites. Corporate consists principally of unallocated corporate items and intersegment eliminations.

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

Information with respect to the operations of each Nielsen business segment for the three and nine months ended September 30, 2009 and 2008, as well as total assets for each business segment as of September 30, 2009 and December 31, 2008, are set forth below based on the nature of the products and services offered and geographic areas of operations.

Three months ended September 30, 2009 and September 30, 2008

(IN MILLIONS)	Consumer Services	Media	Business Media	Corporate	Total
2009
Revenues	$683	$486	$82	$(1)	$1,250
Depreciation and amortization	$54	$77	$11	$3	$145
Impairment of goodwill and intangible assets	$—	$(402)	$(180)	$—	$(582)
Restructuring (credits)/costs	$(5)	$1	$2	$—	$(2)
Share-Based Compensation	$1	$3	$—	$3	$7
Operating income/(loss)	$84	$(293)	$(168)	$(16)	$(393)
Total assets as of September 30, 2009	$6,243	$7,242	$983	$328	$14,796
2008
Revenues	$709	$438	$115	$(2)	$1,260
Depreciation and amortization	$48	$68	$10	$2	$128
Restructuring costs	$37	$2	$1	$6	$46
Share-Based Compensation	$1	$3	$—	$3	$7
Operating income/(loss)	$41	$86	$27	$(30)	$124
Total assets as of December 31, 2008	$5,912	$7,742	$1,220	$484	$15,358

Nine months ended September 30, 2009 and September 30, 2008

(IN MILLIONS)	Consumer Services	Media	Business Media	Corporate	Total
2009
Revenues	$1,936	$1,417	$258	$(1)	$3,610
Depreciation and amortization	$145	$228	$33	$8	$414
Impairment of goodwill and intangible assets	$—	$(402)	$(180)	$—	$(582)
Restructuring (credits)/costs	$(4)	$7	$5	$1	$9
Share-Based Compensation	$1	$3	$—	$2	$6
Operating income/(loss)	$220	$(111)	$(151)	$(58)	$(100)
2008
Revenues	$2,128	$1,282	$371	$(3)	$3,778
Depreciation and amortization	$139	$194	$31	$6	$370
Restructuring costs	$46	$5	$2	$9	$62
Share-Based Compensation	$4	$7	$1	$8	$20
Operating income/(loss)	$156	$233	$85	$(66)	$408

15. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the condensed consolidating balance sheet as of September 30, 2009 and December 31, 2008 and condensed consolidating statements of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., Nielsen Business Media Holding Company, TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen Business Media Holding Company, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are the Company and the subsidiary issuers (Nielsen Finance LLC and Nielsen Finance Co.), both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors of the debt issued by Nielsen.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet (Unaudited)

September 30, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$2	$—	$67	$340	$—	$409
Trade and other receivables, net	—	—	332	548	—	880
Prepaid expenses and other current assets	3	23	85	102	—	213
Intercompany receivables	342	56	431	396	(1,225)	—

Total current assets	347	79	915	1,386	(1,225)	1,502

Non-current assets
Property, plant and equipment, net	—	—	360	241	—	601
Goodwill	—	—	4,955	2,088	—	7,043
Other intangible assets, net	—	—	3,549	1,293	—	4,842
Deferred tax assets	4	39	226	47	—	316
Other non-current assets	9	110	252	121	—	492
Equity investment in subsidiaries	2,626	—	4,063	—	(6,689)	—
Intercompany loans	279	7,750	880	1,578	(10,487)	—

Total assets	$3,265	$7,978	$15,200	$6,754	$(18,401)	$14,796

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$3	$89	$262	$543	$—	$897
Deferred revenues	—	—	226	160	—	386
Income tax liabilities	—	—	62	31	—	93
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	13	28	3	—	44
Intercompany payables	—	184	752	289	(1,225)	—

Total current liabilities	3	286	1,330	1,026	(1,225)	1,420

Non-current liabilities
Long-term debt and capital lease obligations	654	7,921	108	18	—	8,701
Deferred tax liabilities	—	—	1,302	130	—	1,432
Intercompany loans	—	—	9,604	883	(10,487)	—
Other non-current liabilities	2	116	230	277	—	625

Total liabilities	659	8,323	12,574	2,334	(11,712)	12,178

Total shareholders’ equity	2,606	(345)	2,626	4,408	(6,689)	2,606
Noncontrolling interests	—	—	—	12	—	12

Total equity	2,606	(345)	2,626	4,420	(6,689)	2,618

Total liabilities and equity	$3,265	$7,978	$15,200	$6,754	$(18,401)	$14,796

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet

December 31, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$162	$303	$—	$466
Trade and other receivables, net	—	—	427	531	—	958
Prepaid expenses and other current assets	2	17	74	96	—	189
Intercompany receivables	346	105	385	394	(1,230)	—

Total current assets	349	122	1,048	1,324	(1,230)	1,613

Non-current assets
Property, plant and equipment, net	—	—	378	225	—	603
Goodwill	—	—	5,284	1,901	—	7,185
Other intangible assets, net	—	—	3,888	1,182	—	5,070
Deferred tax assets	—	64	216	39	—	319
Other non-current assets	20	107	266	175	—	568
Equity investment in subsidiaries	2,881	—	3,760	—	(6,641)	—
Intercompany loans	632	6,929	985	1,564	(10,110)	—

Total assets	$3,882	$7,222	$15,825	$6,410	$(17,981)	$15,358

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$17	$113	$327	$562	$—	$1,019
Deferred revenues	—	—	280	158	—	438
Income tax liabilities	4	—	92	42	—	138
Current portion of long-term debt, capital lease obligations and other short-term borrowings	—	45	359	17	—	421
Intercompany payables	—	170	805	255	(1,230)	—

Total current liabilities	21	328	1,863	1,034	(1,230)	2,016

Non-current liabilities
Long-term debt and capital lease obligations	957	7,002	97	17	—	8,073
Deferred tax liabilities	18	—	1,455	119	—	1,592
Intercompany loans	—	—	9,086	1,024	(10,110)	—
Other non-current liabilities	11	129	443	203	—	786

Total liabilities	1,007	7,459	12,944	2,397	(11,340)	12,467

Total shareholders’ equity	2,875	(237)	2,881	3,997	(6,641)	2,875
Noncontrolling interests	—	—	—	16	—	16

Total equity	2,875	(237)	2,881	4,013	(6,641)	2,891

Total liabilities equity	$3,882	$7,222	$15,825	$6,410	$(17,981)	$15,358

The Nielsen Company B.V.

Condensed Consolidating Statement of Operations (Unaudited)

For the three months ended September 30, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$649	$601	$—	$1,250

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	260	275	—	535
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	202	181	—	383
Depreciation and amortization	—	—	112	33	—	145
Impairment of goodwill and intangible assets	—	—	582	—	—	582
Restructuring costs/(credits)	—	—	4	(6)	—	(2)

Operating (loss)/income	—	—	(511)	118	—	(393)

Interest income	3	108	14	17	(140)	2
Interest expense	(13)	(155)	(130)	(12)	140	(170)
Loss on derivative instruments	—	(20)	(1)	—	—	(21)
Foreign currency exchange transaction gains/(losses), net	1	(42)	—	20	—	(21)
Equity in net (loss)/income of subsidiaries	(520)	—	17	—	503	—
Other (expense)/income, net	—	(1)	29	(29)	—	(1)

(Loss)/income before income taxes and equity in net loss of affiliates	(529)	(110)	(582)	114	503	(604)
Benefit/(provision) for income taxes	2	37	95	(23)	—	111
Equity in net loss of affiliates	—	—	(33)	—	—	(33)

Net (Loss)/income	(527)	(73)	(520)	91	503	(526)
Less: net income attributable to noncontrolling interests	—	—	—	1	—	1

Net (loss)/income attributable to controlling interests	$(527)	$(73)	$(520)	$90	$503	$(527)

The Nielsen Company B.V.

Condensed Consolidating Statement of Operations (Unaudited)

For the three months ended September 30, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$667	$595	$(2)	$1,260

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	286	264	(2)	548
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	201	213	—	414
Depreciation and amortization	—	—	98	30	—	128
Restructuring costs	—	—	20	26	—	46

Operating income	—	—	62	62	—	124

Interest income	12	114	18	22	(162)	4
Interest expense	(21)	(136)	(148)	(20)	162	(163)
Loss on derivative instruments	—	(33)	(5)	—	—	(38)
Foreign currency exchange transaction gains, net	—	117	4	3	—	124
Equity in net income/(loss) of subsidiaries	43	—	83	—	(126)	—
Other income/(expense), net	—	—	5	(4)	—	1

Income/(loss) from continuing operations before income taxes and equity in net income of affiliates	34	62	19	63	(126)	52
Benefit/(provision) for income taxes	8	(21)	25	(22)	—	(10)
Equity in net loss of affiliates	—	—	(1)	—	—	(1)

Income/(loss) from continuing operations	42	41	43	41	(126)	41
Discontinued operations, net of tax	—	—	—	—	—	—

Net income/(loss)	$42	$41	$43	$41	$(126)	$41
Add: net loss attributable to noncontrolling interests	—	—	—	1	—	1

Net income/(loss) attributable to controlling interests	$42	$41	$43	$42	$(126)	$42

The Nielsen Company B.V.

Condensed Consolidating Statement of Operations (Unaudited)

For the nine months ended September 30, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,935	$1,676	$(1)	$3,610

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	789	748	(1)	1,536
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	617	552	—	1,169
Depreciation and amortization	—	—	323	91	—	414
Impairment of goodwill and intangible assets	—	—	582	—	—	582
Restructuring costs/(credits)	—	—	14	(5)	—	9

Operating (loss)/income	—	—	(390)	290	—	(100)

Interest income	16	313	53	54	(430)	6
Interest expense	(43)	(431)	(391)	(51)	430	(486)
Loss on derivative instruments	—	(50)	(4)	—	—	(54)
Foreign currency exchange transaction gains/(losses), net	2	(50)	28	30	—	10
Equity in net (loss)/income of subsidiaries	(503)	—	57	—	446	—
Other (expense)/income, net	(14)	(5)	49	(44)	—	(14)

(Loss)/income before income taxes and equity in net income of affiliates	(542)	(223)	(598)	279	446	(638)
Benefit/(provision) for income taxes	10	75	121	(73)	—	133
Equity in net (loss)/income of affiliates	—	—	(26)	1	—	(25)

Net (loss)/income	(532)	(148)	(503)	207	446	(530)
Less: net income attributable to noncontrolling interests	—	—	—	2	—	2

Net (loss)/income attributable to controlling interests	$(532)	$(148)	$(503)	$205	$446	$(532)

The Nielsen Company B.V.

Condensed Consolidating Statement of Operations (Unaudited)

For the nine months ended September 30, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,997	$1,788	$(7)	$3,778

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	841	837	(7)	1,671
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	654	613	—	1,267
Depreciation and amortization	—	—	281	89	—	370
Restructuring costs	—	—	23	39	—	62

Operating income	—	—	198	210	—	408

Interest income	34	349	55	70	(494)	14
Interest expense	(61)	(405)	(456)	(57)	494	(485)
(Loss)/gain on derivative instruments	—	(10)	5	—	—	(5)
Foreign currency exchange transaction gains, net	—	37	—	6	—	43
Equity in net (loss)/income of subsidiaries	(11)	—	117	—	(106)	—
Other income/(expense), net	1	—	16	(19)	—	(2)

(Loss)/income from continuing operations before income taxes and equity in net (loss)/income of affiliates	(37)	(29)	(65)	210	(106)	(27)
Benefit/(provision) for income taxes	12	10	58	(75)	—	5
Equity in net (loss)/income of affiliates	—	—	(4)	4	—	—

(Loss)/income from continuing operations	(25)	(19)	(11)	139	(106)	(22)
Discontinued operations, net of tax	—	—	—	(3)	—	(3)

Net (loss)/income	$(25)	$(19)	$(11)	$136	$(106)	$(25)
Less: net income attributable to noncontrolling interests	—	—	—	—	—	—

Net (loss)/income attributable to controlling interests	$(25)	$(19)	$(11)	$136	$(106)	$(25)

The Nielsen Company B.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by operating activities	$—	$18	$83	$221	$322

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(42)	(8)	(50)
Proceeds from sale of subsidiaries and affiliates, net	—	—	16	—	16
Additions to property, plant and equipment and other assets	—	—	(53)	(48)	(101)
Additions to intangible assets	—	—	(93)	(10)	(103)
Other investing activities	14	—	—	3	17

Net cash provided by/(used) in investing activities	14	—	(172)	(63)	(221)

Financing activities:
Net repayments on revolving credit facility	—	—	(295)	—	(295)
Proceeds from issuances of other debt, net of issuance costs	—	1,223	—	—	1,223
Repayments of other debt	(390)	(499)	—	(9)	(898)
(Decrease)/increase in other short-term borrowings	—	—	(40)	(5)	(45)
Dividends paid to noncontrolling interests	—	—	—	(2)	(2)
Valcon capital return	(1)	—	—	—	(1)
Settlement of derivatives, intercompany and other financing activities	378	(742)	323	(125)	(166)

Net cash used in financing activities	(13)	(18)	(12)	(141)	(184)

Effect of exchange-rate changes on cash and cash equivalents	—	—	6	20	26

Net increase/(decrease) in cash and cash equivalents	1	—	(95)	37	(57)
Cash and cash equivalents at beginning of period	1	—	162	303	466

Cash and cash equivalents at end of period	$2	$—	$67	$340	$409

The Nielsen Company B.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$40	$56	$(80)	$124	$140

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(258)	—	(258)
Proceeds from sale of subsidiaries and affiliates, net	—	—	14	6	20
Additions to property, plant and equipment and other assets	—	—	(123)	(26)	(149)
Additions to intangible assets	—	—	(94)	(10)	(104)
Other investing activities	—	—	(1)	4	3

Net cash used in investing activities	—	—	(462)	(26)	(488)

Financing activities:
Net borrowings from revolving credit facility	—	—	185	—	185
Proceeds from issuances of other debt, net of issuance costs	—	213	3	1	217
Repayments of other debt	—	(34)	(139)	—	(173)
(Decrease)/increase in other short-term borrowings	(6)	—	15	(20)	(11)
Valcon capital contribution	79	—	—	—	79
Settlement of derivatives, intercompany and other financing activities	(113)	(235)	467	(127)	(8)

Net cash (used in)/provided by financing activities	(40)	(56)	531	(146)	289

Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(15)	(15)

Net decrease in cash and cash equivalents	—	—	(11)	(63)	(74)

Cash and cash equivalents at beginning of period	1	—	65	333	399

Cash and cash equivalents at end of period	$1	$—	$54	$270	$325

The Nielsen Company B.V.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our revenue is highly diversified by business segment, geography and client. For the nine months ended September 30, 2009, 54% of our revenues were generated from our Consumer Services segment, 39% from our Media segment and the remaining 7% from our Business Media segment. We conduct our business activities in approximately 100 countries. For the nine months ended September 30, 2009, 54% of our revenues were generated in the U.S., 9% in the Americas excluding the U.S., 27% in Europe, the Middle East and Africa, and the remaining 10% in Asia Pacific.

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

Factors Affecting Our Financial Results

Foreign Currency

Our financial results are reported in U.S. Dollars and are therefore subject to the impact of movements in foreign currency exchange rates on the translation of the financial information of individual businesses whose functional currencies are other than the U.S. Dollar. Approximately 55% of our revenues were denominated in U.S. Dollars during the nine months ended September 30, 2009 and 54% for the nine months ended September 30, 2008. Our foreign exchange revenue exposure is spread across several currencies, primarily the Euro, as set forth below:

(IN MILLIONS)	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Euro	15%	15%
Other Currencies	30%	31%

Total	45%	46%

As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar impact our operating results, which is discussed in more detail under Item 3 “—Quantitative and Qualitative Disclosures about Market Risks.” In countries with currencies other than the U.S. Dollar, assets and liabilities are translated into U.S. Dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average exchange rates. The average U.S. Dollar to Euro exchange rate was $1.36 to €1.00 and $1.53 to €1.00 for the nine months ended September 30, 2009 and 2008, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

Acquisitions and Investments in Affiliates

For the nine months ended September 30, 2009, we paid cash consideration of $50 million associated with both current period and previously executed acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, we recorded deferred consideration of $24 million, substantially all of which is payable through March 2012. Had the current period acquisitions occurred as of January 1, 2009, the impact on our consolidated results of operations would not have been material.

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

For the nine months ended September 30, 2008, we paid cash consideration of $36 million associated with other acquisitions and investments in affiliates, net of cash acquired. Had IAG and the other acquisitions occurred as of January 1, 2008, the impact on our consolidated results of operations would not have been material.

Business Divestitures

During the nine months ended September 30, 2009, we received $16 million in net proceeds associated with business divestitures, primarily associated with the sale of the non-core Brazilian exposition business within our Business Media segment. The impact of these transactions on our consolidated results of operations was not material.

During the nine months ended September 30, 2008, we received $20 million in net proceeds associated with two divestitures within its Business Media segment and the final settlement of the sale of our Directories segment to World Directories. The impact of these transactions on our consolidated results of operations was not material.

On February 8, 2007, we completed the sale of a significant portion of our Business Media Europe (BME) unit for $414 million in cash. In September 2008, we recorded a charge of $3 million relating to the settlement of outstanding litigation associated with the disposed of unit.

Results of Operations—Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, (unaudited)
(IN MILLIONS)	2009	2008
Revenues	$1,250	$1,260

Cost of revenues, exclusive of depreciation and amortization shown separately below	535	548
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	383	414
Depreciation and amortization	145	128
Impairment of goodwill and intangible assets	582	—
Restructuring (credits)/costs	(2)	46

Operating (loss)/income	(393)	124

Interest income	2	4
Interest expense	(170)	(163)
Loss on derivative instruments	(21)	(38)
Foreign currency exchange transaction (losses)/gains, net	(21)	124
Other (expense)/income, net	(1)	1

(Loss)/income from continuing operations before income taxes and equity in net loss of affiliates	(604)	52

Benefit/(provision) for income taxes	111	(10)
Equity in net loss of affiliates	(33)	(1)

(Loss)/income from continuing operations	$(526)	$41

When comparing our results for the three months ended September 30, 2009 with results for the three months ended September 30, 2008, the following should be noted:

Items affecting Operating Income for the three months ended September 30, 2009

•

For the three months ended September 30, 2009, foreign currency exchange rate fluctuations decreased revenue growth by 3.9% and decreased adjusted operating income (as defined below on Page 33) by 6.2%.

•	We recorded $2 million in net restructuring credits.

•	We recorded $582 million in impairment charges associated with goodwill and intangible assets.

Items affecting Operating Income for the three months ended September 30, 2008

•	We incurred $46 million of restructuring expense.

Revenues

Our revenues decreased 0.8% to $1,250 million for the three months ended September 30, 2009 compared to $1,260 million for the three months ended September 30, 2008. Revenues increased 3.1% on a constant currency basis, driven by a 12.3% increase in Media and a 2.4% increase in Consumer, partly offset by a 28.3% decline in Business Media. Media’s revenue growth was significantly impacted by the 2008 acquisitions of AGB and IAG as well as the divestiture of certain non-strategic businesses in December 2008. Excluding the impact of acquisitions and divestitures, Media’s revenues grew by 2.9% driven by revenue from new clients, the introduction of new products as well as the 2008 and 2009 expansion of the Local People Meter (“LPM”) to additional U.S. markets. Nielsen Media’s performance was partly offset by volume related declines in Entertainment. Consumer’s revenues grew on a constant currency basis primarily driven by strong revenue growth in Latin America and, to a lesser extent, low single digit growth in North America as growth in Retail Measurement Services offset lower customer discretionary spending, primarily on Customized Research products. Business Media revenues declined primarily due to softness in advertising-related revenues within our publications business and lower attendance at individual expositions. Revenues were also impacted by the divestiture of the non-core Brazilian exposition business in the second quarter of 2009.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 2.3% to $535 million for the three months ended September 30, 2009 compared to $548 million for the three months ended September 30, 2008. On a constant currency basis, the cost of revenues increased by 1.4% due primarily to the net impact of acquisitions and divestitures, offset by headcount related savings within Nielsen Media. In addition, Business Media’s cost of revenues decreased due to lower volume related publication and exposition costs and the divestiture of the non-core Brazilian exposition business in the second quarter of 2009. Consumer’s cost of revenues was flat year over year.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 7.5% to $383 million for the three months ended September 30, 2009 compared to $414 million for the three months ended September 30, 2008 and decreased 3.7% on a constant currency basis. The primary drivers for the decrease were reductions within Corporate and Business Media due to reductions in headcount and other cost-control initiatives and lower variable expenses. These savings were offset in part by the net impact of acquisitions and divestitures within Media.

Depreciation and Amortization

Depreciation and amortization increased 13.5% to $145 million for the three months ended September 30, 2009 compared to $128 million for the three months ended September 30, 2008. On a constant currency basis, depreciation and amortization expense increased 15.8% driven by increased amortization due to the impact of acquisitions and higher depreciation related to increased capital investment in 2008 on projects to enhance global infrastructure.

Impairment of Goodwill and Intangible Assets

During the third quarter of 2009, we concluded that impairment indicators existed for certain reporting units within our Media segment. The affected reporting units relate to previous acquisitions, which have seen declines in industry valuations since the acquisition dates and revised near-term growth projections. We also concluded that impairment indicators existed within our Business Media segment due to significant declines in revenue.

Accordingly, we conducted an interim impairment test and assessed the fair value of the intangible assets and the reporting units as compared to the underlying book value. The impairment tests were performed in accordance with both accepted valuation techniques and our accounting policies described in our annual report on Form 10-K for the year ended December 31, 2008.

Our impairment assessments resulted in the recognition of a non-cash goodwill impairment charge of $337 million and a non-cash customer-related intangible asset impairment charge of $245 million, during the three months ended September 30, 2009. A deferred tax benefit of $108 million was recognized during the period as a result of these impairment charges.

Restructuring (Credits)/Costs

For the three months ended September 30, 2009, we recorded net restructuring credits of $2 million compared to charges of $46 million for the three months ended September 30, 2008. The net restructuring credits resulted primarily from adjustments to previously recorded liabilities driven mostly by a higher attrition factor on targeted employees compared to our initial estimates.

Operating (Loss)/Income

Operating loss for the three months ended September 30, 2009 was $393 million, compared to operating income of $124 million for the three months ended September 30, 2008. Adjusted operating income/(loss) is a non-GAAP measure and is presented to illustrate the effect of restructuring and impairment charges and other items on reported operating income/(loss), which we consider to be unusual and non-recurring in nature (as discussed further on page 40). On a constant currency basis, our adjusted operating income increased 15.9% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. On a constant currency basis, Consumer Services adjusted operating income increased 15.3% as a result of growth in Latin America and Asia Pacific and productivity actions in Europe and North America. On a constant currency basis, Media’s adjusted operating income increased 25.4% as a result of Nielsen Media’s top line growth, headcount related savings, and the net impact of acquisitions and divestitures. On a constant currency basis, Business Media’s adjusted operating income decreased 54.0% as result of the impact of lower publication and exposition revenues, and the impact of the divestiture of the two non-core publications and the non-core Brazilian exposition business.

Interest Income and Expense

Interest income was $2 million for the three months ended September 30, 2009 compared to $4 million for the three months ended September 30, 2008. Interest expense was $170 million for the three months ended September 30, 2009 compared to $163 million for the three months ended September 30, 2008, an increase of 5.6% on a constant currency basis, primarily as a result of higher interest expense on our debenture loan portfolio driven by new debt issuances in 2009.

Loss on Derivative Instruments

The loss on derivative instruments was $21 million for the three months ended September 30, 2009 compared to a loss of $38 million for the three months ended September 30, 2008. The change resulted primarily from the termination of our Euro to U.S. Dollar foreign currency swap derivative instrument in March 2009 as well as the change in fair value of certain of our interest rate swaps for which hedge accounting was discontinued in February 2009.

Foreign Currency Exchange Transaction (Losses)/Gains, Net

Foreign currency exchange transaction (losses)/gains, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.43 to €1.00 and $1.51 to €1.00 for the three months ended September 30, 2009 and the three months ended September 30, 2008, respectively.

Foreign currency exchange resulted in a $21 million loss for the three months ended September 30, 2009 compared to a $124 million gain recorded in the three months ended September 30, 2008, primarily as a result of the fluctuation in the value of the U.S. Dollar against the Euro applied to certain of our Euro denominated senior secured term loans and debenture loans as well as a portion of our Intercompany loan portfolio.

Other Expense/(Income), Net

Other expense, net was $1 million for the three months ended September 30, 2009 versus $1 million of income for the three months ended September 30, 2008.

(Loss)/Income from Continuing Operations before Income Taxes and Equity in Net Loss of Affiliates

For the three months ended September 30, 2009, the loss from continuing operations before income taxes, and equity in net loss of affiliates was $604 million as compared to $52 million in income for the three months ended September 30, 2008. The change primarily relates to the impairment of goodwill and intangible assets as well as foreign currency exchange transaction losses, which were offset in part by lower restructuring expenses and improved business performance primarily attributable to cost reduction programs.

Equity in Net Loss of Affiliates

During the third quarter of 2009 we concluded that the carrying value of our non-controlling ownership interest in Scarborough Research (“Scarborough”) was impaired as a result of continued declines in customer discretionary spending and the related impact on the launch of new performance tracking and marketing products. We deemed this impairment to be other than temporary and, accordingly, recorded an after-tax non-cash impairment charge of $26 million (net of a tax adjustment of $18 million) during the period. As of September 30, 2009, the adjusted carrying value of our investment in Scarborough was $48 million.

Benefit/(Provision) for Income Taxes

The effective tax rates for the three months ended September 30, 2009 and 2008 were 18% (benefit) and 19%, respectively. The effective tax benefit rate for the three months ended September 30, 2009 is lower than the statutory rate primarily due to the impairment of goodwill and other intangibles, income tax true-ups and changes in interest on liabilities for unrecognized income tax benefits, which are partially offset by the favorable effect of certain foreign exchange gains, the impact of the tax rate differences in other jurisdictions where we file tax returns and changes to contingencies. The effective tax rate for the three months ended September 30, 2008 was lower than the Dutch statutory rate primarily as a result of a valuation allowance on foreign tax credits.

Liabilities for unrecognized income tax benefits totaled $179 million and $187 million as of September 30, 2009 and December 31, 2008, respectively.

With few exceptions, we are no longer subject to U.S. Federal income tax examinations for 2003 and prior periods. In addition, we have subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2008.

We anticipate that all examinations will be completed within the next twelve months with the exception of the 2006 and 2007 U.S. Federal examinations. To date, we are not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

Results of Operations—Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30, (unaudited)
(IN MILLIONS)	2009	2008
Revenues	$3,610	$3,778

Cost of revenues, exclusive of depreciation and amortization shown separately below	1,536	1,671
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,169	1,267
Depreciation and amortization	414	370
Impairment of goodwill and intangible assets	582	—
Restructuring costs	9	62

Operating income	(100)	408

Interest income	6	14
Interest expense	(486)	(485)
Loss on derivative instruments	(54)	(5)
Foreign currency exchange transaction gains, net	10	43
Other expense, net	(14)	(2)

Loss from continuing operations before income taxes and equity in net loss of affiliates	(638)	(27)

Benefit for income taxes	133	5
Equity in net loss of affiliates	(25)	—

Loss from continuing operations	$(530)	$(22)

When comparing our results for the nine months ended September 30, 2009 with results for the nine months ended September 30, 2008, the following should be noted:

Items affecting Operating Income for the nine months ended September 30, 2009

•	For the nine months ended September 30, 2009, foreign currency exchange rate fluctuations decreased revenue growth by 6.4% and decreased adjusted operating income by 7.8%.

•	We incurred $9 million of net restructuring expense.

•	We recorded $582 million in impairment charges associated with goodwill and intangible assets.

Items affecting Operating Income for the nine months ended September 30, 2008

•	We incurred $62 million of restructuring expense.

Revenues

Our revenues decreased 4.4% to $3,610 million for the nine months ended September 30, 2009 compared to $3,778 million for the nine months ended September 30, 2008. Revenues increased 2.0% on a constant currency basis driven by a 12.8% increase within Media and a 0.8% increase within Consumer, offset by a 29.8% decline in Business Media. The primary driver for Media’s revenue growth was the impact of the 2008 acquisitions of AGB and IAG, partly offset by the impact of divestitures of certain non-strategic businesses in December 2008. Excluding the impact of acquisitions and divestitures, Media’s revenues grew by 3.1% as a result of revenue from new clients, the introduction of new products as well as the 2008 and 2009 expansion of the Local People Meter (“LPM”) to additional U.S. markets. Nielsen Media’s performance was partly offset by volume related declines in Entertainment. Consumer’s revenues increased 0.8% on a constant currency basis as strong Retail Measurement Services growth in Latin America and Asia Pacific was offset by a decline in Europe, primarily within Customized Research products as a result of lower customer discretionary spending. Business Media revenues declined primarily due to softness in advertising-related revenues within our publications business and lower attendance at individual expositions. Revenues were also impacted by the divestiture of two non-core publications in the first half of 2008 and the divestiture of the non-core Brazilian exposition business in the second quarter of 2009.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 8.1% to $1,536 million for the nine months ended September 30, 2009 compared to $1,671 million for the nine months ended September 30, 2008. On a constant currency basis, cost of revenues decreased by 1.8% due primarily to lower variable publication and exhibition costs within Business Media and the impact of the divestiture of the two publications and the non-core Brazilian exposition business. Consumer’s cost of revenues decreased 3.8% primarily due to lower costs in Asia Pacific and the effects of restructuring in Europe offsetting volume related increases in variable costs in Latin America. Business Media and Consumer’s savings were partly offset by Media’s higher cost of revenues as a result of the net impact of acquisitions and divestitures as well as volume related increases within Nielsen Media.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 7.8% to $1,169 million for the nine months ended September 30, 2009 compared to $1,267 million for the nine months ended September 30, 2008 and were relatively flat on a constant currency basis. Selling, general and administrative expenses were lower on a constant currency basis within Business Media and Consumer as a result of volume and productivity actions and were also impacted by lower compensation expense attributable to certain modifications within our share-based compensation plans. These savings were offset slightly by increased costs within Media primarily due to the net impact of acquisitions and divestitures.

Depreciation and Amortization

Depreciation and amortization increased 11.9% to $414 million for the nine months ended September 30, 2009 compared to $370 million for the nine months ended September 30, 2008. On a constant currency basis, depreciation and amortization expense increased 15.9% driven by increased amortization due to the impact of acquisitions and higher depreciation related to increased capital investment in 2008 on projects to enhance global infrastructure.

Impairment of Goodwill and Other Intangibles

We recorded a non-cash goodwill impairment charge of $337 million and a non-cash intangible asset impairment charge of $245 million within our Media and Business Media segments during the nine months ended September 30, 2009. A deferred tax benefit of $108 million was recognized during the period as a result of these impairment charges.

Restructuring Costs

We incurred $9 million in restructuring costs relating to employee terminations for the nine months ended September 30, 2009 and $62 million in restructuring costs associated with employee terminations for the nine months ended September 30, 2008.

Operating Income

Operating loss for the nine months ended September 30, 2009 was $100 million, compared to income of $408 million for the nine months ended September 30, 2008. On a constant currency basis, our adjusted operating income increased 12.2% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. On a constant currency basis, Consumer Services adjusted operating income increased 24.0% as a result of growth in Latin America and Asia Pacific and productivity actions in Europe and North America. On a constant currency basis, Media’s adjusted operating income increased by 27.5% as a result of Nielsen Media’s revenue growth and cost savings initiatives as well as the net impact of acquisitions and divestitures. On a constant currency basis, Business Media’s adjusted operating income decreased by 61.6% as result of lower publication and exposition revenues, and the impact of the divestiture of the two non-core publications and the non-core Brazilian exposition business.

Interest Income and Expense

Interest income was $6 million for the nine months ended September 30, 2009 compared to $14 million for the nine months ended September 30, 2008. Interest expense was $486 million for the nine months ended September 30, 2009 compared to $485 million for the nine months ended September 30, 2008, increasing 1.8% on a constant currency basis. The increase was driven primarily by higher interest expense on our debenture loan portfolio as a result of new debt issuances in 2009.

Loss on Derivative Instruments

The loss on derivative instruments was $54 million for the nine months ended September 30, 2009 compared to a loss of $5 million for the nine months ended September 30, 2008. The change resulted primarily from movements in the Euro relative to the U.S. Dollar in the current period as compared to the prior period associated with a foreign currency swap derivative instrument, which was terminated in March 2009, as well as the change in fair value of certain of our interest rate swaps for which hedge accounting was discontinued in February 2009.

Foreign Currency Exchange Transaction Gains, Net

Foreign currency exchange transaction gains, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.36 to €1.00 and $1.53 to €1.00 for the nine months ended September 30, 2009 and the nine months ended September 30, 2008, respectively.

Foreign currency exchange resulted in a $10 million gain for the nine months ended September 30, 2009 compared to a $43 million gain recorded in the nine months ended September 30, 2008 primarily as a result of the fluctuation in the value of the U.S. Dollar against the Euro applied to certain of our Euro denominated senior secured term loans and debenture loans as well as a portion of our Intercompany loan portfolio.

Other Expense, Net

Other expense, net was $14 million for the nine months ended September 30, 2009 versus $2 million for the nine months ended September 30, 2008. The 2009 amount primarily includes net charges of approximately $19 million associated with the purchase and cancellation of GBP 250 million 5.625% EMTN debenture notes and the write-off of deferred debt issuance costs associated with the modification of the Company’s senior secured credit facility offset by net gains of approximately $6 million associated with certain divestitures, including the sale of the Company’s Brazilian operations within the Business Media segment.

Loss from Continuing Operations Before Income Taxes and Equity in Net Loss of Affiliates

For the nine months ended September 30, 2009, loss from continuing operations before income taxes, and equity in net loss of affiliates was $638 million compared to a $27 million loss for the nine months ended September 30, 2008. The current period compared with the prior period results primarily reflects impairment of goodwill and intangible assets offset by lower restructuring expenses and increased business performance, primarily driven by cost reduction programs.

Equity in Net Loss of Affiliates

We recorded an after-tax non-cash impairment charge of $26 million (net of a tax adjustment of $18 million) associated with our non-controlling ownership interest in Scarborough in the third quarter of 2009.

Benefit for Income Taxes

The effective tax rates for the nine months ended September 30, 2009 and 2008 were 21% (benefit) and 19% (benefit), respectively. The effective tax rate for the nine months ended September 30, 2009 is lower than the statutory rate primarily due to the impairment of goodwill and other intangibles, income tax true-up and changes in interest on liabilities for unrecognized income tax benefits, which are partially offset by the favorable effect of certain foreign exchange gains, the impact of the tax rate differences in other jurisdictions where we file tax returns and changes to contingencies. The effective tax benefit rate for the nine months ended September 30, 2008 was lower than the statutory rate primarily due to interest on the tax accruals, state and foreign withholding taxes and certain non-deductible charges, which are partially offset by favorable audit settlements and the impact of the tax rate differences in other jurisdictions where we file tax returns.

Business Segment Results for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenues

The table below sets forth certain supplemental revenue growth data for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, both on an as-reported and constant currency basis. In order to determine the percentage change in items on a constant currency basis, we adjust these items to remove the positive and negative impacts of foreign exchange. Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

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

	Three Months Ended September 30 (unaudited)		% Variance 2009 vs. 2008
(IN MILLIONS)	2009	2008	Reported	Constant Currency
Revenues by segment
Consumer Services	$683	$709	(3.8)%	2.4%
Media	486	438	11.2%	12.3%
Business Media	82	115	(28.5)%	(28.3)%
Corporate and Eliminations	(1)	(2)	n/a	n/a

Total	$1,250	$1,260	(0.8)%	3.1%

Consumer Services revenue by service
Retail Measurement Services	$466	$484	(3.7)%	3.4%
Consumer Panel Services	58	60	(2.7)%	0.3%
Customized Research Services	66	77	(15.3)%	(10.1)%
Other Services	93	88	5.3%	9.7%

Total	$683	$709	(3.8)%	2.4%

Media Revenues by division
Media	$419	$362	15.9%	16.7%
Entertainment	31	37	(14.8)%	(11.7)%
Online	36	39	(7.9)%	(7.1)%

Total	$486	$438	11.2%	12.3%

(% of Revenue)	Three Months Ended Sept. 30, 2009	Three Months Ended Sept. 30, 2008
Revenues by segment
Consumer Services	54%	56%
Media	39%	35%
Business Media	7%	9%

Total Nielsen	100%	100%

Consumer Services revenues by service
Retail Measurement Services	37%	38%
Consumer Panel Services	5%	5%
Customized Research Services	5%	6%
Other Services	7%	7%

Total	54%	56%

(% of Revenue)	Three Months Ended Sept. 30, 2009	Three Months Ended Sept. 30, 2008
Media revenues by division
Media	34%	29%
Entertainment	2%	3%
Online	3%	3%

Total	39%	35%

Business Media	7%	9%

Consumer Services. Revenues decreased 3.8% to $683 million for the three months ended September 30, 2009 compared to $709 million for the three months ended September 30, 2008. On a constant currency basis, revenues increased 2.4% as revenues increased across Retail Measurement and Other Services (primarily driven by BASES product offerings), offset by declines in

Customized Research (primarily within Europe and Asia Pacific) as the economic downturn continued to result in lower client discretionary spending. While Latin America grew by 7.8%, we continue to experience low single digit growth in other geographies as clients pulled back on their discretionary spending. North America increased by 2.5% and Asia Pacific grew by 1.9% as growth in Greater China and Southeast Asia was offset by a decline in the Pacific region. Europe was relatively flat.

Media. Revenues increased 11.2% to $486 million for the three months ended September 30, 2009 compared to $438 million for the three months ended September 30, 2008. On a constant currency basis, Media’s growth of 12.3% was largely due to the impact of the 2008 acquisitions of AGB and IAG, partly offset by the impact of the divestiture of certain non-strategic businesses in December 2008. Excluding the impact of acquisitions and divestitures, Media’s revenues grew by 2.9% due to a 9.1% revenue increase in Nielsen Media North America, partly offset by lower revenues within Entertainment, Online and Mobile. Nielsen Media North America’s growth continued as a result of increased demand for television audience measurement services, new business, price increases and the continued LPM expansion. Entertainment revenues declined by 11.7% primarily due to lower studio testing volume and lower music revenues.

Business Media. Revenues for the three months ended September 30, 2009 were $82 million, a decline of 28.5% compared to $115 million for the three months ended September 30, 2008. On a constant currency basis, Business Media decreased by 28.3% due to lower publication revenues caused by industry softness and the divestiture of two non-core publications in the second quarter of 2008. In addition, exposition revenues declined as a result of lower exhibitor attendance driven by the economic downturn and the divestiture of a non-core Brazilian exposition business in the second quarter of 2009.

Operating Income/(Loss)

The table below sets forth supplemental operating income data for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, both on an as reported and adjusted basis, adjusting for those items affecting operating income/(loss), as described above on page 36 within the Consolidated Results commentary. Adjusted operating income/(loss) is a non-GAAP measure and is presented to illustrate the effect of restructuring and other items on reported operating income/(loss), which we consider to be unusual and non-recurring in nature. Adjusted operating income/(loss) is not a presentation made in accordance with GAAP, and our use of this term may vary from others in our industry. Adjusted operating income/(loss) should not be considered as an alternative to operating income/(loss) or net income/(loss), or any other performance measures derived in accordance with GAAP as measures of operating performance.

(IN MILLIONS) THREE MONTHS ENDED SEPTEMBER 30, 2009	Reported Operating Income/(Loss)	Restructuring and Impairment Charges	Adjusted Operating Income/(Loss)
Operating Income/(Loss)
Consumer Services	$84	$(5)	$79
Media	(293)	403	110
Business Media	(168)	182	14
Corporate and Eliminations	(16)	—	(16)

Total	$(393)	$580	$187

(IN MILLIONS) THREE MONTHS ENDED SEPTEMBER 30, 2008	Reported Operating Income/(Loss)	Restructuring Charges	Adjusted Operating Income/(Loss)
Operating Income/(Loss)
Consumer Services	$41	$37	$78
Media	86	2	88
Business Media	27	1	28
Corporate and Eliminations	(30)	6	(24)

Total	$124	$46	$170

Consumer Services. Adjusted operating income for the three months ended September 30, 2009 was $79 million compared to adjusted operating income of $78 million for the three months ended September 30, 2008, an increase of 2.6%, and an increase of 15.3% on a constant currency basis as a result of revenue growth in Latin America and Asia Pacific and cost reduction initiatives in Europe and North America. Both cost of revenues and selling, general and administrative expenses declined slightly on a constant currency basis, primarily due to headcount reductions and productivity programs put in place previously in North America and Europe as a result of the Transformation Initiative, which offset volume related cost increases, primarily in Latin America.

Media. Adjusted operating income was $110 million for the three months ended September 30, 2009 compared to adjusted operating income of $88 million for the three months ended September 30, 2008, an increase of 24.7%, and an increase of 25.4% on a constant currency basis. The adjusted operating income increase was primarily attributable to revenue related growth within Nielsen Media driven by the continued LPM expansion as well as the net impact of acquisitions and divestitures. Media’s cost of revenues, on a constant currency basis, increased by 13.9% due to the net impact of acquisitions and divestitures as well as volume related increases within Nielsen Media North America. Media’s selling, general and administrative expenses decreased 2.8% due to savings at Nielsen Media.

Business Media. Adjusted operating income for the three months ended September 30, 2009 was $14 million compared to adjusted operating income of $28 million for the three months ended September 30, 2008, a decrease of 54.0% on a constant currency basis as a result of the 28.3% constant currency revenue decline discussed above. Business Media’s cost of revenues decreased 34.9% on a constant currency basis, primarily due to headcount reductions, the divestiture of the non-core Brazilian exposition business in second quarter 2009, lower publication and distribution costs, and lower editorial and marketing spending.

Corporate and Eliminations. The adjusted operating loss for the three months ended September 30, 2009 was $16 million compared to an adjusted operating loss of $24 million for the three months ended September 30, 2008.

Business Segment Results for the Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008

Revenues

The table below sets forth certain supplemental revenue growth data for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, both on an as-reported and constant currency basis. In order to determine the percentage change in items on a constant currency basis, we adjust these items to remove the positive and negative impacts of foreign exchange. Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

	Nine Months Ended September 30 (unaudited)		% Variance 2009 vs. 2008
(IN MILLIONS)	2009	2008	Reported	Constant Currency
Revenues by segment
Consumer Services	$1,936	$2,128	(9.0)%	0.8%
Media	1,417	1,282	10.6%	12.8%
Business Media	258	371	(30.4)%	(29.8)%
Corporate and Eliminations	(1)	(3)	n/a	n/a

Total	$3,610	$3,778	(4.4)%	2.0%

Consumer Services revenue by service
Retail Measurement Services	$1,334	$1,467	(9.0)%	2.1%
Consumer Panel Services	174	186	(6.4)%	(0.5)%
Customized Research Services	188	223	(16.3)%	(7.3)%
Other Services	240	252	(4.7)%	1.7%

Total	$1,936	$2,128	(9.0)%	0.8%

Media Revenues by division
Media	$1,217	$1,058	15.1%	16.8%
Entertainment	93	110	(15.7)%	(10.5)%
Online	107	114	(6.1)%	(2.9)%

Total	$1,417	$1,282	10.6%	12.8%

(% of Revenue)	Nine Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2008
Revenues by segment
Consumer Services	54%	56%
Media	39%	34%
Business Media	7%	10%

Total Nielsen	100%	100%

Consumer Services revenues by service
Retail Measurement Services	37%	39%
Consumer Panel Services	5%	5%
Customized Research Services	5%	6%
Other Services	7%	6%

Total	54%	56%

(% of Revenue)	Nine Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2008
Media revenues by division
Media	34%	28%
Entertainment	2%	3%
Online	3%	3%

Total	39%	34%

Business Media	7%	10%

Consumer Services. Revenues decreased by 9.0% to $1,936 million for the nine months ended September 30, 2009 compared to $2,128 million for the nine months ended September 30, 2008. On a constant currency basis, revenue grew by 0.8% as growth in Retail Measurement Services and Other Services (primarily driven by BASES products) was offset by a decline in Customized Research due to lower client discretionary spending and a slight decline in Consumer Panel. Overall, the low single digit growth resulted from clients continuing to pull back on their discretionary spending. Europe declined by 1.9% and North America was flat, while Latin America grew by 8.8% and Asia Pacific grew by 2.0%.

Media. Revenues increased by 10.6% to $1,417 million for the nine months ended September 30, 2009 compared to $1,282 million for the nine months ended September 30, 2008. On a constant currency basis, Media’s growth of 12.8% was largely due to the net impact of acquisitions and divestitures. Excluding the impact of acquisitions and divestitures, Media’s revenues grew by 3.1% due to a 7.6% revenue increase in Nielsen Media North America, partly offset by lower Entertainment and Online revenues. Nielsen Media North America’s growth continued as a result of increased demand for television audience measurement services, launch of new business, price increases and the continued LPM expansion. Entertainment declined by 10.5% primarily due to lower studio testing and lower music revenues. Online revenues declined as lower growth in custom and panel revenues in the U.S. offset international revenue growth.

Business Media. Revenues for the nine months ended September 30, 2009 were $258 million, a decline of 30.4% compared to $371 million for the nine months ended September 30, 2008. On a constant currency basis, Business Media decreased by 29.8% due to lower Publication revenues caused by industry softness and the divestiture of two non-core publications in the first half of 2008. In addition, exposition revenues declined as a result of lower exhibitor attendance driven by the economic downturn and the divestiture of a non-core Brazil exposition business in the second quarter of 2009. Excluding the impact of the non-core publication and exposition divestitures, Business Media’s revenues declined by 26.4%.

Operating Income/(Loss)

The table below sets forth supplemental operating income data for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, both on an as reported and adjusted basis, adjusting for those items affecting operating income/(loss), as described above on page 36 within the Consolidated Results commentary. Adjusted operating income/(loss) is a non-GAAP measure and is presented to illustrate the effect of restructuring and other items on reported operating income/(loss), which we consider to be unusual and non-recurring in nature. Adjusted operating income/(loss) is not a presentation made in accordance with GAAP, and our use of this term may vary from others in our industry. Adjusted operating income/(loss) should not be considered as an alternative to operating income/(loss) or net income/(loss), or any other performance measures derived in accordance with GAAP as measures of operating performance.

(IN MILLIONS) NINE MONTHS ENDED SEPTEMBER 30, 2009	Reported Operating Income/(Loss)	Restructuring and Impairment Charges	Adjusted Operating Income/(Loss)
Operating Income/(Loss)
Consumer Services	$220	$(4)	$216
Media	(111)	409	298
Business Media	(151)	185	34
Corporate and Eliminations	(58)	1	(57)

Total	$(100)	$591	$491

(IN MILLIONS) NINE MONTHS ENDED SEPTEMBER 30, 2008	Reported Operating Income/(Loss)	Restructuring Charges	Adjusted Operating Income/(Loss)
Operating Income/(Loss)
Consumer Services	$156	$46	$202
Media	233	5	238
Business Media	85	2	87
Corporate and Eliminations	(66)	9	(57)

Total	$408	$62	$470

Consumer Services. Adjusted operating income for the nine months ended September 30, 2009 was $216 million compared to adjusted operating income of $202 million for the nine months ended September 30, 2008, an increase of 7.2%, and an increase of 24.0% on a constant currency basis. Constant currency revenues were up slightly for the period as described above as a result of the growth in Latin America and Asia Pacific being offset by a decline in Europe and flat growth in North America. Both cost of revenues and selling, general and administrative expenses decreased, 3.8% and 1.4%, respectively, on a constant currency basis, primarily due to headcount reductions and cost reduction initiatives put in place previously in North America and Europe as a result of the Transformation Initiative. These initiatives offset other volume related cost increases, primarily in Latin America.

Media. Adjusted operating income was $298 million for the nine months ended September 30, 2009 compared to adjusted operating income of $238 million for the nine months ended September 30, 2008, an increase of 25.1%, and an increase of 27.5% on a constant currency basis. The increase was primarily attributable to revenue related growth within Nielsen Media driven by the continued LPM expansion and new products and the operating income impact of the AGB acquisition. Media’s cost of revenues, on a constant currency basis, increased by 10.4% due to the impact of the AGB and IAG acquisitions and volume increases within Nielsen Media North America, partly offset by the impact of the divestiture of certain non strategic businesses in December 2008. Media’s selling, general and administrative expenses, on a constant currency basis, increased by 2.2% as result of the aforementioned acquisitions, partly offset by savings within Nielsen Media and the impact of the aforementioned divestitures.

Business Media. Adjusted operating income for the nine months ended September 30, 2009 was $34 million compared to adjusted operating income of $87 million for the nine months ended September 30, 2008, a decrease of 61.6% on a constant currency basis as a result of Business Media’s 29.8% constant currency revenue decline discussed above. Both cost of revenues and selling, general and administrative expenses decreased, 34.7% and 8.8%, respectively, on a constant currency basis, primarily due to headcount reductions, the impact of the divestiture of the two non-core publications in the second quarter of 2008, the divestiture of the non-core Brazilian exposition business in second quarter 2009, lower publication and distribution costs, and lower editorial and marketing spending.

Corporate and Eliminations. The adjusted operating loss for the nine months ended September 30, 2009 was $57 million compared to an adjusted operating loss of $57 million for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Overview

As a result of the Valcon Acquisition and related financing, our contractual obligations, commitments and debt service requirements over the next several years are significant. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash. At September 30, 2009, cash and cash equivalents were $409 million and our total indebtedness was $8,745 million. In addition, we also had $672 million available for borrowing under our senior secured revolving credit facility at September 30, 2009.

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

In June 2009, we received the requisite consent to amend our senior secured credit facilities to permit, among other things: (i) future issuances of additional secured notes or loans, which may include, in each case, indebtedness secured on a pari passu basis with our obligations under the senior secured credit facilities, so long as (a) the net cash proceeds from any such issuance are used to prepay term loans under the senior secured credit facilities at par until $500 million of term loans have been paid, and (b) 90% of the net cash proceeds in excess of the first $500 million from any such issuance (but all of the net cash proceeds after the first $2.0 billion) are used to prepay term loans under the senior secured credit facilities at par; and (ii) allow us to agree with lenders to extend the maturity of their term loans and revolving commitments and for us to pay increased interest rates or otherwise modify the terms of their loans in connection with such an extension (subject to certain limitations, including mandatory increases of interest rates under certain circumstances) (collectively, the “Amendment”). In connection with the Amendment, we extended the maturity of $1.26 billion of existing term loans from August 9, 2013 to May 1, 2016. The interest rate margins of term loans that were extended were increased to 3.75%. The Amendment and the subsequent extension of maturity of a portion of the existing term loans is considered a modification of our existing obligations and has been reflected as such in the condensed consolidated financial statements. We recorded a charge of approximately $4 million in June 2009 as a component of other expense, net in the condensed consolidated statement of operations primarily relating to the write-off of previously deferred debt issuance costs as a result of this modification.

Cash Flows

Operating activities. Net cash provided by operating activities was $322 million for the nine months ended September 30, 2009, compared to $140 million for the nine months ended September 30, 2008. The primary drivers for the increase in cash flows from operating activities were growth in operating income excluding the impact of the impairment of goodwill and intangible assets and improved collections on trade receivables. These benefits were offset slightly by an increase in tax payments.

Investing activities. Net cash used in investing activities was $221 million for the nine months ended September 30, 2009, compared to $488 million for the nine months ended September 30, 2008. The lower net cash usage was primarily driven by lower acquisition payments as a result of our acquisition of IAG in May 2008 as well as lower capital expenditures.

Capital expenditures for property, plant, equipment, software and other assets totaled $204 million for the nine months ended September 30, 2009 versus $253 million for the nine months ended September 30, 2008. The primary reasons for the decrease in capital expenditures related to lower 2009 spend on the LPM expansion by Nielsen Media and lower computer hardware purchases.

Financing activities. For the nine months ended September 30, 2009 we had net cash used in financing activities of $184 million as compared to net cash provided by financing activities of $289 million for the nine months ended September 30, 2008. The comparative use of cash was mainly driven by our repayments of $295 million on our revolving credit facility for the nine months ended September 30, 2009 as compared to net borrowings of $185 million for the nine months ended September 30, 2008 as well as the results of the financing transactions described above under the “Use of Proceeds of Transactions and other Financing Transactions” section above.

Covenant EBITDA

Our senior secured credit facility contains a covenant that requires our wholly-owned subsidiary Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a maximum ratio of consolidated total net debt, excluding Nielsen net debt, to Covenant EBITDA of 10.0 to 1.0, calculated for the trailing four quarters (as determined under our senior secured credit facility). For test periods commencing:

(1)	between January 1, 2008 and September 30, 2008, the maximum ratio was 9.5 to 1.0;

(2)	between October 1, 2008 and September 30, 2009, the maximum ratio is 8.75 to 1.0;

(3)	between October 1, 2009 and September 30, 2010, the maximum ratio is 8.0 to 1.0;

(4)	between October 1, 2010 and September 30, 2011, the maximum ratio is 7.5 to 1.0;

(5)	between October 1, 2011 and September 30, 2012, the maximum ratio is 7.0 to 1.0; and,

(6)	after October 1, 2012, the maximum ratio is 6.25 to 1.0.

In addition, our senior secured credit facility contains a covenant that requires Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a minimum ratio of Covenant EBITDA to Consolidated Interest Expense of 1.25 to 1.0, including Nielsen interest expense, calculated for the trailing four quarters (as determined under our senior secured credit facility). For test periods commencing:

(1)	between January 1, 2008 and September 30, 2008, the minimum ratio was 1.35 to 1.0;

(2)	between October 1, 2008 and September 30, 2009 the minimum ratio requirement was 1.50 to 1.0;

(3)	between October 1, 2009 and September 30, 2010 the minimum ratio requirement is 1.65 to 1.0;

(4)	between October 1, 2010 and September 30, 2011 the minimum ratio requirement is 1.75 to 1.0;

(5)	between October 1, 2011 and September 30, 2012, the minimum ratio is 1.60 to 1.0; and,

(6)	after October 1, 2012, the minimum ratio is 1.50 to 1.0.

Failure to comply with either of these covenants would result in an event of default under our senior secured credit facility unless waived by our senior credit lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our senior secured credit facility and these covenants are material to us. As of September 30, 2009, we were in compliance with the covenants described above.

We also measure the ratio of secured net debt to Covenant EBITDA, as it impacts the applicable borrowing margin under our senior secured term loans due 2013. During periods when the ratio is less than 4.25, the applicable margin is 25 basis points lower than it would be otherwise.

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

The following is a reconciliation of our loss from continuing operations, for the three and twelve months ended September 30, 2009, to Covenant EBITDA as defined above under our senior secured credit facilities:

	Covenant EBITDA (unaudited)
(IN MILLIONS)	Three months ended September 30, 2009	Twelve months ended September 30, 2009
Loss from continuing operations	$(526)	$(1,028)
Interest expense, net	168	632
Benefit for income taxes	(111)	(124)
Depreciation and amortization	145	548

EBITDA	(324)	28
Non-cash charges(1)	589	1,012
Unusual or non-recurring items(2)	49	136
Restructuring charges and business optimization costs (3)	(2)	78
Sponsor monitoring fees(4)	3	12
Other(5)	42	45

Covenant EBITDA	$357	$1,311

Credit Statistics:
Current portion of long term debt, capital lease obligation and other short-term borrowings	$44
Non-current portion of long-term debt and capital lease and other obligations	8,701

Total debt	8,745

Cash and cash equivalents	409
Less: Additional deduction per credit agreement	10

Cash and cash equivalents excluding cash of unrestricted subsidiaries/deduction	399

Net debt, including Nielsen net debt(6)	8,346
Less: Unsecured debenture loans	(3,364)
Less: Other unsecured net debt

Secured net debt(7)	$4,982

Net debt, excluding $411 million (at September 30, 2009) of Nielsen net debt(8)	$7,935
Ratio of secured net debt to Covenant EBITDA	3.80
Ratio of net debt (excluding Nielsen net debt) to Covenant EBITDA(9)	6.05
Consolidated interest expense, including Nielsen interest expense(10)	558
Ratio of Covenant EBITDA to Consolidated Interest Expense, including Nielsen interest expense	2.35

(1)	Consists of non-cash items that are permitted adjustments in calculating covenant compliance under the senior secured credit facility, primarily goodwill and intangible asset impairment and share-based compensation.

(2)	Unusual or non-recurring items include (amounts in millions):

	Three months ended September 30, 2009	Twelve months ended September 30, 2009
Currency exchange rate differences on financial transactions and other gains (a)	$22	$37
Loss on Derivative Instruments	21	64
Duplicative running costs(b)	2	14
U.S. Listing/Consulting Fees Costs	—	4
Other(c)	4	17

Total	$49	$136

(a)	Represents foreign exchange gains or losses on revaluation of external debt and intercompany loans and other non-operating gains or losses.

(b)	Represents the costs incurred in Europe as a result of the parallel running of data factory systems expected to be eliminated. Also includes duplicative Transformation Initiative running costs.

(c)	Includes other unusual or non-recurring items that are required or permitted adjustments in calculating covenant compliance under the senior secured credit facility.

(3)	Restructuring charges and business optimization costs (including costs associated with Transformation Initiative), severance and relocation costs.

(4)	Represents the annual Sponsor monitoring fees.

(5)	These adjustments include the pro forma EBITDA impact of businesses that were acquired during the last twelve months, loss on sale of fixed assets, subsidiaries and affiliates, dividends received from affiliates; equity in net loss of affiliates, and the exclusion of Covenant EBITDA attributable to unrestricted subsidiaries.

(6)	Net debt, including Nielsen net debt, is not a defined term under GAAP. Net debt is calculated as total debt less cash and cash equivalents at September 30, 2009 excluding a contractual $10 million threshold.

(7)	The net secured debt is the consolidated total net debt that is secured by a lien on any assets or property of a loan party or a restricted subsidiary.

(8)	Net debt, as defined, excluding $411 million of Nielsen net debt, is not a defined term under GAAP. Nielsen and our unrestricted subsidiaries are not subject to the restrictive covenants contained in the senior secured credit facility, and Nielsen’s Senior Discount Notes are not considered obligations of any of Nielsen’s subsidiaries. Therefore, these notes will not be taken into account when calculating the ratios under the senior secured credit facility.

(9)	For the reasons discussed in footnote (8) above, the ratio of net debt (excluding Nielsen’s Senior Discount Notes) to Covenant EBITDA presented above does not include $411 million of Nielsen net indebtedness.

(10)	Consolidated interest expense is not a defined term under GAAP. Consolidated interest expense for any period is defined in our senior secured credit facility as the sum of (i) the cash interest expense of Nielsen Holding and Finance B.V. and its subsidiaries with respect to all outstanding indebtedness, including all commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance and net costs under swap contracts, net of cash interest income, and (ii) any cash payments in respect of the accretion or accrual of discounted liabilities during such period related to borrowed money (with a maturity of more than one year) that were amortized or accrued in a previous period, excluding, in each case, however, among other things, the amortization of deferred financing costs and any other amounts of non-cash interest, the accretion or accrual of discounted liabilities during such period, commissions, discounts, yield and other fees and charges incurred in connection with certain permitted receivables financing and all non-recurring cash interest expense consisting of liquidated damages for failure to timely comply with registration rights obligations and financing fees. Consolidated interest expense, including Nielsen interest expense, is calculated as total consolidated interest expense for the four consecutive fiscal quarter periods ended on September 30, 2009, including $37 million of interest expense of Nielsen as follows:

(IN MILLIONS)
Cash Interest Expense	$481
Less: Cash Interest Income	9

Net Cash Interest Expense for the twelve months ended September 30, 2009	472
Plus: Pro Forma impact for acquisitions, divestitures and debt issuance and retirement	86

Pro Forma Cash Interest Expense for the twelve months ended September 30, 2009	$558

See “—Liquidity and Capital Resources” for further information on our indebtedness and covenants.

Transactions with Sponsors and Other Related Parties

We recorded $3 million and $9 million in selling, general and administrative expenses related to Sponsor management fees, travel and consulting for the three and nine months ended September 30, 2009 and $2 million and $8 million for the three and nine months ended September 30, 2008.

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

In connection with the acquisition of NMR, Nielsen recorded in 1999, a liability for NMR’s aggregate liability for payments related to the D&B Legacy Tax Matters. In June 2009 we paid approximately $11 million for the settlement of all probable claims relating to these matters.

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida on April 30, 2009. The lawsuit alleges that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. After briefing and a hearing, by order dated August 28, 2009, the court granted our motion to dismiss the complaint, with leave to replead. Sunbeam subsequently filed an amended complaint restating the same claims as contained in the original complaint; the amended complaint does not specify the amount of damages sought and does not seek declaratory relief. Our motion to dismiss the amended complaint has been fully briefed by the parties and is awaiting hearing or decision by the court. We continue to believe this lawsuit is without merit and intend to defend it vigorously.

Except as described above, there are no other pending actions, suits or proceedings against or affecting us which, if determined adversely to us, would in our view, individually or in the aggregate, have a material effect on our business, consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditure or capital resources.

Summary of Recent Accounting Pronouncements

Accounting Standards Codification

The Financial Accounting Standards Board (“FASB”) has issued FASB Statement No. 168, The “FASB Accounting Standards Codification™” and the Hierarchy of Generally Accepted Accounting Principles (codified as ASC 105). ASC 105 establishes the FASB Accounting Standards Codification™ (Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for

SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. Nielsen has begun the process of implementing the Codification in this quarterly report by providing references to the Codification topics alongside references to the existing standards. The adoption did not have a material affect on our condensed consolidated financial statements as of September 30, 2009 or for the three and nine months then ended.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, a replacement of SFAS 141 (codified as ASC 805). ASC 805 is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. ASC 805 provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the prior step acquisition model was eliminated. Additionally, ASC 805 changed prior practice, in part, as follows: (i) contingent consideration arrangements are fair valued at the acquisition date and included on that basis in the purchase price consideration; (ii) transaction costs are expensed as incurred, rather than capitalized as part of the purchase price; (iii) pre-acquisition contingencies, such as those relating to legal matters, are generally accounted for in purchase accounting at fair value; (iv) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (codified as ASC 420) have to be met at the acquisition date; and (v) changes to valuation allowances for deferred income tax assets and adjustments to unrecognized tax benefits generally are recognized as adjustments to income tax expense rather than goodwill. We adopted the provisions of ASC 805 effective January 1, 2009 and such adoption did not have a material impact on our condensed consolidated financial statements as of September 30, 2009 and for the three and nine months then ended. However, the provisions of ASC 805 will impact our accounting for adjustments to existing tax contingencies and business combinations after January 1, 2009.

Fair Value Measurements

In February 2008, the FASB delayed the effective date of SFAS No. 157, “Fair Value Measurements” (codified as ASC 820) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, effective January 1, 2009, the Company adopted ASC 820 for non-financial assets and non-financial liabilities. The adoption of ASC 820 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our condensed consolidated financial statements as of September 30, 2009 and for the three and nine months then ended. The additional disclosures required by this statement are included in Note 7 – “Fair Value Measurements”.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (codified as ASC 825-10-65-1). This standard requires interim disclosures regarding the fair values of financial instruments as well as the methods and significant assumptions, including any changes thereto from prior periods, used to estimate the fair value of financial instruments on an interim basis. This standard does not change the accounting for these financial instruments and therefore the adoption, effective April 1, 2009, had no impact on our condensed consolidated financial statements as of September 30, 2009 and for the three and nine months then ended. The additional disclosures required by this statement are included in Note 8 – “Long-term Debt and Other Financing Arrangements”.

Derivative Instruments Disclosures

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (codified as ASC 815-10-65-1). This standard enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (codified as ASC 815-10); and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this standard, effective January 1, 2009, had no impact on our condensed consolidated financial statements as of September 30, 2009 and for the three and nine months then ended. The additional disclosures required by this statement are included in Note 7 – “Fair Value Measurements”.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (codified as ASC 855). ASC 855 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. ASC 855 became effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our condensed consolidated financial statements. We have evaluated events occurring subsequent to September 30, 2009 for potential recognition or disclosure in the condensed consolidated financial statements through November 11, 2009 and concluded that there were no subsequent events that required recognition or disclosure.

Noncontrolling Interests and Changes in the Consolidation Model for Variable Interest Entities

Effective January 1, 2009, we adopted and retrospectively applied SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51,” (codified as ASC 810-10-65-1). This statement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10-65-1 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the condensed consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (as codified in ASC 810 - Consolidation). ASC 810 amends the consolidation guidance applicable to variable interest entities (“VIE”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIE’s. ASC 810 is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of ASC 810 on our consolidated financial position and results of operations.

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

Foreign Currency Exchange Risk

We operate globally, deriving approximately 45% of revenues for the nine months ended September 30, 2009 in currencies other than the U.S. Dollar. We predominantly generate revenue and expenses in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure.

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

The table below details the percentage of revenues and expenses by currency for the period from January 1, 2009 to September 30, 2009:

	U.S. Dollars	Euro	Other Currencies
Revenues	55%	15%	30%
Operating costs	63%	13%	24%

Based on the twelve months ended December 31, 2008, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $5 million annually, with an immaterial impact on operating income.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At September 30, 2009, we had $4,872 million in carrying value of floating-rate debt under our senior secured credit facilities and our EMTN floating rate notes. A one percentage point increase in these floating rates would increase our annual interest expense by approximately $49 million. Recent developments in the U.S. and global financial markets have resulted in adjustments to our tolerable exposures to interest rate risk. In February 2009, we modified the reset interest rate underlying our $4,525 million senior secured term loan in order to achieve additional economic interest benefit and, as a result, all existing floating-to-fixed interest rate swap derivative financial instruments became ineffective. All changes in fair value of the affected interest rate swaps are reflected as a component of derivative gains and losses within our consolidated statement of operations.

In addition, in February 2009, we entered into two three-year forward interest rate swap agreements with starting dates of November 9, 2009. These agreements fix the LIBOR-related portion of interest rates for $500 million of our variable-rate debt at an average rate of 2.47%. The commencement date of the interest rate swaps coincides with the $1 billion notional amount interest rate swap that matured on November 9, 2009. These derivative instruments have been designated as interest rate cash flow hedges.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

4.9(c)	Third Supplemental Indenture, dated as of August 19, 2009, among ACNielsen eRatings.com, a Delaware corporation and an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 11.625% Senior Notes due 2014

4.10(b)	Second Supplemental Indenture, dated as of August 19, 2009, among ACNielsen eRatings.com, a Delaware corporation and an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 11.5% Senior Notes due 2016

10.1†	Amended Shareholders’ Agreement regarding VNU Group B.V., made as of September 4, 2009, among each of the AlpInvest Funds, each of the Blackstone Funds, each of the Carlyle Funds, each of the Hellman & Friedman Funds, each of the KKR Funds, each of the Thomas H. Lee Funds (all as listed on Schedule 1 thereto), Valcon Acquisition Holding (Luxembourg) S.A.R.L., Valcon Acquisition Holding B.V. and Valcon Acquisition B.V.

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

†	The schedules and exhibits to these agreements are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V.
(Registrant)

/s/ Jeffrey R. Charlton
Date: November 11, 2009	Jeffrey R. Charlton
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer

EXHIBITS

Exhibit Number	Description of Exhibits

4.9(c)	Third Supplemental Indenture, dated as of August 19, 2009, among ACNielsen eRatings.com, a Delaware corporation and an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 11.625% Senior Notes due 2014

4.10(b)	Second Supplemental Indenture, dated as of August 19, 2009, among ACNielsen eRatings.com, a Delaware corporation and an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 11.5% Senior Notes due 2016

10.1†	Amended Shareholders’ Agreement regarding VNU Group B.V., made as of September 4, 2009, among each of the AlpInvest Funds, each of the Blackstone Funds, each of the Carlyle Funds, each of the Hellman & Friedman Funds, each of the KKR Funds, each of the Thomas H. Lee Funds (all as listed on Schedule 1 thereto), Valcon Acquisition Holding (Luxembourg) S.A.R.L., Valcon Acquisition Holding B.V. and Valcon Acquisition B.V.

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

†	The schedules and exhibits to these agreements are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.