Form 10-K
period 2009-12-31
Nielsen CO B.V.
filed 2010-02-26
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

There were 258,463,857 shares of the registrant’s Common Stock outstanding as of February 25, 2010.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “believe,” “estimate,” “forecast,” “project” and other words of similar meaning. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to:

•	the timing and scope of technological advances;

•	consolidation in our customers’ industries may reduce the aggregate demand for our services;

•	customer procurement strategies that could put additional pricing pressure on us;

•

general economic conditions, including the effects of the current economic environment on advertising spending levels, the costs of, and demand for, consumer packaged goods, media, entertainment and technology products and any interest rate or exchange rate fluctuations;

•	our substantial indebtedness;

•	certain covenants in our debt documents;

•	regulatory review by governmental agencies that oversee information gathering and changes in data protection laws;

•	the ability to maintain the confidentiality of our proprietary information gathering processes;

•	risks to which our international operations are exposed, including local political and economic conditions, the effects of foreign currency fluctuations and the ability to comply with local laws;

•	criticism of our audience measurement services;

•	the ability to attract and retain customers and key personnel;

•	the effect of disruptions to our information processing systems;

•	the effect of disruptions in the mail, telecommunication infrastructure and/or air services;

•	the impact of tax planning initiatives and resolution of audits of prior tax years;

•	the possibility that our owners’ interests will conflict with ours or yours;

•	the impact of competitive products;

•	the financial statement impact of changes in generally accepted accounting principles;

•	the ability to successfully integrate our company in accordance with our strategy; and

•	the other factors set forth under Item 1A, “Risk Factors.”

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

Background and Business Overview

The Nielsen Company is a leading global information and measurement company that provides clients with a thorough understanding of consumers and consumer behavior. Drawing from an extensive and long-standing foundation of consumer measurement, we deliver to our clients critical media and marketing information, analytics and industry expertise about what consumers watch (consumer interaction with media) and what consumers buy on a global and local basis. Our information and insights are designed to help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in approximately 100 countries and hold leading market positions in many of our businesses and locations.

As of December 31, 2009, we realigned our business structure into three segments: What Consumers Watch (media audience measurement and analytics), What Consumers Buy (consumer purchasing measurement and analytics) and Expositions. Our Watch and Buy segments, which generate the majority of total revenue, are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses.

Our Watch segment provides viewership data and analytics primarily to the media and advertising industries as well as directly to marketers. Our Watch media clients use our data to price their advertising inventory and maximize the value of their content, and our advertising clients use our data to plan and optimize their advertising spending and to better ensure that their advertisements reach the intended audience. We are a leader in providing measurement services across what we refer to as the three screens: television, online and mobile. We measure markets that account for approximately 35% of global television viewers, approximately 70% of global internet users and we are a leader in the U.S. in emerging mobile measurement.

Our Buy segment provides consumer behavior information and analytics primarily to businesses in the consumer packaged goods industry. Our Buy clients use our data in an effort to better manage their brands, uncover new sources of demand, launch and grow new products, improve their marketing mix and establish more effective consumer relationships. Our measurement data is used by our clients as the method for measuring their sales and market share in the consumer packaged goods industry, tracking billions of sales transactions per year in retail outlets around the world. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions.

The information from our Watch and Buy segments, when brought together, can deliver powerful insights into the effectiveness of advertising. In 2009, we launched a comprehensive new service entitled Advertiser Solutions. This offering focuses on our ability to link media consumption data across the three screens with consumer purchasing data to better understand how media exposure drives purchase behavior. We believe these integrated insights better enable our clients to enhance the return on investment of their advertising and marketing spending.

Both our Watch and Buy business segments have historically generated stable revenue streams that are characterized by long-term client relationships, multi-year contracts and high contract renewal rates. We serve a global client base across multiple industries including consumer packaged goods, broadcast and cable television, advertising, online media, telecommunications, retail and automotive. The average length of relationship with our top ten clients, which include The Coca-Cola Company, NBC Universal, Nestle S.A., News Corp., The Procter & Gamble Company and the Unilever Group, is more than 30 years.

Our third segment, Expositions, operates one of the largest portfolios of business-to-business trade shows in the U.S. Each year, we produce approximately 40 trade shows connecting 270,000 buyers and sellers across 20 industries.

Our Company was founded in 1923 by Arthur C. Nielsen, Sr., who invented an approach to measuring competitive sales results that made the concept of “market share” a practical management tool. For nearly 90 years, we have advanced the practice of market research and media audience measurement to provide our clients a better understanding of their consumer. Our Company, incorporated in the Netherlands, was purchased on May 24, 2006 by a consortium of private equity firms (AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co. and Thomas H. Lee Partners). Subsequently, David Calhoun was appointed Chief Executive Officer. Mr. Calhoun has repositioned the Company and focused on building an open, simple and integrated operating model to drive innovation and deliver greater value to our clients.

Services and Solutions

What Consumers Watch

Our Watch segment includes measurement and analytical services related to television, online and mobile devices. For the fiscal year ended December 31, 2009, revenues from our Watch segment represented approximately 34% of our consolidated revenue. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates (over 95% in the U.S. television audience measurement service). At the beginning of each fiscal year, more than 70% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. As of 2009, our top five clients represent 26% of segment revenue and the average length of relationship with these same clients is more than 30 years.

Television Audience Measurement Services

Nielsen is the global leader in television audience measurement. In the U.S., which is by far the world’s largest market for television programming, broadcasters and cable networks use our television audience ratings as the primary currency to establish the value of their airtime and more effectively schedule and promote their programming. Advertisers use this information to plan television advertising campaigns, evaluate the effectiveness of their commercial messages and negotiate advertising rates.

Nielsen provides two principal television ratings services in the U.S.: measurement of national television audiences and measurement of local television audiences in all 210 designated local television markets. We use various methods to collect the data from households including electronic meters – which provide minute-by-minute viewing information for next day consumption by our clients – and written diaries. These methods enable us to collect not only television device viewing data but also the demographics of the audience (i.e., who in the household is watching), from which we calculate statistically reliable and accurate estimates of total television viewership. We have made significant investments over many years to build an infrastructure that can accurately and efficiently track television audience viewing, a process that has become increasingly complex as the industry has converted to digital transmission and integrated new technologies allowing for developments such as time-shifted viewing.

Our measurement techniques are constantly evolving to account for new television viewing behavior, increased fragmentation and new media technologies. For example, to help advertisers and programmers understand time-shifted viewing behavior, we created the “C3” ratings, which is a measure of how many people watch programming and commercials during live and time-shifted viewing up to three days after the program aired. The C3 rating has quickly become the primary metric for buying and selling advertising on national broadcast television.

We also provide television audience measurement services in 29 countries outside the U.S. including Australia, Indonesia, Italy, Mexico and South Korea. The international television audience measurement industry operates on a different model than in the U.S. In many international markets, a joint industry committee of broadcasters in each individual country selects a single official audience measurement provider, which provides the “currency” through an organized bidding process that is typically revisited every several years. We have strong relationships in these countries and see a great opportunity to expand our presence into additional countries around the world.

Online Audience Measurement Services

Nielsen is a global provider of internet media and market research, audience analytics and social media measurement. We employ a variety of measurement offerings to provide online publishers, internet and media companies, marketers and retailers with metrics to better understand the behavior of online audiences. Our online measurement business has a presence in 32 countries including the U.S., France, South Korea and Brazil – markets that account for 70% of global internet users. Through a combination of patented panel and census data collection methods, we monitor and measure the internet surfing, online buying and video viewing (including television content) of online audiences. We provide critical advertising metrics such as audience demographics, page and ad views, and time spent – as well as quantify effectiveness of advertising by reporting online behavioral observations, attitudinal changes and actual offline purchase activity. We track, measure and analyze consumer-generated media including opinions, advice, peer-to-peer discussions and shared personal experiences on over 100 million blogs, social networks, user groups and chat boards.

Mobile Measurement Services

We provide consumer research and independent measurement for telecom and media companies in the mobile telecommunications industry. Clients, principally mobile carriers and device manufacturers, rely upon our data to make consumer marketing, competitive strategy and resource allocation decisions. In the U.S., our metrics are a leading indicator for market share, customer satisfaction, device share, service quality, revenue share, content audience and other key performance indicators. We also benchmark the end-to-end consumer experience to pinpoint problem areas in the service delivery chain, track key performance metrics for mobile devices and identify key market opportunities (e.g., demand tracking for device features and services). While mobile internet consumption is still nascent, we are expanding quickly in this area to capture internet, video, and other media on mobile devices. As the mobile industry continues to grow, there is an opportunity for Nielsen to measure media and data content on mobile devices worldwide and to integrate mobile measurement with other media platforms. We have mobile clients in over 70 countries worldwide and are focused on expanding our presence in developing markets such as Brazil, China, India and Africa.

Three-Screen Media Measurement

We continue to develop advanced cross-screen measurement of television, online and mobile devices. In the U.S., we are already utilizing a single-source TV and PC panel to deliver cross-screen insights to clients. Our cross-screen measurement solution provides information about simultaneous usage of more than one screen (e.g. if a consumer uses Facebook while watching a TV program), unduplicated reach (i.e. total audience net of duplication across platforms), cause and effect analysis (e.g. if a TV advertisement spurs a consumer to view a specific website online) and program viewing behavior (e.g. what platforms consumers use to view certain programming). We also provide advertising effectiveness research across multiple platforms. We plan to continue evolving our cross media measurement capabilities, including mobile measurement, to provide more insights into cross-platform viewing behavior.

What Consumers Buy

Our Buy segment provides important market research and analysis primarily to businesses in the consumer packaged goods industry. This segment is organized into two areas: Information, which provides retail scanner and consumer panel-based measurement, and Insights, which provides a broad range of analytics. For the fiscal year ended December 31, 2009, revenues from our Buy segment represented approximately 62% of our consolidated revenue. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates (more than 90% in the U.S.). At the beginning of each fiscal year, more than 60% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. As of 2009, our top five Buy segment clients represent 22% segment revenue and the average length of relationship with these same clients is over 30 years.

Information: Retail Measurement Services

Nielsen is a global leader in retail measurement services. Our purchasing data provides market share, competitive sales volumes, and insights into such activities as distribution, pricing, merchandising and promotion. By combining this detailed information with our in-house expertise and professional consultative services, we produce valuable insights that help our clients improve their marketing and sales decisions and grow their market share.

Depending on the sophistication of each country’s retailer systems, we collect retail sales information from stores using electronic point-of-sale technology and/or teams of local field auditors. Stores within our worldwide retail network include grocery, drug, convenience and discount retailers, who, through various cooperation arrangements, share their sales data with us. The electronic retail sales information collected by stores through checkout scanners is transmitted directly to us. In certain developing markets where electronic retail sales information is unavailable, we collect information through in-store inventory and price checks conducted by over 15,000 field auditors. For all information we collect, our quality control systems validate and confirm the source data. The data is then processed into client-specific databases that clients access using our proprietary software that allows them to query the databases, conduct customized analysis and generate reports and alerts.

Information: Consumer Panel Measurement

We conduct consumer panels around the world that help our clients understand consumer purchasing dynamics at the household level. Among other things, this information offers insight into shopper behavior such as trial and repeat purchase for new products and likely substitutes, as well as customer segmentation. In addition, our panel data augments our retail measurement information in circumstances where we do not collect data from certain retailers.

Our consumer panels collect data from more than 250,000 household panelists across 27 countries who use in-home scanners to record purchases from each shopping trip. In the U.S., for example, approximately 100,000 selected households, constituting a demographically balanced sample, participate in the panels. Data received from household panels undergo a quality control process including UPC verification and validation, before being processed into databases and reports. Clients may access these databases to perform analyses.

Insights: Analytical Services

Utilizing our foundation of consumer purchasing information, we provide a wide and growing selection of consumer intelligence and analytical services that help clients make smarter business decisions throughout their product development and marketing cycles. We draw actionable insights from our retail and consumer panel measurement datasets, our online behavioral information, as well as a variety of other proprietary data sets. For example, we maintain more than 2,500 demographic characteristics to describe households within each of the eight million U.S. census blocks to provide consumer segmentation and demographic insights. We continually expand an existing database by conducting approximately eight million surveys annually that capture consumer reaction to new product launches around the world to help our clients manage their product development cycles. We also collect and analyze more than 20 million surveys annually to measure consumer engagement and recall of advertisements across television and online to provide important insights on advertising and content effectiveness. We believe the analyses we derive from these comprehensive datasets help our clients answer some of their most challenging sales and marketing questions.

Our analytical services are organized into eight primary categories that follow our clients’ business development process:

Growth and Demand Strategy:	We help clients identify unsatisfied customer demand and meet that demand by delivering the right products to the right place at the right price at the right time.

Market Structure and Segmentation:	Using our demographic and retail databases, we provide clients with a precise understanding of market structures, and how to segment and reach their best customers.

Brand and Portfolio Management:	We work with clients to maximize their product and brand portfolios including brand and category assessments, positioning and messaging evaluation and strategic portfolio alignment.

Product Innovation Services:	We help clients forecast, evaluate and optimize the sales potential of new products, improve the positioning and performance of existing products, and refine go-to-market strategies.

Pricing and Sales Modeling:	We use our extensive data to develop pricing simulations and modeling services that guide clients through pricing decisions.

Retail Marketing Strategies:	We use our breadth of information to help retailers and manufacturers optimize use of in-store space, addressing factors such as channel selection, site and market selection, shelf space and assortment levels.

Marketing ROI Strategies:	We integrate large-scale consumer purchasing and media consumption data to provide marketing return-on-investment analysis.

Advertising Engagement:	We measure and provide insights into the effectiveness of advertising, product placement and programming across multiple platforms.

Insights: Advertiser Solutions

Our recently announced Advertiser Solutions business has begun to bring together our Watch and Buy data offered across the Company and to use the analytical services listed above to provide end-to-end solutions directly to advertisers. We believe this full suite of consumer behavior data and marketing insights will help our clients answer some of their most important marketing questions.

Expositions

In our Expositions segment, we operate one of the largest portfolios of business-to-business trade shows in the U.S. Each year, we produce approximately 40 trade shows principally attended by retailers and distributors – bringing together 270,000 buyers and sellers from 20 industries to engage in commerce. Our leading events include the Hospitality Design Conference and Expo, the Kitchen/Bath Industry Show, the ASD Merchandise Shows, the JA International Jewelry Summer and Winter Shows and the Interbike International Bike Show and Expo. This segment represented 4% of our 2009 revenues. In addition, we are developing digital platforms and solutions for buyers and sellers to connect and transact on a 365-day a year basis.

Competitive Advantages

We believe our key competitive advantages include:

Global Scale and Brand. With a presence in approximately 100 countries, we are able to provide a breadth of information and insights about the consumer in a significant number of markets. We believe we hold leading positions within each of our business segments because we offer our clients solutions that assist in the successful operation of their businesses. In our Watch segment, our television ratings are the primary metrics used to determine the value of programming and advertising in the $70 billion U.S. television marketplace. We also provide television audience measurement in an additional 29 countries and measure internet activity across 32 countries accounting for approximately 70% of global internet users. In our Buy segment, we measure billions of shopper transactions per year in retail outlets around the world. We believe our size and leading market positions will continue to contribute to our long-term growth and strong operating margins as the quantity and role of multinational companies expands. Our global scale is supported by our established global brand, which is defined by the original Nielsen code created by our founder, Arthur C. Nielsen, Sr.: impartiality, thoroughness, accuracy, integrity, economy, price, delivery and service.

Strong, Diversified Client Relationships. Many of the world’s largest brands rely on Nielsen as their information and analytics provider to create value for their business. We maintain long-standing relationships and multi-year contracts with high renewal rates due to the value of the services and solutions we provide. Our client base is highly diversified with the top ten accounting for approximately 23% of our total 2009 revenues. In our Watch segment, our client base includes leading broadcast, cable and internet companies such as CBS, Comcast, Disney/ABC, Google, Microsoft, NBC Universal, News Corp., Time Warner, Univision and Yahoo!; leading advertising agencies such as IPG, Omnicom and WPP; and leading telecom companies such as AT&T, Nokia and Verizon. In our Buy segment, our clients include the largest consumer packaged goods and merchandising companies in the world such as The Coca-Cola Company, Kraft Foods and The Procter & Gamble Company, as well as leading retail chains such as Carrefour, Kroger, Safeway, Tesco and Walgreens, and leading automotive companies such as Chrysler, Ford and Toyota. The average length of relationship with our top 10 clients across both our Watch and Buy segments is more than 30 years. In addition, due to our growing presence in developing markets, we are cultivating strong relationships with emerging multinational companies that can benefit from our services as they begin to expand globally. Our strong client relationships provide both a foundation for recurring revenues as well as a platform for growth.

Enhanced Data Assets and Measurement Science. Our extensive portfolio of consumer behavioral data across our Watch and Buy segments provides critical information to our clients. For decades, Nielsen has employed advanced measurement methodologies that yield statistically accurate information about consumer behavior. We have a particular expertise in panel measurement, which is a proven methodology to create statistically accurate research insights that are fully representative of designated audiences. This expertise is a distinct advantage as we extrapolate more precise insights from emerging large-scale census databases to provide greater granularity and segmentation for our clients. We continue to enhance our core competency in measurement science by improving research approaches and investing in new methodologies. We have also invested significantly in our data architecture to enable the integration of distinct data sets including those owned by third parties.

Innovation. Over the last three years, Nielsen has focused on innovation to deepen our capabilities, expand in new and emerging forms of measurement, enhance our analytical offerings and capitalize on industry trends. Our innovation strategy has enabled major advancements in data integration, emerging audience measurement and information delivery. For example, we are continuously developing advanced delivery technologies that allow us to maximize the full suite of our data assets for our clients. The most significant example of this is our new delivery platform, Nielsen Answers, which brings our full portfolio of data and information to a single client desktop. As a second example, our Nielsen Catalina joint venture, announced in December 2009, will integrate consumer purchase and media consumption datasets to provide return-on-investment measurement for television and online advertising campaigns. In addition, our partnership with Facebook provides advertising effectiveness measurement of social networking activity on Facebook’s active user base of over 400 million.

Scalable Operating Model. Our global presence and operating model allow us to scale our services and solutions rapidly and efficiently. We have a long track record of establishing leading products that can be quickly expanded across clients and markets. Our Global Business Services organization enables us to achieve faster, higher quality outcomes for clients in a cost-efficient manner. Our open architecture allows for innovative partnerships and provides efficient connectivity enabling our clients and partners to use Nielsen data and insights on their own technology platforms, or permitting Nielsen to easily incorporate information from external sources. In addition, we work with leading technology partners such as Cognos, Netezza, Tata Consultancy Services and TIBCO, which allows for greater quality in client offerings and efficiency in our global operations.

Industry Trends

We believe that significant economic, technological, demographic and competitive trends facing our clients will provide a source of sustained competitive advantage for our business.

The media landscape is dynamic and changing. Consumers are rapidly changing their media consumption patterns in the midst of a proliferation of media choices and the convergence of media devices (TV, computer, mobile phone, etc.). Consumers are now spending more time with media than ever before across a greater number of media choices, sometimes simultaneously. In addition, social media is becoming increasingly influential as a communication, entertainment and information tool. We have effectively measured and tracked media consumption through numerous cycles of the industry’s evolution – from broadcast to cable, from analog to digital, from offline to online, from live to time-shifted. We believe we will benefit from our ability to innovate and provide metrics that our clients rely on to help them better understand, adapt and profit from the continued transformation of the media landscape.

Developing markets present significant expansion opportunities. Brand marketers are focused on attracting new consumers in developing countries as a result of the fast-paced population growth of the middle class in these regions. In addition, the retail trade in these markets is quickly evolving from small, local formats toward larger, more modern formats with electronic point of sale, a similar evolution to what occurred in developed markets over the last several decades. We provide established measurement methodologies to help give consumer manufacturers, retailers and media companies an accurate understanding of local consumers to help them harness growing consumer buying power in fast growing markets like Brazil, Russia, India and China.

Consumers are looking for greater value. Economic and social trends have spurred consumers to seek greater value in what they buy as exemplified by the rising demand for “private label” (store branded) products. For instance, in the U.S. the absolute dollar share for private label products increased more than $10 billion over the last two years. This increased focus on value is causing manufacturers, retailers and media companies to re-evaluate brand positioning, pricing and loyalty. Clients look to our broad range of consumer purchasing insights and analytics to more precisely and effectively target their products and marketing offers in this environment.

Demographic shifts are altering the consumer landscape. Consumer demographics and related trends are constantly evolving globally leading to changes in consumer preferences and the relative size of major consumer groups. Shifts in population size, age, racial composition, family size and relative wealth are causing marketers to re-evaluate and reprioritize their consumer marketing strategies. We track and interpret consumer demographics that help enable our clients to engage more effectively with their existing consumers as well as forge new relationships with emerging segments of the population.

Increasing amounts of consumer information are leading to new marketing approaches. The advent of the internet and other digital platforms has created rapid growth in consumer data information that is expected to intensify as more commerce and entertainment is delivered across these platforms. As more and larger datasets regarding consumer behavior become available, companies are looking for real-time access to more granular levels of data to understand their growth markets more quickly and more precisely. This presents a significant opportunity for us to work with companies to effectively manage and analyze large amounts of information, and extract meaningful insights that allow marketers to generate profitable growth.

Consumers are more connected, informed and in control. Advances in technology have given consumers a greater level of control of when, where and how they consume information and interact with media and brands. They can compare products and prices instantaneously and have new avenues – particularly as a result of the growth of social media – to learn about, engage with and purchase products and services. This creates an environment in which it is important for companies to fully understand the landscape of their customer interactions and how their messaging influences purchase decisions. Our broad portfolio of information and insights allows our clients to better understand these connected, informed consumers so that they can actively participate in and shape conversations about their brands.

Growth Strategy

Nielsen’s platform of services and solutions provides organic growth opportunities in two distinct areas: market development and product development. We intend to capitalize upon these opportunities through the following growth strategies:

Market Development

Developing and emerging countries represent a significant and long-term opportunity for Nielsen given the growth of the middle class and the rapid evolution of the retail trade in these regions. Currently the middle class is growing by 70 million people globally each year, with Brazil, Russia, India and China expected to contribute approximately half of all global consumption growth in 2010. We intend to continue expanding our existing services in local markets while simultaneously introducing into developing markets new services drawn from our global portfolio. As our clients expand their businesses into developing and emerging markets, we believe they will continue to look to us to provide the high-quality measurement and insights to which they are accustomed. In addition, we believe the global credibility and integrity of the Nielsen brand will allow us to build relationships with local companies that are emerging multinationals, providing an opportunity for us to assist them as they expand beyond their home markets.

Product Development

We intend to continue developing our product and service portfolio to provide our clients with comprehensive and advanced solutions. Our current product initiatives include: growing our Insights business, delivering three screen solutions and developing our Advertiser Solutions offering.

By providing a more comprehensive set of analytics in our Insights business, we plan to help our clients think through their most important challenges, such as how to grow market share, how to develop successful new products and how to target the right retail outlets with the right mix of packaging, pricing and promotion. We believe that there is a significant opportunity to develop our customer analytics offerings across all facets of our client base.

The goal of our three screens solutions is to be the leader in understanding consumer media behavior within and across the three screens of television, online and mobile devices. Today, more than three-quarters of the world’s homes have access to television, there are more than 1.7 billion internet users around the globe, and there are half as many mobile phones in the world as people. In addition, simultaneous usage of more than one screen is becoming a more frequent and regular aspect of daily consumer media consumption. We plan to continue to grow our leadership in measurement and insight services related to each individual screen and to expand our three screen measurement services to help advertising clients more effectively reach their target audiences and media clients better understand the value of their content.

Our newly formed Advertiser Solutions offering was developed to address the demand for marketing return-on-investment measurement. We expect this offering will utilize our deep insights into both Watch and Buy data and develop powerful tools to help clients better understand the effectiveness of advertising spending on consumer purchasing behavior. Today, we provide advertising engagement services in the U.S. that measure television and cross-platform message recall and impact for all forms of advertising, product placement, sponsorship and branded entertainment. We are also coupling online data with household purchase data to provide online marketing return-on-investment measurement. We will seek to expand on this combined data through our 50/50 joint venture, Nielsen Catalina Ventures, which will anonymously integrate Nielsen’s television audience ratings, online advertising information, and household purchase panel with Catalina Marketing’s consumer transactional data from more than 50 million U.S. shoppers.

Acquisitions

Historically, we have increased our capabilities and expanded our geographic footprint through acquisitions in the areas of online and mobile measurement, social networking, analytics and advertising effectiveness. Market research is a fragmented industry characterized by small, entrepreneurial businesses that can benefit from the scale and scope of a global leader like Nielsen. Going forward, we will consider select acquisitions of complementary businesses that can enhance our product and geographic portfolio.

Technology Infrastructure

We operate with an extensive data and technology infrastructure utilizing 14 primary data centers in nine countries around the world. Our global database houses approximately 15 petabytes of information, with our Watch segment processing approximately one billion viewing records each month and our Buy segment processing approximately nine trillion purchasing datapoints each month. Our technology infrastructure plays an instrumental role in meeting service commitments to global clients and allows us to quickly scale our products across practice areas and geographies. Our technology platform utilizes an open approach that facilitates integration of distinct data sets, interoperability with client data and technology, and partnerships with leading technology companies such as Cognos, Netezza, Tata Consulting and TIBCO.

Professional Client Services

We employ approximately 34,000 people worldwide. Our professional client services teams, which comprise approximately 9,500 employees, are responsible for leading our client relationships and coordinating our entire Nielsen experience with clients around the world. These teams are led by professional client business partners and analytics associates who understand our clients’ most important business issues and opportunities. Our professional and client services organization counsels a wide range of client executives who are charged with driving their own company’s growth agenda including, Presidents/CEOs, Chief Marketing Officers, and brand and sales executive teams.

Competitive Landscape

There is no single competitor that offers all of the services we offer in all of the markets in which we offer them. We have many competitors worldwide that offer some of the services we provide in selected markets. While we maintain leading positions in many markets in which we operate, our future success will depend on our ability to enhance and expand our suite of services, provide reliable and accurate measurement solutions and related information, drive innovation that anticipates and responds to emerging client needs, strengthen and expand our geographic footprint, and protect consumer privacy. We believe our global presence and integrated portfolio of services are key assets in our ability to effectively compete in the marketplace. A summary of the competitive landscape for each business segment is included below:

What Consumers Watch

While we do not have one global competitor in our Watch segment, we face numerous competitors in various areas of our business in different markets throughout the world. We are the clear market leader in U.S.

television audience measurement; however there are many emerging players and technologies that will increase competitive pressure. Numerous companies such as Canoe Ventures, Dish Networks, Kantar (a unit of WPP), Rentrak, and TiVo are attempting to provide measurement solutions using set-top box data to provide an alternative form of television audience measurement. Our principal competitor in television audience measurement outside the U.S. is Kantar, with additional companies such as Ipsos, GfK and Médiamétrie representing competitors in individual countries. Our online business in the U.S. and globally faces competition from companies that provide panel-based internet measurement services such as comScore, providers of site- centric Web analytics solutions, including Coremetrics, Google, Omniture and WebTrends and companies that measure consumer generated media on the internet such as BuzzLogic, Cymfony, and Umbria. Although the mobile measurement business is still nascent, there are a variety of companies and technologies that could represent competitors to Nielsen in this area.

What Consumers Buy

While we do not have one global competitor in our Buy segment, we face numerous competitors in various areas of our business in different markets throughout the world. Competition includes companies specializing in marketing research, in-house research departments of manufacturers and advertising agencies, retailers that sell information directly or through brokers, information management and software companies, and consulting and accounting firms. In retail measurement, our principal competitor in the U.S. is Information Resources, Inc., which is also present in some European markets. Our retail measurement business also faces competition in individual markets from local companies. Our consumer panel services and analytics businesses have many direct and/or indirect competitors in all markets around the world including in selected cases GfK, Ipsos, Kantar and local companies in individual countries.

Expositions

The trade show industry is highly fragmented with numerous competitors serving individual business sectors or geographies. Our primary competitors in this segment are Reed Expositions, Advanstar and Hanley Wood.

Regulation

Data Protection

Our operations are subject to and affected by data protection laws in many countries. These laws constrain whether and how we collect personal data (i.e., information relating to an identifiable individual), how that data may be used and stored, and whether, to whom and where that data may be transferred. Data collection methods that may not always be obvious to the data subject, like the use of cookies online, or that present a higher risk of abuse, such as collecting data directly from children, tend to be more highly regulated; and data transfer constraints can impact multinational access to a central database and cross-border data transfers.

Some of the personal data we collect may be considered “sensitive” by the laws of many jurisdictions because they may include certain demographic information and consumption preferences. “Sensitive” personal data typically are more highly regulated than non-sensitive data. Generally, this means that for sensitive data the data subject’s consent should be more explicit and fully informed and security measures surrounding the storage of the data should be more rigorous. The greater constraints that apply to the collection and use of sensitive data increase the administrative and operational burdens and costs of panel recruitment and management.

The attention privacy and data protection issues attract can offer us a competitive advantage. Because we recognize the importance of privacy to our panelists, our customers, consumers in general, and regulators, we devote dedicated resources to enhancing our privacy and security practices in our product development plans and other areas of operation, and participate in privacy policy organizations and “think tanks.” We do this to improve both our practices and the perception of Nielsen as a leader in this area.

Recent Developments

Business Acquisitions

On December 19, 2008 Nielsen completed the purchase of the remaining 50% interest in AGB Nielsen Media Research (“AGBNMR”), a leading international television audience media measurement business, from WPP in exchange for certain assets valued at $72 million. Net cash acquired in this transaction was $23 million.

On May 15, 2008, we completed the acquisition of IAG Research, Inc, (“IAG”), for $223 million (including non-cash consideration of $1 million), which was net of $12 million of cash acquired. The acquisition expands our television and internet analytics services through IAG’s measurement of consumer engagement with television programs, national commercials and product placements.

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

Acquisitions are discussed further in Note 3 to the consolidated financial statements—“Business Acquisitions,”

Business Divestitures and Discontinued Operations

During the year ended December 31, 2009, we received $84 million in net proceeds associated with business divestitures primarily associated with the December 2009 sale of our media properties within the Publications operating segment, including The Hollywood Reporter and Billboard, to e5 Global Media LLC. Our consolidated financial statements reflect the Publications operating segment as a discontinued operation. The sale resulted in a loss of approximately $14 million, net of taxes of $3 million. The net loss included $10 million of liabilities for certain obligations associated with transition services that were contractually retained by Nielsen.

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

Divestitures are discussed further in Note 4 to the consolidated financial statements—“Business Divestitures,”

Financing Activities

In January 2009, we issued $330 million in aggregate principal amount of 11.625% Senior Notes due 2014 at an issue price of $297 million, with cash proceeds of approximately $290 million, net of fees and expenses.

In March and June 2009 we purchased and cancelled our total GBP 250 million outstanding 5.625% EMTN debenture notes pursuant to cash tender offers. In conjunction with these tender offers we satisfied the remarketing settlement value with the two holders of a remarketing option associated with the notes and also unwound our existing GBP/Euro cross-currency swap. We recorded a combined net loss of $15 million as a result of the combined elements of these transactions in 2009 as a component of other expense, net in the consolidated statement of operations. The net cash paid for the combined elements of these transactions was approximately $527 million.

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

In June 2009, we received the requisite consent to amend our senior secured credit facilities (the “Amendment”). In connection with the Amendment, we extended the maturity of $1.26 billion of existing term loans from August 9, 2013 to May 1, 2016. The interest rate margins of term loans that were extended were increased to 3.75%. The Amendment and the subsequent extension of maturity of a portion of the existing term loans is considered a modification of our existing obligations and has been reflected as such in the consolidated financial statements. We recorded a charge of approximately $4 million in June 2009 as a component of other expense, net in the consolidated statement of operations primarily relating to the write-off of previously deferred debt issuance costs as a result of this modification.

In December 2009, we elected to permanently repay $75 million of our existing term loans due August 2013.

Financing transactions are discussed further in Note 10 to the consolidated financial statements—“Long-term Debt and Other Financing Arrangements”

Other Activities

On December 18, 2006, we announced a corporate strategy and related restructuring to integrate our various service offerings, historically conducted in separate businesses, into a single organization focused on four major areas: sales and client service, product development and product management, global business services combining all of our information technology systems, facilities and operations, and corporate functions including finance, human resources, legal and communications. This ongoing restructuring program, referred to as the “Transformation Initiative”, is comprised of several strategic initiatives designed to make us a more successful and efficient enterprise. From the inception of the plan through December 31, 2009, we have recognized restructuring charges of approximately $360 million, of which approximately $330 million relates to severance costs. These amounts exclude the effect of discontinued operations. Programs under this initiative were completed during 2009; however, implementation of these initiatives is expected to carry over into 2010.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports will be made available free of charge on our website at http://www.nielsen.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (“SEC”).

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

We operate in businesses that require sophisticated data collection and processing systems and software and other technology. Some of the technologies supporting the industries we serve are changing rapidly. We will be required to adapt to changing technologies, either through the development and marketing of new products and services or through enhancements to our existing products and services and to meet client demand.

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

Traditional methods of television viewing are changing as a result of fragmentation of channels and digital and other new television technologies, such as video-on-demand, digital video recorders and internet viewing. If we are unable to continue to successfully adapt our media measurement systems to new viewing habits, our business, financial position and results of operations could be adversely affected.

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

As experienced in 2009, a number of adverse financial developments have impacted the U.S. and global financial markets. These developments include a significant economic deterioration both in the U.S. and globally, volatility and deterioration in the equity markets, and deterioration and tightening of liquidity in the credit markets. The current economic environment has witnessed a significant reduction in consumer confidence and demand, impacting the demand for our customers’ products and services. Those reductions could adversely affect the ability of some of our customers to meet their current obligations to us and hinder their ability to incur new obligations until the economy and their businesses strengthen. The inability of our customers to pay us for our services and/or decisions by current or future customers to forego or defer purchases may adversely impact our business, financial condition, results of operations, profitability and cash flows and may continue to present risks for an extended period of time. We cannot predict the impact of economic slowdowns on our future financial performance.

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

Clients within our Watch segment derive a significant amount of their revenue from the sale or purchase of advertising. During challenging economic times, advertisers may reduce advertising expenditures and advertising agencies and other media may be less likely to purchase our media information services.

During challenging economic times clients, typically advertisers, within our Buy segment may reduce their discretionary advertising expenditures and may be less likely to purchase our analytical services.

Our Expositions segment derives a significant amount of its revenues from business-to-business trade shows and events. As experienced in both 2008 and 2009, during challenging economic times exhibitors may cut back on attending our events which would have an adverse effect on our revenue.

We have suffered losses due to goodwill impairment charges and could do so again in the future

Goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recent economic volatility has negatively impacted our financial results and, as a direct result, we recorded goodwill impairment charges of $282 million and $96 million for the years ended December 31, 2009 and 2008 respectively (as well as $55 million and $336 million in 2009 and 2008, respectively, relating to discontinued operations) and $245 million of intangible asset impairment charges for the year ended December 31, 2009. Subsequent to the recognition of these impairment charges and as of December 31, 2009, we had goodwill and intangible assets of approximately $11.8 billion. Any further downward revisions in the fair value of our reporting units or our intangible assets could result in further impairment charges for goodwill and intangible assets that could materially affect our financial performance.

Our substantial indebtedness could adversely affect our financial health.

We have now and will continue to have a significant amount of indebtedness. On December 31, 2009, we had total indebtedness of $8,658 million. Furthermore, the interest payments on our indebtedness could reduce the availability of our cash flow.

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

To service our indebtedness, we will require a significant amount of cash as well as continued access to the capital markets. Our ability to generate cash and our access to the capital markets depend on many factors beyond our control.

Our ability to make payments on our indebtedness and to fund planned capital expenditures and product development efforts will depend on our ability to generate cash in the future and our ability to refinance our indebtedness. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our cash interest expense for the years ended December 31, 2009, 2008 and 2007 was $495 million, $494 million and $533 million, respectively. At December 31, 2009, we had $4,772 million of floating-rate debt under our senior secured credit facilities and our existing floating rate notes. A one percent increase in our floating rate indebtedness would increase annual interest expense by approximately $48 million. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured credit facilities, on commercially reasonable terms or at all.

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

There can be no assurance that the intellectual property laws and other statutory and contractual arrangements we currently depend upon will provide sufficient protection in the future to prevent the infringement, use or misappropriation of our trademarks, patents, data, technology and other products and services. In addition, the growing need for global data, along with increased competition and technological advances, puts increasing pressure on us to share our intellectual property for client applications. Any future litigation, regardless of outcome, could result in substantial expense and diversion of resources with no assurance of success and could adversely affect our business, results of operations and financial condition.

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

We continue to explore opportunities in major international markets around the world, including China, Russia, India and Brazil. International operations expose us to various additional risks, which could adversely affect our business, including:

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

A loss of one of our largest clients could adversely impact our results of operations.

Our top ten clients accounted for approximately 23% of our total revenues for the year ended December 31, 2009. We cannot assure you that any of our clients will continue to use our services to the same extent, or at all, in the future. A loss of one or more of our largest clients, if not replaced by a new client or an increase in business from existing clients, would adversely affect our prospects, business, financial condition and results of operations.

We rely on third parties to provide certain data and services in connection with the provision of our current services.

We rely on third parties to provide certain data and services for use in connection with the provision of our current services. For example, our Buy segment enters into agreements with third parties (primarily retailers of fast-moving consumer goods) to obtain the raw data on retail product sales it processes and edits and from which it creates products and services. These suppliers of data may increase restrictions on our use of such data, fail to adhere to our quality control standards, increase the price they charge us for this data or refuse altogether to license the data to us. In addition, we may need to enter into agreements with third parties to assist with the marketing, technical and financial aspects of expanding our services for other types of media. In the event we are unable to use such third party data and services or if we are unable to enter into agreements with third parties, when necessary, our business and/or our potential growth could be adversely affected. In the event that such data and services are unavailable for our use or the cost of acquiring such data and services increases, our business could be adversely affected.

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

Our business is dependent on the use of the mail, telecommunication infrastructure and air service. Long term disruptions in one or more of these services, which could be caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, and/or acts of terrorism could adversely affect our business, results of operations and financial condition.

Hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements may harm our business.

Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While many of our businesses have appropriate disaster recovery plans in place, we currently do not have full backup facilities everywhere in the world to provide redundant network capacity in the event of a system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver our products and services to our clients and could be costly to implement. Additionally, significant delays in the planned delivery of system enhancements and improvements, or inadequate performance of the systems once they are completed, could damage our reputation and harm our business. Finally, long-term disruptions in infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, and/or acts of terrorism (particularly involving cities in which we have offices) could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

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

We have a presence in approximately 100 countries worldwide and our earnings are subject to taxation in many differing jurisdictions and at differing rates. We seek to organize our affairs in a tax efficient manner, taking account of the jurisdictions in which we operate. We are treated as a Netherlands tax resident for Dutch tax purposes. Tax laws that apply to our business may be amended by the relevant authorities, for example as a result of changes in fiscal circumstances or priorities. In addition, we may lose our status as a Dutch tax resident. Such amendments or their application to our business or loss of tax residence, may significantly adversely affect our reported results.

Changes in tax laws, regulations, related interpretations, and tax accounting standards in the U.S. and other countries in which we operate may adversely affect our financial results. For example, recent legislative proposals to reform U.S. taxation of non-U.S. earnings could have a material adverse effect on our financial results by subjecting a significant portion of our non-U.S. earnings to incremental U.S. taxation and/or by delaying or permanently deferring certain deductions otherwise allowed in calculating our U.S. tax liabilities. In addition, governments are increasingly considering tax law changes as a means to cover budgetary shortfalls resulting from the current economic environment.

We are controlled by a group of private equity firms, whose interests may not be aligned with ours or yours.

AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co. Thomas H. Lee Partners and Centerview Partners (collectively referred to as the “Owners” in this section) have the power to control our affairs and policies. The Owners also control the election of the supervisory board, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. Eleven of our twelve supervisory board members are affiliated with the Owners. The members elected by the Owners have the authority, subject to the terms of our debt, to issue additional shares, implement share repurchase programs, declare dividends, pay advisory fees and make other decisions, and they may have an interest in our doing so. The interests of the Owners could conflict with the interests of other security holders in material respects. Furthermore, the Owners are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major clients of our businesses. The Owners may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the Owners continue to own a significant amount of our outstanding ordinary shares, they will continue to be able to strongly influence or effectively control our decisions.

We are subject to competition.

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

We lease property in more than 610 locations worldwide. We also own seven properties worldwide, including our offices in Oxford, United Kingdom, Mexico City, Mexico and Sao Paulo, Brazil. Our leased property includes offices in New York, New York, Oldsmar, Florida, and Markham, Canada. Our leased property in Oldsmar, Florida serves as our GTIC. In addition, we are subject to certain covenants including the requirement that we meet certain conditions in the event we merge into or convey, lease, transfer or sell our properties or assets as an entirety or substantially as an entirety to, any person or persons, in one or a series of transactions.

Item 3.	Legal Proceedings

In addition to the legal proceedings described below, we are presently a party to certain lawsuits arising in the ordinary course of our business. We believe that none of our current legal proceedings will have a material adverse effect on our business, results of operations or financial condition.

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

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida on April 30, 2009. The lawsuit alleges that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. After briefing and a hearing, by order dated August 28, 2009, the court granted Nielsen’s motion to dismiss the complaint, with leave to amend the complaint. Sunbeam subsequently filed an amended complaint restating the same claims as contained in the original complaint; by order dated January 11, 2010, the court granted Nielsen’s motion to dismiss the federal and state antitrust claims, as well as the state unfair trade practices claim, with leave to amend those claims, and denied Nielsen’s motion to dismiss the breach of contract claim. Sunbeam subsequently filed a second amended complaint and, in lieu of answering, Nielsen has moved to dismiss the state and federal antitrust claims, as well as the state unfair trade practices claim, contained in the second amended complaint; Sunbeam has not yet responded to Nielsen’s motion. Nielsen continues to believe this lawsuit is without merit and intends to defend it vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. In May 2008, Valcon Acquisition B.V. acquired the remaining Nielsen common shares through a statutory squeeze-out procedure pursuant to Dutch legal and regulatory requirements and therefore held 100% of the Company’s outstanding common shares as of December 31, 2009.

No dividends have been declared on our common stock for the years ended December 31, 2009, 2008 or 2007. Our senior secured credit facility and debenture loans contain restrictions on our ability to pay dividends on our common stock. See the “Liquidity and Capital Resources” section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to our consolidated financial statements, “Long-term Debt and Other Financing Arrangements,” for a description of our senior secured credit facility, debenture loans and these dividend restrictions.

Item 6.	Selected Financial Data

The following table sets forth selected historical consolidated financial data of Nielsen as of the dates and periods indicated. The successor selected consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007 and selected consolidated balance sheet data as of December 31, 2009 and 2008 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The successor selected consolidated statement of operations data for the period from May 24, 2006 to December 31, 2006 and selected consolidated balance sheet data as of December 31, 2007 and 2006 have been derived from our audited consolidated financial statements, which are not included in this Form 10-K. The predecessor selected consolidated statement of operations data for the period from January 1, 2006 to May 23, 2006 and the year ended December 31, 2005 and selected consolidated balance sheet data as of December 31, 2005 have been derived from our audited consolidated financial statements which are not included in this Form 10-K. The results of operations for any period are not necessarily indicative of the results to be expected for any future period. The audited financial statements from which the historical financial information for the periods set forth below have been derived were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K.

	Successor				Predecessor
(IN MILLIONS)	Year Ended December 31, 2009(1)	Year Ended December 31, 2008(2)	Year Ended December 31, 2007(3)	May 24- December 31, 2006(4)	January 1- May 23, 2006	Year Ended December 31 2005(5)
Statement of Operations Data:
Revenues	$4,808	$4,806	$4,458	$2,405	$1,513	$3,789
(Loss)/income from continuing operations	(427)	(227)	(290)	(284)	(24)	139
(Loss)/income from continuing operations per common share (basic)	*	*	*	*	(0.10)	0.51
(Loss)/income from continuing operations per common share (diluted)	*	*	*	*	(0.10)	0.51
Cash dividends declared per common share	—	—	—	—	—	0.15

*	Not included for the Successor periods as no publicly traded shares were outstanding.

	Successor				Predecessor
	December 31,				December 31,
(IN MILLIONS)	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$14,589	$15,082	$16,124	$15,976	$10,663
Long-term debt excluding capital leases	8,509	8,307	7,967	7,674	2,482
Capital leases	131	121	130	145	155

(1)	The loss in the year ended December 31, 2009 included $644 million of interest expense, a goodwill and intangible asset impairment charge of $527 million and $62 million in restructuring costs.

(2)	The loss in the year ended December 31, 2008 included $617 million of interest expense, a goodwill impairment charge of $96 million and $118 million in restructuring costs.

(3)	The loss in the year ended December 31, 2007 included $622 million of interest expense, $105 million in foreign currency exchange transaction losses and $133 million in restructuring costs.

(4)	The loss in the period May 24, 2006 to December 31, 2006 included $357 million of interest expense, $90 million relating to the deferred revenue purchase price adjustment, $71 million in foreign currency exchange transaction losses and $65 million in restructuring costs.

(5)	The 2005 income from continuing operations included $55 million in costs from the settlement of the antitrust agreement with Information Resources, Inc., a $36 million payment of failed deal costs to IMS Health and a $102 million loss from the early extinguishment of debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Background and Basis of Presentation

On May 24, 2006, Nielsen was acquired through a tender offer to shareholders by Valcon Acquisition B.V. (“Valcon”), an entity formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, the “Sponsors”), which held 99.4% of Nielsen’s outstanding common shares as of December 31, 2007. Nielsen became a subsidiary of Valcon upon the consummation of the acquisition by Valcon (“Valcon Acquisition”). In May 2008, Valcon acquired the remaining Nielsen common shares through a statutory squeeze-out procedure pursuant to Dutch legal and regulatory requirements and therefore currently holds 100% of Nielsen’s outstanding common shares. Valcon also acquired 100% of the Nielsen preferred B shares in the period from May 24, 2006 to December 31, 2006, which were subsequently canceled. The common and preferred shares were delisted from the NYSE Euronext on July 11, 2006.

In connection with the Valcon Acquisition in May 2006, we entered into financing arrangements consisting of (i) senior secured credit facilities consisting of seven-year $4,175 million and €800 million senior secured term loan facilities and a six-year $688 million senior secured revolving credit facility and (ii) debt securities, consisting of $650 million 10% and €150 million 9% Senior Notes due 2014 of Nielsen Finance LLC and Nielsen Finance Co., $1,070 million 12.5% Senior Subordinated Discount Notes due 2016 of Nielsen Finance LLC and Nielsen Finance Co. and €343 million 11.125% Senior Discount Notes due 2016 of Nielsen. See “—Liquidity and Capital Resources” for a further discussion of the financing transactions related to the Valcon Acquisition.

Valcon’s cost of acquiring Nielsen and related debt has been pushed down to establish the new accounting basis in Nielsen. The allocation of purchase price was based on fair values of the assets acquired and liabilities assumed as of May 24, 2006.

Business Overview

The Nielsen Company is a leading global information and measurement company that provides clients with a thorough understanding of consumers and consumer behavior. Drawing from an extensive and long-standing foundation of consumer measurement, we deliver to our clients critical media and marketing information, analytics and industry expertise about what consumers watch (consumer interaction with media) and what consumers buy on a global and local basis. Our information and insights are designed to help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in approximately 100 countries and hold leading market positions in many of our businesses and locations.

As of December 31, 2009, we realigned our business structure into three segments: What Consumers Watch (media audience measurement and analytics), What Consumers Buy (consumer purchasing measurement and analytics) and Expositions. Our Watch and Buy segments, which generate the majority of total revenue, are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses.

Our Watch segment provides viewership data and analytics primarily to the media and advertising industries as well as directly to marketers. Our Watch media clients use our data to price their advertising inventory and maximize the value of their content, and our advertising clients use our data to plan and optimize their advertising spending and to better ensure that their advertisements reach the intended audience. We are a leader in providing measurement services across what we refer to as the three screens: television, online and mobile.

Our Buy segment provides consumer behavior information and analytics primarily to businesses in the consumer packaged goods industry. Our Buy clients use our data in an effort to better manage their brands, uncover new sources of demand, launch and grow new products, improve their marketing mix and establish more effective consumer relationships. Our measurement data is used by our clients as the method for measuring their sales and market share in the consumer packaged goods industry, tracking billions of sales transactions per year in retail outlets around the world. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions.

Our third segment, Expositions, operates one of the largest portfolios of business-to-business trade shows in the U.S. Each year, we produce approximately 40 trade shows connecting 270,000 buyers and sellers across 20 industries.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. The most significant of these estimates relate to: revenue recognition; business combinations including purchase price allocations; accruals for pension costs and other post-retirement benefits; accounting for income taxes; and valuation of long-lived assets including goodwill and indefinite-lived intangible assets, computer software and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the valuation of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results could vary from these estimates under different assumptions or conditions. For a summary of the significant accounting policies, including critical accounting policies discussed below, see Note 1 to the consolidated financial statements “Description of Business, Basis of Presentation and Significant Accounting Policies.”

Revenue Recognition

We recognize our revenues for the sale of services and products when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable and the collectibility of the related revenue is reasonably assured.

A significant portion of our revenue is generated from our information (primarily retail measurement and consumer panel services) and measurement (primarily from television, internet and mobile audiences) services. We generally recognize revenue from the sale of our services and products based upon fair value as the information is delivered to the customer and services are performed, which is usually ratably over the term of the contract(s). Software sold as part of these arrangements is considered incidental to the arrangement and is not recognized as a separate element. Invoiced amounts are recorded as deferred revenue until earned.

We also provide insights and solutions to our customers through analytical studies that are recognized into revenue as value is delivered to the customer. The pattern of revenue recognition for these contracts varies depending on the terms of the individual contracts, and may be recognized proportionally or deferred until the end of the contract term and recognized when the final report has been delivered to the customer.

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

We also perform sensitivity analyses on our assumptions, primarily around both long-term growth rate and discount rate assumptions. Our sensitivity analyses include several combinations of reasonably possible scenarios with regards to these assumptions. However, we consistently test a one percent movement in both our long-term growth rate and discount rate assumptions.

As of our October 1, 2009 testing date, we had $7,043 million of goodwill on our balance sheet and as discussed further below (See “—Impairment of Goodwill and Intangibles”), our results from continuing operations for the year ended December 31, 2009 includes an aggregate goodwill impairment charge of $282 million, which was recorded in the third quarter of 2009. We also recorded a goodwill impairment charge of $55 million in the third quarter of 2009 relating to our Publications operating segment, which has been accounted for as a discontinued operation. Our October 1, 2009 annual impairment testing indicated that the fair values of the reporting units exceeded the carrying values, thereby resulting in no indication of impairment. When applying our sensitivity analyses discussed above we noted that such analyses still resulted in fair values of our reporting units in excess of underlying carrying values.

Our operating results for the year ended December 31, 2008 include a goodwill impairment charge of $96 million. We also recorded a goodwill impairment charge of $336 million for the year ended December 31, 2008 relating to our Publications operating segment, which has been accounted for as a discontinued operation. The tests for 2007 confirmed that the fair value of our reporting units and indefinite lived intangible assets exceeded their respective carrying amounts and that no impairment was required.

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

To determine the expected long-term rate of return on pension plan assets, we consider, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For our U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. A similar 50 basis point decrease in the expected return on assets would increase pension expense on our principal Dutch plans by approximately $3 million per year. We assumed that the weighted averages of long-term returns on our pension plans were 6.4%, 6.4 % and 6.1% for the years ended December 31, 2009, 2008 and 2007, respectively. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, we believe it is appropriate to use long-term expected forecasts in selecting our expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts.

Income Taxes

We have a presence in approximately 100 countries. Over the past five years, we completed many material acquisitions and divestitures, which have generated complex tax issues requiring management to use its judgment to make various tax determinations. We try to organize the affairs of our subsidiaries in a tax efficient manner, taking into consideration the jurisdictions in which we operate. Due to outstanding indemnification agreements, the tax payable on select disposals made in recent years has not been finally determined. Although we are confident that tax returns have been appropriately prepared and filed, there is risk that additional tax may be assessed on certain transactions or that the deductibility of certain expenditures may be disallowed for tax purposes. Our policy is to estimate tax risk to the best of our ability and provide accordingly for those risks and take positions in which a high degree of confidence exists that the tax treatment will be accepted by the tax authorities. The policy with respect to deferred taxation is to provide in full for temporary differences using the liability method.

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

Long-Lived Assets

We are required to assess whether the value of our long-lived assets, including our buildings, improvements, technical and other equipment, and amortizable intangible assets have been impaired whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires us to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and our assessments change. Our operating results for the year ended December 31, 2009 include an aggregate customer-related intangible asset impairment charge of $245 million.

We capitalize software development costs with respect to major internal use software initiatives or enhancements. The costs are capitalized from the time that the preliminary project stage is completed, and we consider it probable that the software will be used to perform the function intended until the time the software is placed in service for its intended use. Once the software is placed in service, the capitalized costs are generally amortized over periods of three to six years. If events or changes in circumstances indicate that the carrying value of software may not be recovered, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the software in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the software cost is written down to estimated fair value and an impairment is recognized. These estimates are subject to revision as market conditions and as our assessments change.

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

Factors Affecting Nielsen’s Financial Results

Divestitures

During the year ended December 31, 2009, we received $84 million in net proceeds associated with business divestitures, primarily associated with the sale of our media properties within the Publications operating segment. Our consolidated financial statements reflect the Publications operating segment as a discontinued operation (discussed further below). The impact of the remaining divestiture transactions on our consolidated results of operations was not material.

During the year ended December 31, 2008, we received $23 million in net proceeds primarily associated with two divestitures within our Expositions segment and the final settlement of the sale of our Directories segment to World Directories Acquisition Corp (“World Directories”). The impact of these divestitures on our consolidated statement of operations was not material for all periods presented.

On October 30, 2007, the Company completed the sale of its 50% share in VNU Exhibitions Europe to Jaarbeurs (Holding) B.V. for cash consideration of $51 million.

Discontinued Operations

Nielsen Publications

In December 2009 we substantially completed the planned exit of our Publications operating segment through the sale of our media properties, including The Hollywood Reporter and Billboard, to e5 Global Media LLC. Our consolidated financial statements reflect the Publications operating segment as a discontinued operation. The sale resulted in a loss of approximately $14 million, net of taxes of $3 million. The net loss included $10 million of liabilities for certain obligations associated with transition services that were contractually retained by Nielsen.

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

See Note 4 to the consolidated financial statements, “Business Divestitures”.

Acquisitions and Investments in Affiliates

For the year ended December 31, 2009, we paid cash consideration of $50 million associated with both current period and previously executed acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, we recorded deferred consideration of $25 million, substantially all of which is payable through March 2012 and non-cash consideration of $7 million. Had the current period acquisitions occurred as of January 1, 2009, the impact on our consolidated results of operations would not have been material.

On December 19, 2008, we completed the purchase of the remaining 50% interest in AGB Nielsen Media Research (“AGBNMR”), a leading international television audience media measurement business, from WPP Group plc (“WPP”). With our full ownership of AGBNMR, we expect to be able to better leverage our global media product portfolio. In exchange for the remaining 50% interest in AGBNMR, we transferred business assets and ownership interests with an aggregate fair value of $72 million. No material gain or loss was recorded on the business assets and ownerships transferred.

On May 15, 2008, we completed the acquisition of IAG Research, Inc, (“IAG”), for $223 million (including non-cash consideration of $1 million), which was net of $12 million of cash acquired. The acquisition expands our television and internet analytics services through IAG’s measurement of consumer engagement with television programs, national commercials and product placements.

For the year ended December 31, 2008, we paid cash consideration of $39 million associated with other acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, and as of December 31, 2008, we recorded deferred consideration of $12 million, which was subsequently paid in January 2009. Had the AGBNMR, IAG and other acquisitions occurred as of January 1, 2008, the impact on our consolidated results of operations would not have been material.

For the year ended December 31, 2007, we completed several acquisitions with an aggregate consideration, net of cash acquired, of $837 million. The most significant acquisitions were the purchase of the remaining minority interest of Nielsen BuzzMetrics ($47 million), on June 4, 2007, the purchase of the remaining minority interest of Nielsen//NetRatings ($330 million, including $33 million to settle all outstanding share-based awards), on June 22, 2007 and the acquisition of Telephia, Inc. (“Telephia”), on August 9, 2007, for approximately $449 million including non-cash consideration of $6 million. Had these acquisitions occurred as of January 1, 2007, the impact on our consolidated results of operations would not have been material. Prior to these acquisitions both Nielsen//NetRatings and Nielsen BuzzMetrics were consolidated subsidiaries of Nielsen up to the ownership interest.

Foreign Currency

Our financial results are reported in U.S. Dollars and are therefore subject to the impact of movements in exchange rates on the translation of the financial information of individual businesses whose functional currencies are other than U.S. Dollars. Approximately 53% (53% in 2008 and 55% in 2007) of our revenues were denominated in U.S. Dollars during 2009. Our principal foreign exchange revenue exposure is spread across several currencies, primarily the Euro, as set forth below:

(IN MILLIONS)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
EURO	16%	16%	15%
OTHER CURRENCIES	31%	31%	30%

As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results. Based on the above mix of currencies in 2009, a one cent change in the U.S. Dollar/Euro exchange rate would have impacted revenues by approximately $5 million, with an immaterial impact on operating income. Impacts associated with fluctuations in foreign currency are discussed in more detail under Item 7A “—Quantitative and Qualitative Disclosures about Market Risks.” In countries with currencies other than the U.S. Dollar, assets and liabilities are translated into U.S. Dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. Dollar to Euro exchange rate was $1.39 to €1.00, $1.47 to €1.00, and $1.37 to €1.00 for the years ended December 31, 2009, 2008 and 2007, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

Business Segment Presentation and Overview

As of December 31, 2009, we realigned our business structure into three segments: What Consumers Watch (media audience measurement and analytics, herein referred to as “Watch”), What Consumers Buy (consumer purchasing measurement and analytics, herein referred to as “Buy”) and Expositions. Corporate consists principally of unallocated items such as certain facilities and infrastructure costs as well as intersegment eliminations.

Certain corporate costs, other than those described above, including those related to selling, finance, legal, human resources, and information technology systems, are considered operating costs and are allocated to our segments based on either the actual amount of costs incurred or on a basis consistent with the operations of the underlying segment. Information with respect to the operations of each of our business segments is set forth below based on the nature of the products and services offered and geographic areas of operations.

We manage the revenue portfolio within our Watch segment based upon the audience measurement and analytical services we provide across the three primary screens: television, online and mobile.

The revenue portfolio within our Buy segment is managed based upon the type of service provided to our customers. The Information services business includes our core tracking and scan data (primarily retail measurement and consumer panel data) and the Insights services business primarily includes analytical services driven by new product testing, forecasting and modeling services. We further manage our portfolio on a geographic basis through a focus on Developed and Developing markets. Developed markets primarily include the United States, Canada, Western Europe, Japan and Australia while Developing markets include Latin America, Eastern Europe, China, India and Southeast Asia.

Revenues within our Expositions segment relate to trade shows and events and are similar in nature across each of the industries to which they relate.

Results of Operations—(Years Ended December 31, 2009, 2008 and 2007)

The following table sets forth, for the periods indicated, the amounts included in our Consolidated Statements of Operations:

	Year Ended December 31,
(IN MILLIONS)	2009	2008	2007
Revenues	$4,808	$4,806	$4,458

Cost of revenues, exclusive of depreciation and amortization shown separately below	2,023	2,057	1,992
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,523	1,615	1,506
Depreciation and amortization	557	499	451
Impairment of goodwill and intangible assets	527	96	—
Restructuring costs	62	118	133

Operating income	116	421	376

Interest income	7	17	30
Interest expense	(644)	(617)	(622)
(Loss)/gain on derivative instruments	(60)	(15)	40
Foreign currency exchange transaction (losses)/gains, net	(2)	22	(105)
Other (expense)/income, net	(17)	(12)	1

Loss from continuing operations before income taxes and equity in net (loss)/income of affiliates	(600)	(184)	(280)
Benefit/(provision) for income taxes	195	(36)	(12)
Equity in net (loss)/income of affiliates	(22)	(7)	2

Loss from continuing operations	(427)	(227)	(290)
(Loss)/income from discontinued operations, net of tax	(61)	(275)	10

Net loss	(488)	(502)	(280)
Net income attributable to noncontrolling interests	2	—	—

Net loss attributable to The Nielsen Company B.V.	$(490)	$(502)	$(280)

Consolidated Results for the year ended December 31, 2009 versus the year ended December 31, 2008

When comparing our results for the year ended December 31, 2009 with results for the year ended December 31, 2008, the following should be noted:

Items affecting Operating Income for the year ended December 31, 2009

•	We incurred $527 million of non-cash goodwill and intangible impairment charges.

•	We incurred $62 million of restructuring expense.

Items affecting Operating Income for the year ended December 31, 2008

•	We incurred a $96 million of non-cash goodwill impairment charge.

•	We incurred $118 million of restructuring expense.

Revenues

Our revenues were flat at $4,808 million for the year ended December 31, 2009 compared to $4,806 million for the year ended December 31, 2008. Revenues increased 4.0% on a constant currency basis driven by an 11.5% increase within our Watch segment and a 2.7% increase within our Buy segment, largely offset by a 24.6% decline in our Expositions segment. The primary driver for growth within our Watch segment was the impact of acquisitions and divestitures. Excluding the impact of acquisitions and divestitures, revenues within our Watch segment increased by 2.7% as volume increased and sales to new customers within our North American Television measurement business were offset in part by lower customer discretionary spending within our Online measurement business and lower volumes in our box-office tracking business. Revenues within our Buy segment increased 2.7% on a constant currency basis and 1.5% excluding the impact of acquisitions. The constant currency growth excluding acquisitions was as a result of combined 7.9% growth in our Information and Insights businesses within Developing Markets substantially offset by a decline of 0.9% in Developed Markets, primarily within our Insights business. Our Expositions segment revenues declined primarily due to lower attendance at individual shows and the impact of divestitures

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 1.6% to $2,023 million for the year ended December 31, 2009 compared to $2,057 million for the year ended December 31, 2008. On a constant currency basis, cost of revenues increased by 2.6% largely due to the impact of acquisitions and divestitures within both our Watch and Buy segments. This increase was partially offset by lower cost of revenues in Developed Markets within our Buy segment primarily due to the effects of the Transformation Initiative (see discussion below on page 40) and other productivity initiatives. Cost of revenues within our Expositions segment also decreased due to lower variable exhibition costs.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative (“SG&A”) expenses decreased 5.7% to $1,523 million for the year ended December 31, 2009 compared to $1,615 million for the year ended December 31, 2008; a decrease of 1.4% on a constant currency basis. SG&A expenses declined due to the impact of lower volume in our Expositions segment which was slightly offset by the impact of acquisitions and divestitures in both our Watch and Buy segments. Excluding the impact of acquisitions and divestitures, SG&A expenses within both or Watch and Buy segments declined slightly due to volume related decreases and the the effects of the Transformation Initiative and other productivity initiatives.

Depreciation and Amortization

Depreciation and amortization increased 11.5% to $557 million for the year ended December 31, 2009 compared to $499 million for the year ended December 31, 2008. On a constant currency basis, depreciation and amortization expense increased 13.8% driven by increased amortization due to the impact of acquisitions and divestitures and higher depreciation related to increased capital investment on projects to enhance our global infrastructure.

Impairment of Goodwill and Intangible Assets

During 2009, we recorded a non-cash goodwill impairment charge of $282 million and a non-cash intangible asset impairment charge of $245 million. These charges related to both our Watch and Expositions segments. A deferred tax benefit of $103 million was recognized during the period as a result of these impairment charges. We recorded a $96 million non-cash goodwill impairment charge relating to a reporting unit within our Watch segment in 2008. A deferred tax benefit of $7 million was recognized during the period as a result of this impairment charge.

Restructuring Costs

Transformation Initiative

In December 2006, we announced our intention to expand current cost-saving programs to all areas of our operations worldwide. We further announced strategic changes as part of a major corporate transformation (“Transformation Initiative”). The Transformation Initiative was designed to make us a more successful and efficient enterprise. As such, we executed cost-reduction programs by streamlining and centralizing certain corporate, operational and information technology functions, leveraging global procurement, consolidating real estate and expanding, outsourcing or off-shoring certain other operational and production processes. The Transformation Initiative was completed during 2009; however, the implementation is expected to carry over through 2010.

We incurred $33 million in restructuring charges primarily relating to severance costs for the year ended December 31, 2009. We recorded $118 million in restructuring charges for the year ended December 31, 2008. The charges included severance costs as well as $24 million of contractual termination costs and asset write-offs.

Other Productivity Initiatives

In December 2009, Nielsen commenced certain specific restructuring actions attributable to defined cost-reduction programs, primarily in Europe and North America, directed towards achieving increased productivity in future periods primarily through targeted employee terminations. We recorded $29 million in restructuring charges associated with these initiatives during the fourth quarter of 2009. The charges included severance costs of $22 million as well as $7 million of contractual termination costs and asset write-offs.

See Note 8 to our consolidated financial statements, “Restructuring Activities” for additional information regarding our restructuring programs.

Operating Income

Operating income for the year ended December 31, 2009 was $116 million, compared to income of $421 million for the year ended December 31, 2008. Excluding “Items affecting Operating Income,” specifically noted above, on a constant currency basis, our adjusted operating income (refer to page 46 for further discussion of adjusted operating income) increased 14.7% for the year ended December 31, 2009 as compared to the year ended December 31, 2008. On a constant currency basis, adjusted operating income within our Watch segment increased by 20.9% as a result of the impact of acquisitions and divestitures, revenue growth in our North American Television measurement business as well as the impact of the Transformation Initiative and other productivity initiatives. On a constant currency basis, adjusted operating income within our Buy segment increased 7.6% primarily driven by the impact of the Transformation Initiative and other productivity initiatives as well as growth in businesses within Developing Markets. On a constant currency basis, adjusted operating income within our Expositions segment decreased by 53.7% as result of lower exposition revenues, and the impact of the divestiture of the non-core Brazilian exposition business. Adjusted operating expenses within Corporate declined 35.6% as a result of decreased spending on global product initiatives. For an additional discussion of adjusted operating income, refer to our segment results below.

Interest Income and Expense

Interest income was $7 million for the year ended December 31, 2009 compared to $17 million for the year ended December 31, 2008. Interest expense was $644 million for the year ended December 31, 2009 compared to $617 million for the year ended December 31, 2008, increasing 5.3% on a constant currency basis. The increase was driven primarily by the impact of interest allocations to discontinued operations as well as higher interest expense on our debenture loan portfolio as a result of new debt issuances in 2009.

Loss on Derivative Instruments

The loss on derivative instruments was $60 million for the year ended December 31, 2009 compared to a loss of $15 million for the year ended December 31, 2008. The increased loss resulted primarily from the change in fair value of certain of our interest rate swaps for which hedge accounting was discontinued in February 2009 as well as losses attributable to movements in the Euro relative to the U.S. Dollar associated with a foreign currency swap derivative instrument, which was terminated in March 2009.

Foreign Currency Exchange Transaction (Losses)/Gains, Net

Foreign currency exchange transaction gains, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.39 to €1.00 and $1.47 to €1.00 for the year ended December 31, 2009 and the year ended December 31, 2008, respectively.

Foreign currency exchange resulted in a $2 million loss for the year ended December 31, 2009 compared to a $22 million gain recorded in the year ended December 31, 2008 primarily as a result of the fluctuation in the value of the U.S. Dollar against the Euro applied to certain of our Euro denominated senior secured term loans and debenture loans as well as a portion of our intercompany loan portfolio.

Other Expense, Net

Other expense, net was $17 million for the year ended December 31, 2009 versus $12 million for the year ended December 31, 2008. The 2009 amount primarily includes net charges of approximately $15 million associated with the purchase and cancellation of GBP 250 million 5.625% EMTN debenture notes and the write-off of deferred debt issuance costs associated with the modification of the Company’s senior secured credit facility offset in part by net gains primarily associated with certain divestitures, including the sale of our Brazilian operations within our Expositions segment.

Loss from Continuing Operations Before Income Taxes and Equity in Net Loss of Affiliates

For the year ended December 31, 2009, loss from continuing operations before income taxes, and equity in net loss of affiliates was $600 million compared to a $184 million loss for the year ended December 31, 2008. The current period compared with the prior period results primarily reflects impairment of goodwill and intangible assets offset in part by lower restructuring expenses and increased operating performance, primarily driven by cost reduction programs.

Equity in Net Loss of Affiliates

For the year ended December 31, 2009, equity in net loss of affiliates was $22 million compared to a $7 for the year ended December 31, 2008 primarily driven by an after-tax non-cash impairment charge of $26 million (net of a tax adjustment of $18 million) associated with our non-controlling ownership interest in Scarborough in the third quarter of 2009.

Benefit for Income Taxes

The effective tax rates for the years ended December 31, 2009 and 2008 were a benefit of 32.5% and an expense of 19.6%, respectively. The effective tax rate for the year ended December 31, 2009 was higher than the Dutch statutory rate primarily due to state and foreign withholding and income taxes and the impact of the tax rate differences in other jurisdictions where we file tax returns, which is partially offset by impairments of goodwill and intangible assets, which had a tax basis significantly lower than the underlying book basis and therefore a lower tax benefit.

The effective tax rate for the year ended December 31, 2008 was lower than the Dutch statutory rate primarily due to the impairment of goodwill, which had a tax basis significantly lower than the book basis and therefore a lower tax benefit, tax on distribution from foreign subsidiaries, change in estimates related to global uncertain tax positions, state and foreign withholding and income taxes, change in estimates for other tax positions and certain non-deductible charges, which were partially offset by the impact of the tax rate differences in other jurisdictions where we file tax returns.

At December 31, 2009 and December 31, 2008, we had gross uncertain tax positions of $129 million and $187 million, respectively. We also have accrued interest and penalties associated with these uncertain tax positions as of December 31, 2009 and December 31, 2008 of $23 million, and $22 million, respectively. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of our benefit/(provision) for income taxes. It is reasonably possible that a reduction in a range of $9 million to $38 million of uncertain tax positions may occur within the next 12 months as a result of projected resolutions of worldwide tax disputes.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where statutory rates are lower and earnings being higher than anticipated in countries where statutory rates are higher, by changes in the valuation of our deferred tax assets, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Discontinued Operations

For the year ended December 31, 2009, loss from discontinued operations, net of tax of $31 million, was $61 million compared to a $275 million loss for the year ended December 31, 2008. Discontinued operations primarily relate to our Publications operating segment and the loss for the year ended December 31, 2009 includes a net loss on the sale of our media properties within the Publications operating segment, including The Hollywood Reporter and Billboard, to e5 Global Media LLC, of $14 million, net of tax of $3 million. Additionally, losses for both 2009 and 2008 include goodwill impairment charges associated with our Publications operating segment of $55 million and $336 million, respectively. The loss for the year ended December 31, 2008 is partially offset by a gain of $19 million relating to the settlement of tax contingencies associated with the sale of our Directories segment to World Directories.

Consolidated Results for the year ended December 31, 2008 versus the year ended December 31, 2007

When comparing our results for the year ended December 31, 2008 with results for the year ended December 31, 2007, the following should be noted:

Items affecting Operating Income for the year ended December 31, 2008

•	We incurred a $96 million non-cash goodwill impairment charge.

•	We incurred $118 million of restructuring expense.

Items affecting Operating Income for the year ended December 31, 2007

•	We incurred $133 million of restructuring expense.

•	We incurred approximately $37 million in transaction costs, legal settlements and incremental expenses associated with compensation agreements and recruiting costs for certain corporate executives.

Revenues

Our revenues increased 7.8% to $4,806 million for the year ended December 31, 2008 versus $4,458 million for the year ended December 31, 2007. On a constant currency basis, revenues increased 6.1%. Revenues within our Watch segment increased on a constant currency basis 10.4% due to the impact of the acquisitions as well as both North American Television measurement and Online measurement growth. Revenues within our Buy segment increased 5.0% on a constant currency basis primarily due to 15.6% growth in Developing Markets relating to both our Information and Insights businesses as well as 11.0% growth in Developed Markets within our Insights business, primarily in Europe. This increase was partly offset by a decline in the Information business in Developed Markets due to lower discretionary spending and the closure of certain product lines within our Information business in Japan in 2007. Revenues within our Expositions segment declined by 3.9% due to lower exhibitor attendance in our trade shows.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 3.1% to $2,057 million for the year ended December 31, 2008 versus $1,992 million for the year ended December 31, 2007. On a constant currency basis, cost of revenues increased by 1.2% driven by the impact of acquisitions as well as revenue growth within our both our Watch and Buy segments. The growth in costs was partly offset by productivity savings following actions implemented under the Transformation Initiative and lower costs within our Expositions segment.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

SG&A expenses increased 7.1% to $1,615 million for the year ended December 31, 2008 versus $1,506 million for the year ended December 31, 2007. On a constant currency basis, selling, general and administrative expenses increased 5.3%, primarily attributable to higher costs within our Watch segment related to the impact of acquisitions and spending on product initiatives to support our three-screen growth strategy and continued investment in Developing Markets within our Buy segment as well as increased corporate spending to support company-wide infrastructure and global product development initiatives. These increases were partly offset by the impact of the Transformation Initiative and other productivity related savings, lower share based compensation expenses and lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives.

Depreciation and Amortization

Depreciation and amortization increased 11.4% to $499 million for the year ended December 31, 2008 versus $451 million for the year ended December 31, 2007. On a constant currency basis, depreciation and amortization expense increased 10.8% driven by increased depreciation related to capital investment in hardware and software and increased amortization due to the impact of acquisitions, partly offset by lower amortization on previously acquired intangible assets at our Expositions segment.

Impairment of Goodwill

We recorded a non-cash goodwill impairment charge of $96 million associated with a reporting unit within our Watch segment. A deferred tax benefit of $7 million was recognized as a result of this impairment charge.

Restructuring Costs

We recorded $118 million in restructuring charges for the year ended December 31, 2008 associated with the Transformation Initiative. The charges included severance costs as well as $24 million of contractual termination costs and asset write-offs.

We recorded $133 million in restructuring charges for the year ended December 31, 2007 associated with the Transformation Initiative. The charges included $92 million in severance costs as well as $6 million in asset write-offs and $35 million in consulting fees and other costs, related to reviews of corporate functions and outsourcing opportunities.

Operating Income

Operating income for the year ended December 31, 2008 was $421 million versus $376 million for the year ended December 31, 2007, an increase of 12.1%. Excluding “Items affecting Operating Income,” specifically noted above from our respective 2008 and 2007 operating results, adjusted operating income increased 15.7%, on a constant currency basis, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. Adjusted operating income within our Watch segment increased 30.4% on a constant currency basis reflecting the impact of acquisitions, growth in North American Television measurement and benefits realized from our Transformation Initiative. Adjusted operating income within our Buy segment increased 10.5% on a constant currency basis due to revenue growth in Developing Markets, growth within the Insights business in Developed markets as well as benefits realized from our Transformation Initiative. Adjusted operating income increased 10.3% on a constant currency basis within our Expositions segment as lower revenues were largely offset by the impact of cost savings and lower amortization expense. Adjusted operating expenses increased 32.7% within Corporate as a result of increased expenditures on global infrastructure and product development initiatives.

Interest Income and Expense

Interest income was $17 million for the year ended December 31, 2008 versus $30 million for the year ended December 31, 2007. Interest expense was $617 million for the year ended December 31, 2008 versus $622 million for the year ended December 31, 2007, a decrease of 1.8% on a constant currency basis. This reflects the increased borrowing following our 2007 and 2008 acquisitions, partially offset by a decline in the weighted average interest rates of our senior secured credit facility.

(Loss)/Gain on Derivative Instruments

The loss on derivative instruments was $15 million for the year ended December 31, 2008 as compared to a gain of $40 million for the year ended December 31, 2007. The change resulted primarily from movements in the Euro relative to the U.S. Dollar in the current period as compared to the prior period, resulting from a foreign currency swap derivative instrument entered into during 2007.

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

Other (Expense)/Income, net

Other expense was $12 million for the year ended December 31, 2008 as compared to income of $1 million for the year ended December 31, 2007. The 2008 expense was mainly due to a determination that there was a decline in the value of an investment in a publicly listed company and accounted for as an available-for-sale security which was other than temporary and therefore we recognized a $12 million loss.

Loss from Continuing Operations before Income Taxes, and Equity in Net (Loss)/Income of Affiliates

For the year ended December 31, 2008, there was a $184 million loss from continuing operations before income taxes and equity in net (loss)/income of affiliates versus a $280 million loss for the year ended December 31, 2007. The lower 2008 loss as compared with 2007 primarily reflects our improved operating performance as discussed above, lower restructuring expenses related to the Transformation Initiative, lower payments in connection with compensation agreements and recruiting expenses for certain corporate executives, and foreign currency exchange gains that occurred during the year ended December 31, 2008 only partly offset by the goodwill impairment charge of $96 million in 2008.

Benefit/(Provision) for Income Taxes

The effective tax rates for the years ended December 31, 2008 and 2007 were an expense of 19.6% and 4.3%, respectively. The effective tax rate for the year ended December 31, 2008 was lower than the Dutch statutory rate primarily due to the impairment of goodwill which had a tax basis significantly lower than the book basis and therefore a lower tax benefit, tax on distributions from foreign subsidiaries, change in estimates related to global uncertain tax positions, state and foreign withholding and income taxes, change in estimates for other tax positions and certain non-deductible charges, which were partially offset by the impact of the tax rate differences in other jurisdictions where we file tax returns.

The effective benefit tax rate for the year ended December 31, 2007 was lower than the Dutch statutory rate primarily related to the tax impact on distributions from foreign subsidiaries. This was partially offset by the recognition of the tax benefit of interest expense related to the Valcon senior secured bridge facility based upon a favorable 2007 Dutch residency ruling. In addition, the change in estimates related to global uncertain tax positions and the valuation allowance also influenced the 2007 tax rate.

Discontinued Operations

For the year ended December 31, 2008, loss from discontinued operations, net of tax was $275 million as compared to a gain of $10 million for the year ended December 31, 2007. Discontinued operations relate to our Publications operating segment as well as our Directories segment. The loss for the year ended December 31, 2008 includes an impairment charge of $336 million relating to our Publications operating segment offset in part by a gain of $19 million relating to the settlement of tax contingencies associated with the sale of our Directories segment to World Directories as well as net losses attributable to the discontinued operations. The gain for the year ended December 31, 2007 includes a $17 million gain on the sale of our Business Media Europe unit offset by net losses attributable to the discontinued operations.

Business Segment Results for the year ended December 31, 2009 versus the year ended December 31, 2008

Revenues

The table below sets forth our segment revenue growth data for the year ended December 31, 2009 compared to the year ended December 31, 2008, both on an as-reported and constant currency basis. In order to determine the percentage change in revenue on a constant currency basis, we remove the positive and negative impacts of changes foreign currency exchange rates:

(IN MILLIONS)	Year ended December 31, 2009	Year ended December 31, 2008	% Variance 2009 vs. 2008 Reported	% Variance 2009 vs. 2008 Constant Currency
Revenues by segment
Watch	$1,635	$1,480	10.5%	11.5%
Buy	2,993	3,084	(2.9)%	2.7%
Expositions	180	240	(25.1)%	(24.6)%
Corporate and eliminations	—	2	n/a	n/a

Total	$4,808	$4,806	0.1%	4.0%

Watch Segment Revenues

Revenues increased 10.5% to $1,635 million for the year ended December 31, 2009 versus $1,480 million for the year ended December 31, 2008. Excluding the impact of acquisitions, revenue grew 2.7% on a constant currency basis. This growth was primarily driven by 4.6% growth within our North American Television measurement business due to volume increases (partly driven by five additional markets being added to the Local People Meter (“LPM”) program) and sales to new customers as well as an increase within Mobile. These increases were offset in part by lower customer discretionary spending within Online and box-office tracking.

Buy Segment Revenues

Revenues from our Information Services business decreased 4.7% to $2,157 million for the year ended December 31, 2009 versus $2,262 million for the year ended December 31, 2008. Revenues grew 1.7%, on a constant currency basis driven by 7.5% growth in Developing Markets as a result of continued expansion of both our retail measurement and consumer panel services. Revenue from Developed Markets was flat year over year as growth in North America and Japan was offset by volume related declines in Western Europe.

Revenues from our Insights Services business increased 1.8% to $836 million for the year ended December 31, 2009 versus $822 million for the year ended December 31, 2008. Revenues grew 5.3% on a constant currency basis driven by 8.9% growth in Developing Markets and the impact of acquisitions, offset by a 2.3% decline in Developed Markets. The growth in Developing Markets related to continued expansion of our analytical services in China and Latin America and the decline in Developed Markets resulted from lower customer discretionary spending.

Expositions Segment Revenues

Revenues for the year ended December 31, 2009 were $180 million, a decline of 25.1% versus $240 million for the year ended December 31, 2008. Our Expositions segment’s revenues decreased, on a constant currency basis, by 24.6% due largely as a result of lower exhibitor attendance driven by the economic environment.

Operating Income/(Loss)

The table below sets forth supplemental operating income data for the year ended December 31, 2009 compared to the year ended December 31, 2008, both on an as reported and adjusted basis, adjusting for those items affecting operating income/(loss), as described above on page 39 within the Consolidated Results commentary. Adjusted operating income/(loss) is a non-GAAP measure and is presented to illustrate the effect of restructuring and impairment charges and, where noted, certain other items on reported operating income/(loss), which we consider to be unusual in nature. Adjusted operating income/(loss) is not a presentation made in accordance with GAAP, and our use of this term may vary from others in our industry. Adjusted operating income/(loss) should not be considered as an alternative to operating income/(loss) or net income/(loss), or any other performance measures derived in accordance with GAAP as measures of operating performance.

YEAR ENDED DECEMBER 31, 2009	Reported Operating Income/(Loss)	Restructuring and Impairment Charges(1)	Adjusted Operating Income/(Loss)
Operating Income
Watch	$(73)	$411	$338
Buy	361	39	400
Expositions	(105)	128	23
Corporate and Eliminations	(67)	11	(56)

Total Nielsen	$116	$589	$705

YEAR ENDED DECEMBER 31, 2008	Reported Operating Income/(Loss)	Restructuring and Impairment Charges(1)	Adjusted Operating Income/(Loss)
Operating Income
Watch	$171	$107	$278
Buy	315	77	392
Expositions	50	1	51
Corporate and Eliminations	(115)	29	(86)

Total Nielsen	$421	$214	$635

(1)	Includes $402 million and $96 million of goodwill impairment charges within our Watch segment in 2009 and 2008, respectively and $125 million within our Expositions segment in 2009.

Watch. Adjusted operating income for the year ended December 31, 2009 was $338 million compared to adjusted operating income of $278 million for the year ended December 31, 2008, an increase of 20.9%, on a constant currency basis due primarily to the impact of acquisitions. Excluding the impact of acquisitions, adjusted operating income increased due primarily to productivity initiatives in North American Television measurement and volume related cost reductions in Online.

Buy. Adjusted operating income for the year ended December 31, 2009 was $400 million compared to adjusted operating income of $392 million for the year ended December 31, 2008, an increase of 7.6%. The increase was due in part to the impact of acquisitions as well as the effects of the Transformation Initiative and other productivity initiatives, primarily in Developed Markets, which offset volume related increases in Developing Markets.

Expositions. Adjusted operating income for the years ended December 31, 2009 was $23 million compared to $51 million, a decrease of 53.7% on a constant currency basis. The decrease is due to a decline in our revenues due to the economic environment.

Corporate and Eliminations. Adjusted operating loss for the year ended December 31, 2009 was $56 million versus the $86 million of adjusted operating loss for the year ended December 31, 2008. The decrease in losses was due to lower expenses on global product initiatives as well as the impact of the Transformation Initiative.

Business Segment Results for the year ended December 31, 2008 versus the year ended December 31, 2007

Revenues

The table below sets forth certain supplemental revenue growth data for the year ended December 31, 2008 compared to the year ended December 31, 2007, both on an as-reported and constant currency basis. In order to determine the percentage change in items on a constant currency basis, we adjust these items to remove the positive and negative impacts of foreign exchange:

(IN MILLIONS)	Year ended December 31, 2008	Year ended December 31, 2007	% Variance 2008 vs. 2007 Reported	% Variance 2008 vs. 2007 Constant Currency
Revenues by segment
Watch	$1,480	$1,339	10.5%	10.4%
Buy	3,084	2,868	7.5%	5.0%
Expositions	240	248	(3.4)%	(3.9)%
Corporate and eliminations	2	3	n/a	n/a

Total	$4,806	$4,458	7.8%	6.1%

Watch Segment Revenues

Revenues increased 10.5% to $1,480 million for the year ended December 31, 2008 versus $1,339 million for the year ended December 31, 2007, an increase of 10.4% on a constant currency basis. Excluding the impact of acquisitions, global Television revenues increased 8.3% on a constant currency basis driven by volume increases attributable to the launch of additional markets in 2008 under the LPM program. The growth in Television revenues was offset slightly by a decline in box-office tracking. Growth within Online and Mobile measurement was impacted by acquisitions as well as volume growth within Online.

Buy Segment Revenues

Information Services revenues increased 4.6% to $2,262 million for the year ended December 31, 2008 versus $2,161 million for the year ended December 31, 2007. Revenue grew of 2.0 % on a constant currency basis as 13.0% constant currency growth in Developing Markets partially offset constant currency declines of 1.4% in Developed Markets. The declines in Developed Markets were impacted significantly by the closure of certain product lines in Japan in 2007.

Insights Services revenues increased 16.2% to $822 million for the year ended December 31, 2008 versus $707 million for the year ended December 31, 2007. Revenue grew 14.2% on a constant currency basis driven by 23.2% growth in Developing Markets and the impact of acquisitions as well as 5.6% growth in Developed Markets resulting from the expansion of our analytical services.

Expositions Segment Revenues

Revenues for the year ended December 31, 2008 were $240 million versus $248 million for the year ended December 31, 2007. Revenues decreased, on a constant currency basis, 3.9% as lower exhibitor attendance was driven by the economic environment.

Operating Income/(Loss)

The table below sets forth supplemental operating income data for the year ended December 31, 2008 compared to the year ended December 31, 2007, both on an as reported and adjusted basis, adjusting for those items affecting operating income/(loss), as described above on page 43 within the Consolidated Results commentary.

YEAR ENDED DECEMBER 31, 2008	Reported Operating Income/(Loss)	Restructuring and Impairment Charges	Other Items Affecting Operating Income	Adjusted Operating Income/(Loss)
Operating Income
Watch	$171	$107	$—	$278
Buy	315	77	—	392
Expositions	50	1	—	51
Corporate and Eliminations	(115)	29	—	(86)

Total Nielsen	$421	$214	$—	$635

YEAR ENDED DECEMBER 31, 2007	Reported Operating Income/(Loss)	Restructuring Charges	Other Items Affecting Operating Income	Adjusted Operating Income/(Loss)
Operating Income
Watch	$188	$10	$18	$216
Buy	264	84	—	348
Expositions	44	2	—	46
Corporate and Eliminations	(120)	37	19	(64)

Total Nielsen	$376	$133	$37	$546

Watch. Adjusted operating income was $278 million for the year ended December 31, 2008 compared to an adjusted operating income of $216 million for the year ended December 31, 2007, an increase of 30.4%, on a constant currency basis due to the impact of acquisitions as well as the revenue performance mentioned above partially offset by SG&A expenses increasing 4.2%, on a constant currency basis, in part due to the impact of acquisitions as well as increased share option expense.

Buy. Adjusted operating income for the year ended December 31, 2008 was $392 million compared to operating income of $348 million for the year ended December 31, 2007, an increase of 10.5%, on a constant currency basis due to the revenue performance mentioned above as well as productivity savings following actions implemented under the Transformation Initiative. These savings were partially offset by SG&A expenses increasing 8.3% on a constant currency basis primarily due to the impact of acquisitions and continued investment in Developing Markets.

Expositions. Adjusted operating income was $51 million for the year ended December 31, 2008 compared to an adjusted operating income of $46 million for the year ended December 31, 2007, an increase of 10.3%, on a constant currency basis. The increase was primarily attributable to cost savings initiatives.

Corporate and Eliminations. Adjusted operating loss was $86 million for the year ended December 31, 2008 compared to an adjusted operating loss of $64 million for the year ended December 31, 2007. The increase was primarily attributable to increased spending on global product initiatives and increased share compensation expense when compared to 2007.

Liquidity and Capital Resources

Overview

As a result of the Valcon Acquisition and related financing, our contractual obligations, commitments and debt service requirements over the next several years are significant. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash. At December 31, 2009, cash and cash equivalents were $511 million and our total indebtedness was $8,658 million. In addition, we also had $671 million available for borrowing under our senior secured revolving credit facility at December 31, 2009.

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

Pursuant to our senior secured credit facilities, commencing in 2008, we are subject to making mandatory prepayments on the term loans within our senior secured credit facilities to the extent in any full calendar year we generate Excess Cash Flow (“ECF”), as defined in the credit agreement. The percentage of ECF that must be applied as a repayment is a function of several factors, including our ratio of total net debt to Covenant EBITDA (as defined below), as well other adjustments, including any voluntary term loan repayments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause, such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the lenders. In 2009 our operations realized ECF, but no mandatory repayment is required due to our making voluntary repayments in the course of the year and our year-end total net debt to Covenant EBITDA ratio. Our next ECF measurement date will occur upon completion of the 2010 results, and therefore it is uncertain at this time if we will be required to make any corresponding mandatory prepayments in early 2011.

The Transactions

In connection with the Valcon Acquisition, we entered into financing transactions consisting of (i) senior secured credit facilities consisting of seven-year $4,175 million and €800 million senior secured term loan facilities and a six-year $688 million senior secured revolving credit facility and (ii) debt securities, consisting of $650 million 10% and €150 million 9% Senior Notes due 2014 of Nielsen Finance LLC and Nielsen Finance Co., $1,070 million 12.5% Senior Subordinated Discount Notes due 2016 of Nielsen Finance LLC and Nielsen Finance Co. and €343 million 11.125% Senior Discount Notes due 2016 of The Nielsen Company B.V.

Senior Secured Credit Facilities

Our senior secured credit facilities consist of two facilities of $2,983 million and €321 million maturing in 2013 and two facilities of $1,013 million and €179 million maturing in 2016, for which total outstanding borrowings were $4,628 million at December 31, 2009. In addition, we have a six-year $688 million senior secured revolving credit facility under which we had no borrowings outstanding as at December 31, 2009. We had an aggregate of $17 million of letters of credit and bank guarantees outstanding as of December 31, 2009, which reduced our total borrowing capacity to $671 million. The senior secured revolving credit facility of Nielsen Finance LLC, The Nielsen Company (US), Inc., Nielsen Holding and Finance B.V. can be used for revolving loans, letters of credit, guarantees and for swingline loans, and is available in U.S. Dollars, Euros and certain other currencies. See the below “Use of Proceeds of Transactions and other Financing Transactions” section for further information on 2009 transactions relating to these facilities.

We are required to repay installments only on the borrowings under the two senior secured term loan facilities maturing in 2016 in quarterly principal amounts of 0.25% of their original principal amount, with the remaining amount payable on the maturity date of the term loan facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, various base rates. The applicable margin for borrowings under the senior secured credit facilities may vary based on our attaining certain leverage ratios. We pay a quarterly commitment fee of 0.5% on unused commitments under the senior secured revolving facility. The applicable commitment fee rate may vary subject to us attaining certain leverage ratios.

Our senior secured credit facilities are guaranteed by Nielsen, substantially all of our wholly owned U.S. subsidiaries and certain of our non-U.S. wholly-owned subsidiaries, and are secured by substantially all of the existing and future property and assets (other than cash) of Nielsen’s U.S. subsidiaries and by a pledge of the capital stock of the guarantors, the capital stock of Nielsen’s U.S. subsidiaries and of the guarantors, and up to 65% of the capital stock of certain of Nielsen’s non-U.S. subsidiaries. Under a separate security agreement, substantially all of the assets of Nielsen are pledged as collateral for amounts outstanding under the senior secured credit facilities.

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

Debt Securities

In August 2006, Nielsen Finance LLC and Nielsen Finance Co. (together “Nielsen Finance”), wholly-owned subsidiaries of Nielsen, issued $650 million 10% and €150 million 9% senior notes due 2014. We refer to these notes, as well as senior notes issued in 2008 and 2009, as the “Senior Notes”. The carrying values of the combined issuances of these notes were $869 million and $215 million at December 31, 2009, respectively. Interest is payable semi-annually as from February 2007. The Senior Notes are senior unsecured obligations and rank equal in right of payment to all of Nielsen Finance’s existing and future senior indebtedness.

In August 2006, Nielsen Finance also issued $1,070 million 12.5% senior subordinated discount notes due 2016 (“Senior Subordinated Discount Notes”) with a carrying amount of $885 million at December 31, 2009. Interest accretes through 2011 and is payable semi-annually commencing February 2012. The Senior Subordinated Discount Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all of Nielsen Finance’s existing and future senior indebtedness, including the Senior Notes and the senior secured credit facilities.

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

We received proceeds of €200 million ($257 million) on the issuance of the €343 million 11.125% senior discount notes due 2016 (“Senior Discount Notes”), with a carrying value of $415 million at December 31, 2009. Interest accretes through 2011 and is payable semi-annually commencing February 2012. The Senior Discount Notes are senior unsecured obligations and rank equal in right of payment to all of Nielsen’s existing and future senior indebtedness. The notes are effectively subordinated to Nielsen’s existing and future secured indebtedness to the extent of the assets securing such indebtedness and will be structurally subordinated to all obligations of Nielsen’s subsidiaries.

EMTN Program and Other Financing Arrangements

We have a Euro Medium Term Note program (“EMTN”) program in place. All debt securities and most private placements are quoted on the Luxembourg Stock Exchange. As at December 31, 2009 amounts with carrying values of $233 million of the program amount were issued and outstanding under the EMTN program. The company can no longer issue new debt under the EMTN program.

Other Financing Transactions

Subsequent to the Valcon acquisition, we entered into the following transactions in 2007:

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

•

Effective February 9, 2007, Nielsen entered into a cross-currency swap maturing February, 2010 to convert part of its Euro-denominated external debt to U.S. Dollar-denominated debt. With this transaction, a notional amount of €200 million with a 3-month Euribor based interest rate is swapped to a notional amount of $259 million with an interest rate based on 3-month USD-Libor minus a spread. No hedge designation was made for this swap.

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

•

On August 9, 2007, Nielsen completed the acquisition of Telephia, Inc. for approximately $449 million. $350 million of the purchase price was borrowed under the incremental provision of its senior secured term loan facilities which increased the total U.S. Dollar facility to $4,525 million, and the balance funded through the availability under the Company’s senior secured revolving credit facility and cash on hand.

•	During 2007, Nielsen’s net borrowing with Valcon Acquisition B.V. and Valcon Acquisition (Holding) B.V. increased by $110 million.

We entered into the following transactions in 2008:

•	In February 2008, we entered into a 2-year interest rate swap agreement which fixed the LIBOR-related portion of the interest rates for $500 million of our variable rate debt.

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

•

On April 16, 2008, we issued $220 million aggregate principal amount of 10% Senior Notes due 2014. The net proceeds of the offering were used to finance our acquisition of IAG and to pay related fees and expenses.

We entered into the following transactions in 2009:

•

In January 2009, we issued $330 million in aggregate principal amount of 11.625 % Senior Notes due 2014 at an issue price of $297 million with cash proceeds of approximately $290 million, net of fees and expenses.

•

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

•

In March 2009, we purchased and cancelled approximately GBP 101 million of our total GBP 250 million outstanding 5.625% EMTN debenture notes. This transaction was pursuant to a cash tender offer, whereby we paid, and participating note holders received, a price of £940 per £1,000 in principal amount of the notes, plus accrued interest. In conjunction with the GBP note cancellation we satisfied, and paid in cash, a portion of the remarketing settlement value associated with the cancelled notes to the two holders of a remarketing option associated with the notes. In addition, we unwound a portion of our existing GBP/Euro foreign currency swap, which was previously designated as a foreign currency cash flow hedge. We recorded a net loss of $3 million as a result of the combined elements of this transaction in March 2009 as a component of other expense, net in the consolidated statement of operations. The net cash paid for the combined elements of this transaction was approximately $197 million.

•

In March 2009, we terminated €200 million notional to $259 million notional cross-currency swap, which previously converted part of our Euro-denominated external debt to U.S. Dollar debt and received a cash settlement of approximately $2 million. No hedge designation was made for this swap and therefore all prior changes in fair value were recorded in earnings.

•

In April 2009, we issued $500 million in aggregate principal amount of 11.5% Senior Notes due 2016 at an issue price of $461 million with cash proceeds of approximately $452 million, net of fees and expenses.

•

In June 2009, we purchased and cancelled all of our remaining outstanding GBP 149 million 5.625% EMTN debenture notes. This transaction was pursuant to a cash tender offer, whereby we paid, and participating note holders received, par value for the notes, plus accrued interest. In conjunction with the GBP note cancellation, we satisfied, and paid in cash, the remarketing settlement value to two holders of the remaining portion of the remarketing option associated with the notes. In addition, we unwound the remaining portion of our existing GBP/Euro foreign currency swap, which was previously designated as a foreign currency cash flow hedge. We recorded a net loss of approximately $12 million in June 2009 as a component of other expense, net in the consolidated statement of operations as a result of the combined elements of this transaction. The net cash paid for the combined elements of this transaction was approximately $330 million.

•

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

•

In June 2009, we received the requisite consent to amend our senior secured credit facilities to permit, among other things: (i) future issuances of additional secured notes or loans, which may include, in each case, indebtedness secured on a pari passu basis with our obligations under the senior secured credit facilities, so long as (a) the net cash proceeds from any such issuance are used to prepay term loans under the senior secured credit facilities at par until $500 million of term loans have been paid, and (b) 90% of the net cash proceeds in excess of the first $500 million from any such issuance (but all of the net cash proceeds after the first $2.0 billion) are used to prepay term loans under the senior secured credit facilities at par; and (ii) allow us to agree with lenders to extend the maturity of their term loans and revolving commitments and for us to pay increased interest rates or otherwise modify the terms of their loans in connection with such an extension (subject to certain limitations, including mandatory increases of interest rates under certain circumstances) (collectively, the “Amendment”). In connection with the Amendment, we extended the maturity of $1.26 billion of existing term loans from August 9, 2013 to May 1, 2016. The interest rate margins of term loans that were extended were increased to 3.75%. The Amendment and the subsequent extension of maturity of a portion of the existing term loans is considered a modification of our existing obligations and has been reflected as such in the consolidated financial statements. We recorded a charge of approximately $4 million in June 2009 as a component of other expense, net in the consolidated statement of operations primarily relating to the write-off of previously deferred debt issuance costs as a result of this modification.

•	In December 2009, we elected to permanently repay $75 million of our existing term loans due August 2013.

As a result of the transactions described above, we are highly leveraged and our debt service requirements are significant. At December 31, 2009 and 2008, we had $8,658 and $8,494 million in aggregate indebtedness, respectively. Our cash interest paid for the years ended December 31, 2009, 2008 and 2007 was $495, $494 million and $533 million, respectively.

Cash Flows 2009 versus 2008

At December 31, 2009, cash and cash equivalents were $511 million, an increase of $45 million from December 31, 2008. Our total indebtedness was $8,658 million. In addition, we also had $671 million available for borrowing under our senior secured revolving credit facility at December 31, 2009.

Operating activities. Net cash provided by operating activities was $515 million for the year ended December 31, 2009, compared to $316 million for the year ended December 31, 2008. The primary drivers for the increase in cash flows from operating activities were growth in operating income excluding the impact of non-cash depreciation, amortization and impairment charges and improved collections on trade receivables. These benefits were offset slightly by an increase in tax payments.

Investing activities. Net cash used in investing activities was $227 million for the year ended December 31, 2009, compared to $591 million for the year ended December 31, 2008. The lower net cash usage was primarily driven by lower acquisition payments as a result of our acquisition of IAG in May 2008 as well as lower capital expenditures and proceeds from the sale of divestitures in 2009, primarily resulting from the sale of the media properties within our Publications operating segment in December 2009.

Financing activities. For the year ended December 31, 2009, we had net cash used in financing activities of $271 million as compared to net cash provided by financing activities of $370 million for the year ended December 31, 2008. The comparative use of cash was mainly driven by our repayments of $295 million on our revolving credit facility in 2009 as compared to net borrowings of $285 million in 2008 as well as the results of the financing transactions described above under the “Use of Proceeds of Transactions and other Financing Transactions” section above.

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

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $282 million, $370 million and $266 million in 2009, 2008 and 2007, respectively. The most significant expenditures in 2009, 2008, and 2007 were the investment in the data factory systems in U.S. and Europe and NMR U.S.’s rollout of the LPM, active/passive Meter and the expansion of the National People Meter. The decrease in capital spending in 2009 versus 2008 was due to a reduction in LPM spending as well as the completion of other key investments in 2008.

Covenant EBITDA

Our senior secured credit facility contains a covenant that requires our wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries, to maintain a maximum ratio of consolidated total net debt, excluding Nielsen net debt, to Covenant EBITDA, calculated for the trailing four quarters (as determined under our senior secured credit facility). For test periods commencing:

(1)	between January 1, 2008 and September 30, 2008, the maximum ratio was 9.5 to 1.0;

(2)	between October 1, 2008 and September 30, 2009, the maximum ratio was 8.75 to 1.0;

(3)	between October 1, 2009 and September 30, 2010, the maximum ratio is 8.0 to 1.0;

(4)	between October 1, 2010 and September 30, 2011, the maximum ratio is 7.5 to 1.0;

(5)	between October 1, 2011 and September 30, 2012, the maximum ratio is 7.0 to 1.0; and,

(6)	after October 1, 2012, the maximum ratio is 6.25 to 1.0.

In addition, our senior secured credit facility contains a covenant that requires Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a minimum ratio of Covenant EBITDA to Consolidated Interest Expense, including Nielsen interest expense, calculated for the trailing four quarters (as determined under our senior secured credit facility). For test periods commencing:

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

Failure to comply with either of these covenants would result in an event of default under our senior secured credit facility unless waived by our senior credit lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our senior secured credit facility and these covenants are material to us. As of December 31, 2009, we were in compliance with the covenants described above.

The ratio of total net debt to Covenant EBITDA also determines the applicable borrowing margin under our senior secured revolving credit facility, as well as associated unused commitment fees. We also measure the ratio of secured net debt to Covenant EBITDA, as it impacts the applicable borrowing margin under our senior secured term loans due 2013. During periods when the ratio is less than 4.25, the applicable margin is 25 basis points lower than it would be otherwise.

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

The following is a reconciliation of our loss from continuing operations, for the three and twelve months ended December 31, 2009, to Covenant EBITDA as defined above under our senior secured credit facilities:

	Covenant EBITDA (unaudited)
(IN MILLIONS)	Three months ended December 31, 2009	Twelve months ended December 31, 2009
Income/(loss) from continuing operations	$53	$(427)
Interest expense, net	163	637
Benefit for income taxes	(79)	(195)
Depreciation and amortization	148	557

EBITDA	285	572
Non-cash charges(1)	6	536
Unusual or non-recurring items(2)	33	106
Restructuring charges and business optimization costs (3)	58	72
Sponsor monitoring fees(4)	3	12
Other(5)	–	31

Covenant EBITDA	$385	$1,329

Credit Statistics:
Current portion of long term debt, capital lease obligation and other short-term borrowings		$110
Non-current portion of long-term debt and capital lease and other obligations		8,548

Total debt		8,658

Cash and cash equivalents		511
Less: Additional deduction per credit agreement		(10)
Less: Cash and cash equivalents of unrestricted subsidiaries		(6)

Cash and cash equivalents excluding cash of unrestricted subsidiaries/deduction		495

Net debt, including Nielsen net debt(6)		8,163
Less: Unsecured debenture loans		(3,381)
Less: Other unsecured net debt		(1)

Secured net debt(7)		$4,781

Net debt, excluding $413 million (at December 31, 2009) of Nielsen net debt(8)		$7,750
Ratio of secured net debt to Covenant EBITDA		3.60
Ratio of net debt (excluding Nielsen net debt) to Covenant EBITDA(9)		5.83
Consolidated interest expense, including Nielsen interest expense(10)		533
Ratio of Covenant EBITDA to Consolidated Interest Expense, including Nielsen interest expense		2.49

(1)	Consists of non-cash items that are permitted adjustments in calculating covenant compliance under the senior secured credit facility, primarily goodwill and intangible asset impairment and share-based compensation.

(2)	Unusual or non-recurring items include (amounts in millions):

	Three months ended December 31, 2009	Twelve months ended December 31, 2009
Currency exchange rate differences on financial transactions and other gains(a)	$18	$19
Loss on Derivative Instruments	6	60
Duplicative running costs(b)	2	11
U.S. Listing/Consulting Fees Costs	3	4
Other(c)	4	12

Total	$33	$106

(a)	Represents foreign exchange gains or losses on revaluation of external debt and intercompany loans and other non-operating gains or losses.

(b)	Represents the costs incurred in Europe as a result of the parallel running of data factory systems expected to be eliminated. Also includes duplicative Transformation Initiative running costs.

(c)	Includes other unusual or non-recurring items that are required or permitted adjustments in calculating covenant compliance under the senior secured credit facility.

(3)	Restructuring charges and business optimization costs (including costs associated with the Transformation Initiative), severance and relocation costs.

(4)	Represents the annual Sponsor monitoring fees.

(5)	These adjustments include the pro forma EBITDA impact of businesses that were acquired during the last twelve months, loss on sale of fixed assets, subsidiaries and affiliates, dividends received from affiliates, equity in net loss of affiliates, and the exclusion of Covenant EBITDA attributable to unrestricted subsidiaries.

(6)	Net debt, including Nielsen net debt, is not a defined term under GAAP. Net debt is calculated as total debt less cash and cash equivalents at December 31, 2009 excluding a contractual $10 million threshold and cash and cash equivalents of unrestricted subsidiaries of $6 million.

(7)	The net secured debt is the consolidated total net debt that is secured by a lien on any assets or property of a loan party or a restricted subsidiary.

(8)	Net debt, as defined, excluding $413 million of Nielsen net debt, is not a defined term under GAAP. Nielsen and our unrestricted subsidiaries are not subject to the restrictive covenants contained in the senior secured credit facility, and Nielsen’s Senior Discount Notes are not considered obligations of any of Nielsen’s subsidiaries. Therefore, these notes will not be taken into account when calculating the ratios under the senior secured credit facility.

(9)	For the reasons discussed in footnote (8) above, the ratio of net debt (excluding Nielsen’s Senior Discount Notes) to Covenant EBITDA presented above does not include $413 million of Nielsen net indebtedness.

(10)

Consolidated interest expense is not a defined term under GAAP. Consolidated interest expense for any period is defined in our senior secured credit facility as the sum of (i) the cash interest expense of Nielsen Holding and Finance B.V. and its subsidiaries with respect to all outstanding indebtedness, including all commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance and net costs under swap contracts, net of cash interest income, and (ii) any cash payments in respect of the accretion or accrual of discounted liabilities during such period related to borrowed money (with a maturity of more than one year) that were amortized or accrued in a previous period, excluding, in each case, however, among other things, the amortization of deferred financing costs and any other amounts of non-cash interest, the accretion or accrual of discounted liabilities during such period, commissions, discounts, yield and other fees and charges incurred in connection with certain permitted receivables financing and all non-recurring cash interest expense consisting of liquidated damages for failure to timely comply with registration rights obligations and financing fees. Consolidated interest expense, including Nielsen interest expense, is calculated as total consolidated interest expense for the four consecutive fiscal quarter periods ended on December 31, 2009, including $29 million of interest expense of Nielsen as follows:

(IN MILLIONS)
Cash Interest Expense	$495
Less: Cash Interest Income	7

Net Cash Interest Expense for the twelve months ended December 31, 2009	488
Plus: Pro Forma impact for acquisitions, divestitures and debt issuance and retirement	45

Pro Forma Cash Interest Expense for the twelve months ended December 31, 2009	$533

See “—Liquidity and Capital Resources” for further information on our indebtedness and covenants.

Effect of Discontinued Operations on Historical Covenant EBITDA

Under our senior secured credit facility, Covenant EBITDA related to any business classified as discontinued operations shall be excluded from the calculation in determining the Total Leverage Ratio and the Interest Coverage Ratio. As all prior periods have been restated to reflect the discontinued Publications portion of Business Media, quarterly Covenant EBITDA has been restated accordingly.

	Covenant EBITDA
	Three Months Ended				LTM
(in Millions)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	December 31, 2009
Income/(loss) from continuing operations	$7	$(9)	$(478)	$53	$(427)
Interest expense, net	159	149	166	163	637
Provision/(benefit) for income taxes	2	(29)	(89)	(79)	(195)
Depreciation and amortization	130	136	143	148	557

EBITDA	298	247	(258)	285	572
Non-cash charges	3	(6)	533	6	536
Unusual or non-recurring items	(48)	72	49	33	106
Restructuring charges and business optimization costs	8	8	(2)	58	72
Sponsor monitoring fee	3	3	3	3	12
Other	(4)	(7)	42	–	31

Covenant EBITDA accounting for discontinued operations	$260	$317	$367	$385	$1,329

Covenant EBITDA reported(1)	$257	$334	$357

(1)	As reported numbers for each of the three months periods ended March, June and September 2009 exclude the effect of discontinued operations.

Transactions with Sponsors and Other Related Parties

We recorded $12 million, $11 million and $11 million in selling, general and administrative expenses related to Sponsor management fees, travel and consulting for the years ended December 31, 2009, 2008 and 2007, respectively.

A portion of the borrowings under the senior secured credit facility have been sold to certain of the Sponsors at terms consistent with third party borrowers. Amounts held by the Sponsors were $554 million and $445 million as of December 31, 2009 and 2008, respectively. Interest expense associated with amounts held by the

Sponsors approximated $16 million, $22 million and $28 million during the years ended December 31, 2009, 2008 and 2007, respectively. The Sponsors, their subsidiaries, affiliates and controlling stockholders may, from time to time, depending on market conditions, seek to purchase debt securities issued by Nielsen or its subsidiaries or affiliates in open market or privately negotiated transactions or by other means. Nielsen makes no undertaking to disclose any such transactions except as may be required by applicable laws and regulations.

At December 31, 2009 and 2008, short-term debt included $3 million and $2 million payable to Dutch Holdco, respectively. We recorded zero, $2 million and $4 million in interest expense from loans with related parties for the year ended December 31, 2009, 2008 and 2007, respectively.

Equity Healthcare LLC

Effective January 1, 2009, we entered into an employer health program arrangement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting and oversight by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms from providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. Equity Healthcare is an affiliate of The Blackstone Group, one of our Sponsors.

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to us, we pay Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of December 31, 2009, we had approximately 8,000 employees enrolled in our self-insured health benefit plans in the United States. Equity Healthcare may also receive a fee (“Health Plan Fees”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds.

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

At December 31, 2009, the minimum annual payments under these agreements and other contracts that had initial or remaining non-cancelable terms in excess of one year are as listed in the following table:

	Payments due by period
(IN MILLIONS)	TOTAL	2010	2011	2012	2013	2014	AFTER 2014
Capital lease obligations and other debt(a)	$236	$34	$19	$19	$19	$15	$130
Operating leases(b)	397	92	74	63	47	41	80
Other contractual obligations(c)	908	331	220	219	132	4	2
Short-term and long-term debt(a)	8,512	88	57	128	3,381	1,397	3,461
Interest(d)	3,114	481	430	576	533	463	631
Pension fund obligations(e)	28	28	—	—	—	—	—

Total	$13,195	$1,054	$800	$1,005	$4,112	$1,920	$4,304

(a)	Our short-term and long-term debt obligations, including capital lease and other financing obligations, are described in Note 10 to the consolidated financial statements “Long-Term Debt and Other Financing Arrangements.” Other debt includes bank overdrafts of $15 million due within one year.

(b)	Our operating lease obligations are described in Note 15 to the consolidated financial statements “Commitments and Contingencies.”

(c)	Other contractual obligations represent obligations under agreement, which are not unilaterally cancelable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing. Our remaining commitments under the outsourced services agreements with TCS have been included above on an estimated basis over the years within the contractual period in which we expect to satisfy our obligations.

(d)	Interest payments consist of interest on both fixed-rate and variable-rate debt. See Note 10 to the consolidated financial statements, “Long-Term Debt and Other Financing Arrangements.”

(e)	Our contributions to pension and other post-retirement defined benefit plans were $44 million, $48 million and $31 million during 2009, 2008 and 2007, respectively. Future pension and other post-retirement benefits contributions are not determinable for time periods after 2010. See Note 9 to the consolidated financial statements, “Pensions and Other Post-Retirement Benefits”, for a discussion on plan obligations.

Guarantees and Other Contingent Commitments

At December 31, 2009, we were committed under the following significant guarantee arrangements:

Sub-lease guarantees

We provide sub-lease guarantees in accordance with certain agreements pursuant to which we guarantee all rental payments upon default of rental payment by the sub-lessee. To date, we have not been required to perform under such arrangements, and do not anticipate making any significant payments related to such guarantees and, accordingly, no amounts have been recorded.

Letters of credit and bank guarantees

Letters of credit and bank guarantees issued and outstanding amount to $17 million at December 31, 2009.

Legal Proceedings and Contingencies

In addition to the legal proceedings described below and in Note 15 to the consolidated financial statements, “Commitments and Contingencies,” we are presently a party to certain lawsuits arising in the ordinary course of our business. We believe that none of our current legal proceedings will have a material adverse effect on our business, results of operations or financial condition.

D&B Legacy Tax Matters

In November 1996, D&B, then known as The Dun & Bradstreet Corporation (“Old D&B”) separated into three public companies by spinning off the A.C. Nielsen Company (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Spin-Off”).

In June 1998, Old D&B changed its name to R.H. Donnelley Corporation (“Donnelley”) and spun-off The Dun & Bradstreet Corporation (“New D&B”) (the “D&B Spin”), and Cognizant changed its name to Nielsen Media Research, Inc. (“NMR”), now part of Nielsen, and spun-off IMS Health (the “Cognizant Spin”). In September 2000, New D&B changed its name to Moody’s Corporation (“Moody’s”) and spun-off a company now called The Dun & Bradstreet Corporation (“Current D&B”) (the “Moody’s spin”). In November 1999, Nielsen acquired NMR and in 2001, Nielsen acquired ACNielsen.

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

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida on April 30, 2009. The lawsuit alleges that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. After briefing and a hearing, by order dated August 28, 2009, the court granted our motion to dismiss the complaint, with leave to amend the complaint. Sunbeam subsequently filed an amended complaint restating the same claims as contained in the original complaint; by order dated January 11, 2010, the court granted our motion to dismiss the federal and state antitrust claims, as well as the state unfair trade practices claim, with leave to amend those claims, and denied Nielsen’s motion to dismiss the breach of contract claim. Sunbeam subsequently filed a second amended complaint and, in lieu of answering, we have moved to dismiss the state and federal antitrust claims, as well as the state unfair trade practices claim, contained in the second amended complaint; Sunbeam has not yet responded to our motion. We continue to believe this lawsuit is without merit and intends to defend it vigorously.

Off-Balance Sheet Arrangements

Except as disclosed above, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditure or capital resources.

Summary of Recent Accounting Pronouncements

Accounting Standards Codification

The Financial Accounting Standards Board (“FASB”) has issued FASB Statement No. 168, The “FASB Accounting Standards Codification™” and the Hierarchy of Generally Accepted Accounting Principles (codified as ASC 105). ASC 105 establishes the FASB Accounting Standards Codification™ (Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP was not changed as a result of the FASB’s Codification project, but the way the guidance is organized and presented has changed. As a result, these changes impact how companies now reference GAAP in their financial statements and in their accounting policies for financial statements. We have begun the process of implementing the Codification in this annual report by providing references to the Codification topics alongside references to the existing standards. The adoption did not have an impact on our consolidated financial statements as of December 31, 2009 or for the year then ended.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, a replacement of SFAS 141 (codified as ASC 805). ASC 805 was effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. ASC 805 provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the prior step acquisition model was eliminated. Additionally, ASC 805 changed prior practice, in part, as follows: (i) contingent consideration arrangements are fair valued at the acquisition date and included on that basis in the purchase price consideration; (ii) transaction costs are expensed as incurred, rather than capitalized as part of the purchase price; (iii) pre-acquisition contingencies, such as those relating to legal matters, are generally accounted for in purchase accounting at fair value; (iv) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (codified as ASC 420) have to be met at the acquisition date; and (v) changes to valuation allowances for deferred income tax assets and adjustments to unrecognized tax benefits generally are recognized as adjustments to income tax expense rather than goodwill. We adopted the provisions of ASC 805 effective January 1, 2009 and such adoption did not have a material impact on our consolidated financial statements as of December 31, 2009 and for the year then ended. However, the provisions of ASC 805 will impact our accounting for adjustments after January 1, 2009 to uncertain tax benefits associated with business combinations.

Fair Value Measurements

In February 2008, the FASB delayed the effective date of SFAS No. 157, “Fair Value Measurements” (codified as ASC 820) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, effective January 1, 2009, the Company adopted ASC 820 for non-financial assets and non-financial liabilities. The adoption of ASC 820 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our consolidated financial statements as of December 31, 2009 and for the year then ended. The additional disclosures required by this statement are included in Note 7 – “Fair Value Measurements”.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (codified as ASC 825-10-65-1). This standard requires interim disclosures regarding the fair values of financial instruments as well as the methods and significant assumptions, including any changes thereto from prior periods, used to estimate the fair value of financial instruments on an interim basis. This standard does not change the accounting for these financial instruments and therefore the adoption, effective April 1, 2009, had no impact on our consolidated financial statements as of December 31, 2009 and for the year then ended. The additional disclosures required by this statement are included in Note 8 – “Long-term Debt and Other Financing Arrangements”.

Derivative Instruments Disclosures

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (codified as ASC 815-10-65-1). This standard enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (codified as ASC 815-10); and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this standard, effective January 1, 2009, had no impact on our consolidated financial statements as of December 31, 2009 and for the year then ended. The additional disclosures required by this statement are included in Note 7 – “Fair Value Measurements”.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (codified as ASC 855). ASC 855 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. ASC 855 became effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements. We have evaluated events occurring subsequent to December 31, 2009 for potential recognition or disclosure in the consolidated financial statements through February 25, 2010 and have concluded that there were no subsequent events that required recognition or disclosure.

Noncontrolling Interests and Changes in the Consolidation Model for Variable Interest Entities

Effective January 1, 2009, we adopted and retrospectively applied SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51,” (codified as ASC 810-10-65-1). This statement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10-65-1 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (as codified in ASC 810—Consolidation). ASC 810 amends the consolidation guidance applicable to variable interest entities (“VIE”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIE’s. ASC 810 is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of ASC 810 on our consolidated financial position and results of operations.

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

Foreign Currency Exchange Rate Risk

We operate globally, deriving approximately 47% of revenues for the year ended December 31, 2009 in currencies other than the U.S. Dollar. We predominantly generate revenue and expenses in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure.

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

The table below details the percentage of revenues and expenses by currency for the year ended December 31, 2009:

	U.S. Dollars	Euro	Other Currencies
Revenues	53%	16%	31%
Operating costs	59%	15%	26%

Based on the year ended December 31, 2009, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $5 million annually, with an immaterial impact on operating income.

We have operations in both our Watch and Buy segments in Venezuela and our functional currency for these operations is the Venezuelan bolivares fuertes. Venezuela’s currency will be considered hyperinflationary as of January 1, 2010 and further, in January 2010, Venezuela’s currency was devalued and a new currency exchange rate system was announced. We have evaluated the new exchange rate system and have concluded that our local currency transactions will be denominated in US dollars using an exchange rate of 4.30 Venezuelan bolivars fuertes per US dollar. We do not expect the immediate effect of this devaluation to have a significant impact on our first quarter 2010 results of operations. Going forward, however, this devaluation will result in a reduction in the US dollar reported amount of local currency denominated revenues and expenses. We currently do not expect this reduction to materially impact our consolidated financial statements in 2010.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At December 31, 2009, we had $4,772 million in carrying value of floating-rate debt under our senior secured credit facilities and our EMTN floating rate notes. A one percentage point increase in these floating rates would increase our annual interest expense by approximately $48 million. Recent developments in the U.S. and global financial markets have resulted in adjustments to our tolerable exposures to interest rate risk. In February 2009, we modified the reset interest rate underlying our $4,525 million senior secured term loan in order to achieve additional economic interest benefit and, as a result, all existing floating-to-fixed interest rate swap derivative financial instruments became ineffective. All changes in fair value of the affected interest rate swaps are reflected as a component of derivative gains and losses within our consolidated statement of operations.

In addition, in February 2009, we entered into two three-year forward interest rate swap agreements with starting dates of November 9, 2009. These agreements fix the LIBOR-related portion of interest rates for $500 million of our variable-rate debt at an average rate of 2.47%. The commencement date of the interest rate swaps coincided with the $1 billion notional amount interest rate swap that matured on November 9, 2009. These derivative instruments have been designated as interest rate cash flow hedges.

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

The Nielsen Company B.V.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and has performed an evaluation of the effectiveness of our internals control over financial reporting as of December 31, 2009, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2009.

The Company’s financial statements included in this annual report on Form 10-K have been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP has also provided an attestation report on the Company’s internal control over financial reporting. Their reports follow.

/s/ David L. Calhoun	/s/ Brian West
David L. Calhoun	Brian West
Chief Executive Officer	Chief Financial Officer

February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Supervisory Board and Shareholders

The Nielsen Company B.V.

We have audited The Nielsen Company B.V.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Nielsen Company B.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Nielsen Company B.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Nielsen Company B.V. as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and changes in equity and accumulated other comprehensive income for each of the three years in the period ended December 31, 2009 of The Nielsen Company B.V. and our report dated February 25, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders

The Nielsen Company B.V.

We have audited the accompanying consolidated balance sheets of The Nielsen Company B.V. as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and changes in equity and accumulated other comprehensive income for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Nielsen Company B.V. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, The Nielsen Company B.V. changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009 and retrospectively adjusted for a change in the method of accounting for noncontrolling interests with the adoption of the guidance originally issued in FASB Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51, (codified in FASB ASC Topic 810-10-65-1, Consolidation).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Nielsen Company B.V.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 25, 2010

The Nielsen Company B.V.

Consolidated Statements of Operations

	Year Ended December 31,
(IN MILLIONS)	2009	2008	2007
Revenues	$4,808	$4,806	$4,458

Cost of revenues, exclusive of depreciation and amortization shown separately below	2,023	2,057	1,992
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,523	1,615	1,506
Depreciation and amortization	557	499	451
Impairment of goodwill and intangible assets	527	96	—
Restructuring costs	62	118	133

Operating income	116	421	376

Interest income	7	17	30
Interest expense	(644)	(617)	(622)
(Loss)/gain on derivative instruments	(60)	(15)	40
Foreign currency exchange transaction (losses)/gains, net	(2)	22	(105)
Other (expense)/income, net	(17)	(12)	1

Loss from continuing operations before income taxes and equity in net (loss)/income of affiliates	(600)	(184)	(280)
Benefit/(provision) for income taxes	195	(36)	(12)
Equity in net (loss)/income of affiliates	(22)	(7)	2

Loss from continuing operations	(427)	(227)	(290)
(Loss)/income from discontinued operations, net of tax	(61)	(275)	10

Net loss	(488)	(502)	(280)
Net income attributable to noncontrolling interests	2	—	—

Net loss attributable to The Nielsen Company B.V.	$(490)	$(502)	$(280)

The accompanying notes are an integral part of these consolidated financial statements.

The Nielsen Company B.V.

Consolidated Balance Sheets

	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2009	2008
Assets:
Current assets
Cash and cash equivalents	$511	$466
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $31 and $33 as of December 31, 2009 and December 31, 2008, respectively	936	958
Prepaid expenses and other current assets	195	189

Total current assets	1,642	1,613
Non-current assets
Property, plant and equipment, net	593	603
Goodwill	7,056	7,185
Other intangible assets, net	4,757	5,070
Deferred tax assets	48	43
Other non-current assets	493	568

Total assets	$14,589	$15,082

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$999	$1,019
Deferred revenues	435	438
Income tax liabilities	82	138
Current portion of long-term debt, capital lease obligations and short-term borrowings	110	421

Total current liabilities	1,626	2,016

Non-current liabilities
Long-term debt and capital lease obligations	8,548	8,073
Deferred tax liabilities	1,065	1,316
Other non-current liabilities	551	786

Total liabilities	11,790	12,191

Commitments and contingencies (Note 15)
Equity:
Shareholders’ equity
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at December 31, 2009 and 2008	58	58
Additional paid-in capital	4,353	4,342
Accumulated deficit	(1,585)	(1,095)
Accumulated other comprehensive loss, net of income taxes	(42)	(431)

Total shareholders’ equity	2,785	2,875
Noncontrolling interests	14	16

Total equity	2,799	2,891

Total liabilities and equity	$14,589	$15,082

The accompanying notes are an integral part of these consolidated financial statements.

The Nielsen Company B.V.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(IN MILLIONS)	2009	2008	2007
Operating Activities
Net loss	$(488)	$(502)	$(280)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based payments expense	14	18	52
Loss/(gain) on sale of discontinued operations, net of tax	14	(19)	(17)
Deferred income taxes	(302)	(126)	(48)
Currency exchange rate differences on financial transactions and other (gains)/losses	23	(8)	103
Loss/(gain) on derivative instruments	60	15	(40)
Equity in net loss/(income) from affiliates, net of dividends received	33	18	6
Depreciation and amortization	562	504	457
Impairment of goodwill and intangible assets	582	432	—
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	40	(68)	(115)
Prepaid expenses and other current assets	(23)	(7)	6
Accounts payable and other current liabilities and deferred revenues	(96)	(131)	49
Other non-current liabilities	(4)	2	(14)
Interest receivable	—	4	(1)
Interest payable	149	145	115
Income taxes payable	(49)	39	(33)

Net cash provided by operating activities	515	316	240

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(50)	(238)	(832)
Proceeds from sale of subsidiaries and affiliates, net	84	23	440
Additions to property, plant and equipment and other assets	(139)	(224)	(154)
Additions to intangible assets	(143)	(146)	(112)
Purchases of marketable securities	—	—	(75)
Sale and maturities of marketable securities	—	—	210
Other investing activities	21	(6)	6

Net cash used in investing activities	(227)	(591)	(517)

Financing Activities
Net (repayments)/borrowings from revolving credit facility	(295)	285	10
Proceeds from issuances of debt, net of issuance costs of $47	1,223	217	451
Repayment of debt	(976)	(184)	(378)
Decrease in other short-term borrowings	(49)	(13)	(69)
Stock activity of subsidiaries, net	(3)	(2)	—
Valcon capital (return)/contribution	(1)	79	—
Activity under stock plans	—	(1)	(10)
Settlement of derivatives and other financing activities	(170)	(11)	(4)

Net cash provided (used in)/provided by financing activities	(271)	370	—

Effect of exchange-rate changes on cash and cash equivalents	28	(28)	45

Net increase/(decrease) in cash and cash equivalents	45	67	(232)

Cash and cash equivalents at beginning of period	466	399	631

Cash and cash equivalents at end of period	$511	$466	$399

Supplemental Cash Flow Information
Cash paid for income taxes	$(139)	$(91)	$(99)
Cash paid for interest, net of amounts capitalized	$(495)	$(494)	$(533)

The accompanying notes are an integral part of these consolidated financial statements.

The Nielsen Company B.V.

Consolidated Statements of Changes in Equity and Accumulated Other Comprehensive Income

(IN MILLIONS)	Total Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss), Net				Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
					Currency Translation Adjustments	Net Unrealized Gains/ (Losses) on Securities	Net Unrealized Gain/ (Loss) on Cash Flow Hedges	Post Employment Adjustments
Balance, December 31, 2006	$1	$58	$4,122	$(313)	$37	$1	$9	$(1)	$3,914	$105	$4,019

Comprehensive income/(loss):
Net loss				(280)					(280)		(280)
Other comprehensive income:
Currency translation adjustments, net of tax of $(38)					281				281		281
Unrealized gain on pension liability, net of tax of $(15)								40	40		40
Unrealized gain on available-for-sale securities						(5)			(5)		(5)
Cash flow hedges, net of tax of $32							(51)		(51)		(51)

Total other comprehensive income									265	—	265

Total comprehensive loss									(15)	—	(15)
Acquisition of noncontrolling interest in consolidated subsidiaries										(101)	(101)
Options issued in business acquisitions			6						6		6
Share-based payments expense			52						52		52

Balance, December 31, 2007	$1	$58	$4,180	$(593)	$318	$(4)	$(42)	$39	$3,957	$4	$3,961

(IN MILLIONS)	Total Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss), Net				Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
					Currency Translation Adjustments	Net Unrealized Gains/ (Losses) on Securities	Net Unrealized Gain/ (Loss) on Cash Flow Hedges	Post Employment Adjustments
Balance, December 31, 2007	$1	$58	$4,180	$(593)	$318	$(4)	$(42)	$39	$3,957	$4	$3,961

Comprehensive income/(loss):
Net loss				(502)					(502)		(502)
Other comprehensive income:
Currency translation adjustments, net of tax of $11					(564)				(564)	1	(563)
Unrealized loss on pension liability, net of tax of $49								(143)	(143)		(143)
Realized loss on available-for-sale securities						4			4		4
Cash flow hedges, net of tax of $29							(39)		(39)		(39)

Total other comprehensive loss									(742)	1	(741)

Total comprehensive loss									(1,244)	1	(1,243)
Noncontrolling interests acquired in business combination										11	11
Valcon Capital Contribution			79						79		79
Valcon noncontrolling interest Squeeze-out			65						65		65
Activity under stock plans			(1)						(1)		(1)
Options issued in business acquisitions			1						1		1
Share-based payments expense			18						18		18

Balance, December 31, 2008	$1	$58	$4,342	$(1,095)	$(246)	$—	$(81)	$(104)	$2,875	$16	$2,891

(IN MILLIONS)	Total Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss), Net				Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
					Currency Translation Adjustments	Net Unrealized Gains/ (Losses) on Securities	Net Unrealized Gain/ (Loss) on Cash Flow Hedges	Post Employment Adjustments
Balance, December 31, 2008	$1	$58	$4,342	$(1,095)	$(246)	$—	$(81)	$(104)	$2,875	$16	$2,891

Comprehensive income/(loss):
Net loss				(490)					(490)	2	(488)
Other comprehensive income:
Currency translation adjustments, net of tax of $(2)					332				332	1	333
Unrealized gain on pension liability, net of tax								23	23		23
Cash flow hedges, net of tax of $(33)							34		34		34

Total other comprehensive income									389	1	390

Total comprehensive (loss)/income									(101)	3	(98)
Noncontrolling interests acquired in business combination										(2)	(2)
Dividends paid to noncontrolling interests										(3)	(3)
Valcon capital (return)/contribution			(1)						(1)		(1)
Share-based payments expense			12						12		12

Balance, December 31, 2009	$1	$58	$4,353	$(1,585)	$86	$—	$(47)	$(81)	$2,785	$14	$2,799

The accompanying notes are an integral part of these consolidated financial statements.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements

1. Description of Business, Basis of Presentation and Significant Accounting Policies

The Nielsen Company B.V. (the “Company” or “Nielsen”) is a global information and measurement company with leading market positions and recognized brands. Nielsen is organized into three segments: What Consumers Buy (“Buy”), What Consumers Watch (“Watch”) and Expositions. Nielsen has a presence in approximately 100 countries, with its headquarters located in Diemen, the Netherlands and New York, USA. See Note 16 to the consolidated financial statements—“Segments” for a discussion of the Company’s reportable segments.

On May 24, 2006, Nielsen was acquired through a tender offer to shareholders by Valcon Acquisition B.V. (“Valcon”), an entity formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, the “Sponsors”). Valcon’s cumulative purchases totaled 99.4% of Nielsen’s outstanding common shares as of December 31, 2007. In May 2008, Valcon acquired the remaining Nielsen common shares through a statutory squeeze-out procedure pursuant to Dutch legal and regulatory requirements and therefore currently holds 100% of the Company’s outstanding common shares. Valcon also acquired 100% of the preferred B shares which were subsequently canceled during 2006. The common and preferred shares were delisted from the NYSE Euronext on July 11, 2006.

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€“). The consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. Certain reclassifications have been made to the prior period amounts to conform to the current period presentation. The Company’s consolidated statements of cash flows do not reflect the presentation of the Publications operating segment as a discontinued operation. Supplemental cash flows from discontinued operations are presented in Note 4 to the consolidated financial statements—“Business Divestitures”.

The Company has evaluated events occurring subsequent to December 31, 2009 for potential recognition or disclosure in the consolidated financial statements through February 25, 2010 and concluded that there were no subsequent events that required recognition or disclosure.

Consolidation

The consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The equity method of accounting is used for investments in affiliates and joint ventures where Nielsen has significant influence but not control, usually supported by a shareholding of between 20% and 50% of the voting rights. Investments in which Nielsen owns less than 20% are accounted for either as available-for-sale securities if the shares are publicly traded or as cost method investments. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. Prior to January 1, 2008, certain of the Company’s subsidiaries outside the United States and Canada were included in the consolidated financial statements on the basis of fiscal years ending November 30th in order to facilitate a timely consolidation. This one-month reporting lag was eliminated during the first quarter of 2008 as it was no longer required to achieve a timely consolidation. The elimination of this previously existing reporting lag is considered a change in accounting principle; however, the Company has not retrospectively applied the change in accounting since its impact to the consolidated balance sheets and related statements of operations and cash flows was immaterial for all periods.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

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

Investments

Investments include available-for-sale securities carried at fair value, or at cost if not publicly traded, investments in affiliates, and a trading asset portfolio maintained to generate returns to offset changes in certain liabilities related to deferred compensation arrangements. For the available-for-sale securities, any unrealized holding gains and losses, net of deferred income taxes, are excluded from operating results and are recognized in shareholders’ equity as a component of accumulated other comprehensive income/(loss) until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. Nielsen determined that the decline in value of an investment in a publicly listed company and accounted for as an available-for-sale security was other than temporary and therefore recognized losses of $4 million and $12 million as a component of other (expense)/income in the consolidated financial statements as of December 31, 2009 and 2008, respectively. Of the loss in 2008, $4 million was unrealized as of December 31, 2007 and included as a component of accumulated other comprehensive income/(loss).

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

In addition, the Company has accounts receivable that are not collateralized. The Buy and Watch segments service high quality clients dispersed across many geographic areas and the customer base within the Expositions segment consists of a large number of diverse customers. The Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends in determining the allowance for doubtful accounts.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Derivative Financial Instruments / Hedge Accounting

Nielsen uses derivative instruments principally to manage the risk associated with movements in foreign currency exchange rates and the risk that changes in interest rates will affect the fair value or cash flows of its debt obligations.

To qualify for hedge accounting, the hedging relationship must meet several conditions with respect to documentation, probability of occurrence, hedge effectiveness and reliability of measurement. Nielsen documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions as well as the hedge effectiveness assessment, both at the hedge inception and on an ongoing basis.

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

As discussed further below (See Note 5, “Goodwill and Other Intangible Assets”) Nielsen’s operating results for the year ended December 31, 2009 and 2008 include aggregate goodwill impairment charges of $282 and $96 million, respectively. The Company also recorded goodwill impairment charges of $55 million and $336

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

million for the years ended December 31, 2009 and 2008, respectively, relating to its Publications operating segment, which has been accounted for as a discontinued operation. There was no impairment noted in 2009 and 2008 with respect to the Company’s indefinite lived intangible assets. The tests for 2007 confirmed that the fair value of Nielsen’s reporting units and indefinite lived intangible assets exceeded their respective carrying amounts and that no impairment was required.

Software and Other Amortized Intangible Assets

Intangible assets with finite lives are stated at historical cost, less accumulated amortization and impairment losses. These intangible assets are amortized on a straight-line basis over the following estimated useful lives, which are reviewed annually:

		Weighted Average
Trade names and trademarks (with finite lives)	5 - 20 years	18
Customer-related intangibles	6 - 25 years	22
Covenants-not-to-compete	2 - 7 years	5
Computer software	3 - 6 years	4
Patents and other	3 - 10 years	5

Nielsen has purchased and internally developed software to facilitate its global information processing, financial reporting and client access needs. Costs that are related to the conceptual formulation and design of software programs are expensed as incurred; costs that are incurred to produce the finished product after technological feasibility has been established are capitalized as an intangible asset and are amortized over the estimated useful life.

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

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets held and used by Nielsen, including property, plant and equipment and amortized intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Nielsen evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows to be generated by the asset. If such asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. In 2009 the Company determined that the carrying amounts of certain customer related intangible assets within its Watch and Expositions segments were not recoverable and therefore recorded an impairment charge of $245 million.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Revenue Recognition

Nielsen recognizes revenue for the sale of services and products when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable and the collectibility of the related revenue is reasonably assured.

A significant portion of the Company’s revenue is generated from information (primarily retail measurement and consumer panel services) and measurement (primarily from television, internet and mobile audiences) services. The Company generally recognizes revenue from the sale of services and products based upon fair value as the information is delivered to the customer and services are performed, which is usually ratably over the term of the contract(s). Software sold as part of these arrangements is considered incidental to the arrangement and is not recognized as a separate element. Invoiced amounts are recorded as deferred revenue until earned.

The Company also provides insights and solutions to customers through analytical studies that are recognized into revenue as value is delivered to the customer. The pattern of revenue recognition for these contracts varies depending on the terms of the individual contracts, and may be recognized proportionally or deferred until the end of the contract term and recognized when the final report has been delivered to the customer.

Revenue from trade shows and certain costs are recognized upon completion of each event.

Discontinued Operations

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the Consolidated Statements of Operations. These costs include all brand advertising, telemarketing, direct mail and other sales promotion associated with Nielsen’s publications, exhibitions, and marketing/media research services and products. Advertising and marketing costs totaled $18 million, $54 million and $46 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Share-Based Compensation

Nielsen measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes such costs within the Consolidated Statements of Operations; however, no expense is recognized for options that do not ultimately vest. Nielsen recognizes the expense of its options that cliff vest using the straight-line method. For those that vest over time, an accelerated graded vesting is used.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

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

Comprehensive Income/(Loss)

Comprehensive income/(loss) is reported in the accompanying Consolidated Statements of Changes in Equity and Accumulated Other Comprehensive Income and consists of net income or loss and other gains and losses affecting equity that are excluded from net income or loss.

2. Summary of Recent Accounting Pronouncements

Accounting Standards Codification

The Financial Accounting Standards Board (“FASB”) has issued FASB Statement No. 168, The “FASB Accounting Standards Codification™” and the Hierarchy of Generally Accepted Accounting Principles (codified as ASC 105). ASC 105 establishes the FASB Accounting Standards Codification™ (Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP was not changed as a result of the FASB’s Codification project, but the way the guidance is organized and presented has changed. As a result, these changes impact how companies now reference GAAP in their financial statements and in their accounting policies for financial statements. Nielsen has begun the process of implementing the Codification in this annual report by providing references to the Codification topics alongside references to the existing standards. The adoption did not have an impact on the Company’s consolidated financial statements as of December 31, 2009 or for the year then ended.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, a replacement of SFAS 141 (codified as ASC 805). ASC 805 is effective for fiscal years beginning on or after December 15, 2008

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

and applies to all business combinations. ASC 805 provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the prior step acquisition model was eliminated. Additionally, ASC 805 changed prior practice, in part, as follows: (i) contingent consideration arrangements are fair valued at the acquisition date and included on that basis in the purchase price consideration; (ii) transaction costs are expensed as incurred, rather than capitalized as part of the purchase price; (iii) pre-acquisition contingencies, such as those relating to legal matters, are generally accounted for in purchase accounting at fair value; (iv) in order to accrue for a restructuring plan in purchase accounting, the requirements in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (codified as ASC 420) have to be met at the acquisition date; and (v) changes to valuation allowances for deferred income tax assets and adjustments to unrecognized tax benefits generally are recognized as adjustments to income tax expense rather than goodwill. The Company adopted the provisions of ASC 805 effective January 1, 2009 and such adoption did not have a material impact on the Company’s consolidated financial statements as of December 31, 2009 and for the year then ended.

Fair Value Measurements

In February 2008, the FASB delayed the effective date of SFAS No. 157, “Fair Value Measurements” (codified as ASC 820) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, effective January 1, 2009, the Company adopted ASC 820 for non-financial assets and non-financial liabilities. The adoption of ASC 820 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on the Company’s consolidated financial statements as of December 31, 2009 and for the year then ended. The additional disclosures required by this statement are included in Note 7 – “Fair Value Measurements”.

Derivative Instruments Disclosures

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (codified as ASC 815-10-65-1). This standard enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (codified as ASC 815-10); and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this standard, effective January 1, 2009, had no impact on the Company’s consolidated financial statements as of December 31, 2009 and for the year then ended. The additional disclosures required by this statement are included in Note 7 – “Fair Value Measurements”.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (codified as ASC 855). ASC 855 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. ASC 855 became effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements as of December 31, 2009 and for the year then ended.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Noncontrolling Interests and Changes in the Consolidation Model for Variable Interest Entities

Effective January 1, 2009, the Company adopted and retrospectively applied SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51,” (codified as ASC 810-10-65-1). This statement establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10-65-1 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (as codified in ASC 810—Consolidation). ASC 810 amends the consolidation guidance applicable to variable interest entities (“VIE”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIE’s. ASC 810 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of ASC 810 on its consolidated financial position and results of operations.

3. Business Acquisitions

For the year ended December 31, 2009, Nielsen paid cash consideration of $50 million associated with both current period and previously executed acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, Nielsen recorded deferred consideration of $25 million, substantially all of which is payable through March 2012 and non-cash consideration of $7 million. Had the current period acquisitions occurred as of January 1, 2009, the impact on Nielsen’s consolidated results of operations would not have been material.

On December 19, 2008, the Company completed the purchase of the remaining 50% interest in AGB Nielsen Media Research (“AGBNMR”), a leading international television audience media measurement business, from WPP Group plc (“WPP”). With full ownership of AGBNMR, the Company is able to better leverage its global media product portfolio. In exchange for the remaining 50% interest in AGBNMR, the Company transferred business assets and ownership interests transferred with an aggregate fair value of $72 million. No material gain or loss was recorded on the business assets and ownerships transferred. The Company’s valuation of purchase price resulted in an allocation to intangible assets of $29 million and to goodwill of $36 million. The Company also reclassified $108 million from investment in affiliates to goodwill. In connection with the transaction, the Company allocated $57 million of goodwill and intangible assets to the business assets and ownership interests transferred based on the relative fair value of the corresponding reporting unit. Net cash acquired in this transaction was $23 million.

On May 15, 2008, the Company completed the acquisition of IAG Research, Inc (“IAG”), for $223 million (including non-cash consideration of $1 million), which was net of $12 million of cash acquired. The acquisition expands the Company’s television and internet analytics services through IAG’s measurement of consumer engagement with television programs, national commercials and product placements. The Company’s valuation of the purchase price resulted in an allocation to identifiable intangible assets of $78 million and an allocation to goodwill of $147 million, net of tax adjustments.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

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

The most significant acquisitions were the purchase of the remaining minority interest of Nielsen BuzzMetrics ($47 million), on June 4, 2007, the purchase of the remaining minority interest of Nielsen//NetRatings ($330 million, including $33 million to settle all outstanding share-based awards), on June 22, 2007 and the acquisition of Telephia, Inc. (“Telephia”), on August 9, 2007, for approximately $449 million including non-cash consideration of $6 million. In 2008, the Company finalized its valuation of these acquisitions resulting in a net allocation to intangible assets and a net reduction of goodwill of $11 million, net of tax. In addition, Nielsen recorded an adjustment to goodwill of $15 million relating to its acquisition of Telephia, which was comprised of reductions to acquired deferred tax asset valuation allowances. Had these acquisitions occurred as of January 1, 2007, the impact on Nielsen’s consolidated results of operations would not have been material. Prior to these acquisitions both Nielsen//NetRatings and Nielsen BuzzMetrics were consolidated subsidiaries of Nielsen up to the ownership interest.

4. Business Divestitures

During the year ended December 31, 2009, the Company received $84 million in net proceeds associated with business divestitures, primarily associated with the sale of its media properties within the Publications operating segment. The Company’s consolidated financial statements reflect the Publications operating segment as a discontinued operation (discussed further below). The impact of the remaining divestiture transactions on Nielsen’s consolidated results of operations was not material.

During the year ended December 31, 2008, the Company received $23 million in net proceeds primarily associated with two divestitures within its Business Media segment and the final settlement of the sale of its Directories segment to World Directories. The impact of these divestitures on Nielsen’s consolidated statement of operations was not material for all periods presented.

On October 30, 2007, the Company completed the sale of its 50% interest in VNU Exhibitions Europe B.V. to Jaarbeurs (Holding) B.V. for a cash consideration of $51 million which approximated the carrying value.

Discontinued Operations

In December 2009, the Company substantially completed its planned exit of the Publications businesses through the sale of its media properties, including The Hollywood Reporter and Billboard, to e5 Global Media LLC. The transaction resulted in a loss of approximately $14 million, net of taxes of $3 million. The net loss included $10 million of liabilities for certain obligations associated with transition services that were contractually retained by Nielsen.

On February 8, 2007, Nielsen completed the sale of a significant portion of its Business Media Europe (“BME”) unit for $414 million in cash. This resulted in a gain on sale of discontinued operations of $17 million

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

primarily related to BME’s previously recognized currency translation adjustments from the date of the Valcon Acquisition to the date of sale and a pension curtailment. No other material gain was recognized on the sale because the sales price approximated the carrying value.

Summarized results of operations for discontinued operations are as follows:

	Year Ended December 31,
(IN MILLIONS)	2009	2008	2007
Revenues	$132	$206	$267
Goodwill impairment charges	55	336	—
Operating (loss)/income	(66)	(303)	22
Loss from operations before income taxes	(77)	(325)	(5)
Benefit/(provision) for income taxes	28	31	(2)

Loss from operations	(49)	(294)	(7)
(Loss)/gain on sale, net of tax(1)	(12)	19	17

(Loss)/income from discontinued operations	$(61)	$(275)	$10

(1)	(Loss)/gain on sale, net of tax for the year ended December 31, 2009 includes a loss of $14 million (net of a tax benefit of $3 million) as well as a gain of $2 million associated with the expiration of certain contingencies related to prior discontinued operations. The amount for the year ended December 31, 2008 primarily relates to the settlement of tax contingencies associated with the sale of Nielsen’s Directories segment to World Directories.

Nielsen allocated interest to discontinued operations based upon interest expense on debt that was assumed by the acquirers of Nielsen’s discontinued operations and a portion of the consolidated interest expense of Nielsen, based on the ratio of net assets sold as a proportion of consolidated net assets. For the years ended December 31, 2009, 2008 and 2007 interest expense of $8 million, $22 million, and $27 million, respectively, was allocated to discontinued operations.

Following are the major categories of cash flows from discontinued operations, as included in Nielsen’s Consolidated Statements of Cash Flows:

	Year Ended December 31,
(IN MILLIONS)	2009	2008	2007
Net cash provided by operating activities	$5	$31	$47
Net cash used in investing activities	(1)	(3)	(2)
Net cash used in financing activities	—	—	—

	$4	$28	$45

5. Goodwill and Other Intangible Assets

During the third quarter of 2009, the Company concluded that impairment indicators existed for certain reporting units within its Watch segment. The affected reporting units relate to previous acquisitions, which have seen declines in industry valuations since the acquisition dates and revised near-term growth projections. The Company’s step 1 test also concluded that impairment indicators existed within its Expositions segment due to significant declines in revenue. Therefore, the required second step of the assessment for the affected reporting units was performed in which the implied fair value of those reporting unit’s goodwill was compared to the book

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. Nielsen measured the fair value of each of its reporting units using accepted valuation techniques as described above in Note 1 “Description of Business, Basis of Presentation and Significant Accounting Policies.”

The Company’s impairment assessments resulted in the recognition of a non-cash goodwill impairment charge of $282 million and a non-cash customer-related intangible asset impairment charge of $245 million relating to the affected reporting units during the third quarter of 2009. A deferred tax benefit of $103 million was recognized during the period as a result of these impairment charges.

Nielsen’s 2008 annual assessment resulted in the recognition of a non-cash goodwill impairment charge of $96 million within its Watch segment. A deferred tax benefit of $7 million was recognized as a result of the impairment charge.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2009 and 2008, respectively.

(IN MILLIONS)	What Consumers Watch	What Consumers Buy	Expositions	Total
Balance December 31, 2007	$3,612	$3,201	$973	$7,786
Valcon acquisition adjustments(1)	(20)	(18)	(6)	(44)
Other acquisitions, divestitures and purchase price adjustments	203	22	(1)	224
Impairments(2)	(96)	—	(336)	(432)
Effect of foreign currency translation	5	(354)	—	(349)

Balance December 31, 2008	3,704	2,851	630	7,185
Acquisitions, divestitures and purchase price adjustments	4	9	(17)	(4)
Impairments(2)	(280)	—	(57)	(337)
Effect of foreign currency translation	6	206	—	212

Balance December 31, 2009	$3,434	$3,066	$556	$7,056

(1)	Valcon acquisition adjustments are comprised of reductions to previously established liabilities associated with various income tax contingencies, primarily in the Netherlands.

(2)	Impairment charges include $55 million and $336 million relating to the Publications reporting unit, which has been accounted for as a discontinued operation, for the years ended December 31, 2009 and 2008, respectively.

The total carrying amount of goodwill at December 31, 2009 is reflected net of $769 million of accumulated impairment charges since the Valcon acquisition date. In addition, at December 31, 2009, $272 million of the goodwill is expected to be deductible for income tax purposes.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Indefinite-lived intangibles:
Trade names and trademarks	$1,949	$1,860	$—	$—

Amortized intangibles:
Trade names and trademarks	$112	$157	$(22)	$(15)
Customer-related intangibles	2,747	2,970	(480)	(383)
Covenants-not-to-compete	21	34	(15)	(26)
Computer software	826	714	(421)	(274)
Patents and other	63	45	(23)	(12)

Total	$3,769	$3,920	$(961)	$(710)

The amortization expense for the years ended December 31, 2009, 2008 and 2007 was $335 million, $302 million and $272 million, respectively.

Certain of the trade names associated with Nielsen are deemed indefinite-lived intangible assets, as their associated Nielsen brand awareness and recognition has existed for over 50 years and the Company intends to continue to utilize these trade names. There are also no legal, regulatory, contractual, competitive, economic or other factors that may limit their estimated useful lives. Nielsen reconsiders the remaining estimated useful life of indefinite-lived intangible assets each reporting period.

All other intangible assets are subject to amortization. Future amortization expense is estimated to be as follows:

(IN MILLIONS)
For the year ending December 31:
2010	$319
2011	256
2012	210
2013	169
2014	165
Thereafter	1,689

Total	$2,808

6. Property, Plant and Equipment

(IN MILLIONS)	December 31, 2009	December 31, 2008
Land and buildings	$343	$320
Information and communication equipment	540	435
Furniture, equipment and other	157	136

	1,040	891
Less accumulated depreciation and amortization	(447)	(288)

	$593	$603

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Depreciation and amortization expense from continuing operations related to property, plant and equipment was $158 million, $139 million and $124 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The above amounts include amortization expense on assets under capital leases and other financing obligations of $6 million, $6 million and $6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The net book value of assets under capital leases and other financing obligations was $142 million as of both December 31, 2009 and 2008, respectively. Capital leases and other financing obligations are comprised primarily of buildings.

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

Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, and long-term debt. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

(IN MILLIONS)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments in mutual funds(1)	$2	$2	$—	$—
Plan assets for deferred compensation(2)	16	16	—	—
Investments in equity securities(3)	6	6	—	—

Total	$24	$24	$—	$—

Liabilities:
Interest rate swap arrangements(4)	$117	—	$117	$—
Deferred compensation liabilities(5)	16	16	—	—

Total	$133	$16	$117	$—

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

(1)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.

(2)	Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as trading securities with any gains or losses resulting from changes in fair value recorded in other expense, net.

(3)	Investments in equity securities are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as available-for-sale with any unrealized gains or losses resulting from changes in fair value recorded net of tax as a component of accumulated other comprehensive income/loss until realized.

(4)	Derivative financial instruments include interest rate swap arrangements recorded at fair value based on externally-developed valuation models that use readily observable market parameters and the consideration of counterparty risk.

(5)	The Company offers certain employees the opportunity to participate in a deferred compensation plan. A participant’s deferrals are invested in a variety of participant directed stock and bond mutual funds and are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation.

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At December 31, 2009, Nielsen had no exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

In February 2009, Nielsen entered into two three-year forward interest rate swap agreements with starting dates of November 9, 2009. These agreements fix the LIBOR-related portion of interest rates for $500 million of the Company’s variable-rate debt at an average rate of 2.47%. The commencement date of the interest rate swaps coincided with the $1 billion notional amount interest rate swap that matured on November 9, 2009. These derivative instruments have been designated as interest rate cash flow hedges.

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

Nielsen expects to recognize approximately $60 million of pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments, which includes the aforementioned modification.

As December 31, 2009 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

instrument is deemed to be highly effective in offsetting variability in the hedged item, changes in its fair value are recorded in accumulated other comprehensive loss and recognized contemporaneously with the earnings effects of the hedged item.

Nielsen held a foreign currency swap, which had been designated as a foreign currency cash flow hedge, maturing in May 2010 to hedge its exposure to foreign currency exchange rate movements on its GBP 250 million outstanding 5.625% EMTN debenture notes. In March 2009 the Company purchased and cancelled approximately GBP 101 million of the total GBP 250 million outstanding 5.625% EMTN debenture notes through a tender offer and unwound a portion of the existing swap. Subsequent to the March 2009 tender offer, a notional amount of GBP 149 million with a fixed interest rate of 5.625% had been swapped to a notional amount of €227 million with a fixed interest rate of 4.033%. The swap was fully terminated in June 2009 in conjunction with the Company’s completion of a tender offer for these remaining outstanding debenture notes (see Note 10 “Long-term Debt and Other Financing Arrangements” for more information on the March and June 2009 tender offer transactions).

During the year ended December 31, 2007, Nielsen entered into a cross-currency swap maturing February 2010 to convert part of its Euro-denominated external debt to U.S. Dollar-denominated debt. With this transaction a notional amount of €200 million with a 3-month Euribor based interest rate is swapped to a notional amount of $259 million with an interest rate based on 3-month USD-Libor minus a spread. No hedge designation had been made for this swap. In March 2009, Nielsen terminated a foreign currency swap, which converted a portion of its Euro-denominated external debt to U.S. Dollar-denominated debt and had an original maturity in February 2010. Nielsen received a cash settlement of approximately $2 million associated with this termination.

During the years ended December 31, 2008 and 2007, Nielsen entered into several foreign currency exchange forward contracts with notional amounts aggregating $33 million and $83 million, respectively, to hedge exposure to fluctuations in various currencies. These contracts expired ratably during the periods presented. The Company terminated all existing contracts during the first quarter of 2009. Since no hedge designation was made for these currency exchange contracts, Nielsen recorded a net loss of $5 million for the year ended December 31, 2009 and net gains of $2 million for both the years ending December 31, 2008 and 2007, respectively, based on quoted market prices, for contracts with similar terms and maturity dates.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of December 31, 2009 and December 31, 2008 were as follows:

	December 31, 2009		December 31, 2008
(IN MILLIONS)	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Other Current Assets	Other Non- Current Assets	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$—	$9	$—	$—	$32	$137
Foreign currency swaps	—	—	—	—	—	131

Total derivatives designated as hedging instruments	$—	$9	$—	$—	$32	$268

Derivatives not designated as hedging instruments
Interest rate swaps	$48	$60	$—	$—	$3	$—
Foreign currency swaps	—	—	—	22	—	—
Foreign currency forward contracts	—	—	1	—	2	—

Total derivatives not designated as hedging instruments	$48	$60	$1	$22	$5	$—

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the years ended December 31, 2009, 2008 and 2007 was as follows (amounts in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) December 31,			Location of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from OCI into Income (Effective Portion) December 31,			Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) December 31,
	2009	2008	2007		2009	2008	2007	2009	2008	2007
Interest rate swaps	$(27)	$125	$(76)	Interest expense	$(26)	$52	$9	$(80)	$2	$4

Foreign currency swap	23	86	(43)	Foreign currency exchange transaction gains/(losses), net	28	100	(43)	—	—	—

Total	$(4)	$211	$(119)		$2	$152	$(34)	$(80)	$2	$4

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Derivatives Not Designated as Hedging Instruments

The pre-tax effect of derivative instruments not designated as hedges for the years ended December 31, 2009, 2008 and 2007 was as follows (amounts in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Statement of Operations on Derivatives	Amount of Gain/(Loss) Recognized in Statement of Operations on Derivatives For the Years Ended December 31,
		2009	2008	2007
Interest rate swaps	(Loss)/gain on derivative instruments	$(36)	$(4)	$4
Foreign currency swaps	(Loss)/gain on derivative instruments	(19)	(13)	34
Foreign currency forward contracts	(Loss)/gain on derivative instruments	(5)	2	2

Total		$(60)	$(15)	$40

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

The following table summarizes the valuation of the Company’s material non-financial assets measured at fair value on a nonrecurring basis as of December 31, 2009, for which fair value measurements were applied during the three years ended December 31, 2009 as a result of impairment indicators:

(IN MILLIONS)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total impairment losses
Goodwill(1)	$7,056	$—	$—	$7,056	$769
Customer-related intangibles	2,267	—	—	2,267	245
Equity method investments(2)	82	—	—	82	44

Total	$9,405	$—	$—	$9,405	$1,058

(1)	Total impairment losses represent cumulative losses from the Valcon acquisition date and include $391 million attributable to the Company’s Publications operating segment, which is accounted for as a discontinued operation. See Note 4 “Business Divestitures” for more information.

(2)	Total impairment losses associated with equity method investments are recorded as a component of equity in net loss of affiliates, net of tax, within the consolidated statements of operations. See Note 14 “Investments in Affiliates and Related Party Transactions” for more information.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

8. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Legacy Programs	Transformation Initiative	Other Productivity Initiatives	Total
Balance at December 31, 2006	$6	$57	$—	$63

Charges	—	133	—	133
Payments	(2)	(99)	—	(101)
Non-cash charges and other adjustments	—	(2)	—	(2)
Effect of foreign currency translation	—	6	—	6

Balance at December 31, 2007	4	95	$—	99

Charges	—	118	—	118
Payments	(1)	(105)	—	(106)
Non-cash charges and other adjustments	—	(10)	—	(10)
Effect of foreign currency translation	(1)	(3)	—	(4)

Balance at December 31, 2008	2	95	—	97

Charges	—	33	29	62
Payments	(1)	(84)	—	(85)
Non-cash charges and other adjustments	—	1	(1)	—
Effect of foreign currency translation	—	1	—	1

Balance at December 31, 2009	$1	$46	$28	$75

Transformation Initiative

In December 2006, Nielsen announced its intention to expand current cost-saving programs to all areas of Nielsen’s operations worldwide. The Company further announced strategic changes as part of a major corporate transformation (“Transformation Initiative”). The Transformation Initiative is designed to make the Company a more successful and efficient enterprise. As such, the Company continues to execute cost-reduction programs by streamlining and centralizing corporate, operational and information technology functions, leveraging global procurement, consolidating real estate, and expanding, outsourcing or off shoring certain other operational and production processes. The Transformation Initiative has been completed, but payments will continue through 2010.

Nielsen recorded $33 million in restructuring charges for the year ended December 31, 2009. The charges primarily related to severance costs.

Nielsen recorded $118 million in restructuring charges for the year ended December 31, 2008. The charges included severance costs as well as $24 million of contractual termination costs and asset write-offs.

Nielsen recorded $133 million in restructuring charges for the year ended December 31, 2007. The charges included $92 million in severance costs as well as $6 million in asset write-offs and $35 million in consulting fees and other costs, related to review of corporate functions and outsourcing opportunities.

Other Productivity Initiatives

In December 2009, Nielsen commenced certain specific restructuring actions attributable to defined cost-reduction programs directed towards achieving increased productivity in future periods primarily through

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

targeted employee terminations. The Company recorded $29 million in restructuring charges associated with these initiatives during the fourth quarter of 2009. The charges included severance costs of $22 million, primarily in Europe as well as $7 million of contractual termination costs and asset write-offs. Of the $75 million in remaining liabilities for restructuring actions, $66 million is expected to be paid within one year and is classified as a current liability within the consolidated financial statements as of December 31, 2009.

9. Pensions and Other Post-Retirement Benefits

Nielsen sponsors both funded and unfunded defined benefit pension plans for some of its employees in the Netherlands, the United States and other international locations. In the United States, the post-retirement benefit plan relates to healthcare benefits for a limited group of participants who meet the eligibility requirements.

Effective from the date of the Valcon Acquisition, Nielsen adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, (codified as ASC 715) which requires recognition of an asset or liability reflecting the over or under funded status of defined benefit pension plans as a part of accumulated other comprehensive income. As discussed in Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies,” during the first quarter of 2008, the Company eliminated the one-month reporting lag for certain of its subsidiaries outside of the United States and Canada. As a result, in 2009 and 2008, Nielsen used a measurement date of December 31 for its pension and post-retirement benefit plans and in 2007; Nielsen used a measurement date of December 31 for its Netherlands, Canada and United States pension and post-retirement benefit plans and November 30 for other international plans. The impact in 2008 of the change in measurement date for the international plans was not material.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

A summary of the activity for Nielsen’s defined benefit pension plans and other post-retirement benefit plans follows:

	Pension Benefits Year ended December 31, 2009
(IN MILLIONS)	The Netherlands	United States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$548	$240	$399	$1,187
Service cost	3	—	9	12
Interest cost	31	14	24	69
Plan participants’ contributions	1	—	2	3
Actuarial (gain)/loss	19	3	32	54
Benefits paid	(37)	(8)	(21)	(66)
Expenses paid	(1)	—	(1)	(2)
Premiums paid	—	—	(1)	(1)
Curtailments	—	—	(1)	(1)
Settlements	—	(1)	(8)	(9)
Effect of foreign currency translation	16		33	49

Benefit obligation at end of period	580	248	467	1,295

Change in plan assets
Fair value of plan assets at beginning of period	588	151	292	1,031
Actual return on plan assets	82	27	51	160
Employer contributions	3	19	21	43
Plan participants’ contributions	1	—	2	3
Benefits paid	(37)	(8)	(21)	(66)
Expenses paid	(1)	—	(1)	(2)
Premiums paid	—	—	(1)	(1)
Settlements	—	(1)	(8)	(9)
Effect of foreign currency translation	20	—	27	47

Fair value of plan assets at end of period	656	188	362	1,206

Funded status	$76	$(60)	$(105)	$(89)

Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	$76	$—	$5	$81
Current liabilities	—	—	(2)	(2)
Accrued benefit liability(1)	—	(60)	(108)	(168)

Net amount recognized	$76	$(60)	$(105)	$(89)

Amounts recognized in Accumulated Other Comprehensive (Income) / Loss, before tax
Net (income) / loss	$(24)	$(6)	$5	$(25)
Impact of Curtailments / Settlements	1	—	3	4

Total recognized in other comprehensive (income) / loss	(23)	(6)	8	(21)

(1)	Included in other non-current liabilities.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

	Pension Benefits Year ended December 31, 2008
(IN MILLIONS)	The Netherlands	United States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$621	$235	$528	$1,384
Service cost	4	—	12	16
Interest cost	33	15	29	77
Plan participants’ contributions	1	—	2	3
Actuarial (gain)/loss	(42)	4	(55)	(93)
Benefits paid	(35)	(15)	(24)	(74)
Expenses paid	(2)	—	(1)	(3)
Premiums paid	—	—	(1)	(1)
Amendments	—	1	—	1
Curtailments	—	—	1	1
Settlements	—	—	(4)	(4)
Acquisition	—	—	2	2
Effect of foreign currency translation	(32)	—	(90)	(122)

Benefit obligation at end of period	548	240	399	1,187

Change in plan assets
Fair value of plan assets at beginning of period	731	184	445	1,360
Actual return on plan assets	(77)	(39)	(73)	(189)
Employer contributions	3	21	24	48
Plan participants’ contributions	1	—	2	3
Benefits paid	(35)	(15)	(24)	(74)
Expenses paid	(2)	—	(1)	(3)
Premiums paid	—	—	(1)	(1)
Settlements	—	—	(4)	(4)
Effect of foreign currency translation	(33)	—	(76)	(109)

Fair value of plan assets at end of period	588	151	292	1,031

Funded status	$40	$(89)	$(107)	$(156)

Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	$42	$—	$5	$47
Current liabilities	—	(1)	(1)	(2)
Accrued benefit liability(1)	(2)	(88)	(111)	(201)

Net amount recognized	$40	$(89)	$(107)	$(156)

Amounts recognized in Accumulated Other Comprehensive (Income) / Loss, before tax
Net loss	$74	$59	$57	$190
Impact of Curtailments / Settlements	—	(1)	2	1

Total recognized in other comprehensive loss	74	58	59	191

(1)	Included in other non-current liabilities.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The total accumulated benefit obligation and minimum liability changes for all defined benefit plans were as follows:

(IN MILLIONS)	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Accumulated benefit obligation.	$1,241	$1,148	$1,311

	Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets at December 31, 2009
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$—	$248	$376	$624
Accumulated benefit obligation	—	248	339	587
Fair value of plan assets	—	188	272	460

	Pension Plans with Projected Benefit Obligation in Excess of Plan Assets at December 31, 2009
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$—	$248	$441	$689
Accumulated benefit obligation	—	248	391	639
Fair value of plan assets	—	188	331	519

	Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets at December 31, 2008
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$—	$240	$326	$566
Accumulated benefit obligation	—	240	301	541
Fair value of plan assets	—	151	217	368

	Pension Plans with Projected Benefit Obligation in Excess of Plan Assets at December 31, 2008
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$40	$240	$378	$658
Accumulated benefit obligation	37	240	337	614
Fair value of plan assets	38	151	266	455

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007, respectively, includes the following components:

	Net Periodic Pension Cost
(IN MILLIONS)	The Netherlands	United States	Other	Total
Year ended December 31, 2009
Service cost	$3	—	$9	$12
Interest cost	31	14	24	69
Expected return on plan assets	(39)	(17)	(25)	(81)
Amortization of net (gain)	(1)	—	(3)	(4)
Curtailment (gain)	—	—	(1)	(1)

Net periodic pension cost	$(6)	$(3)	$4	$(5)

Year ended December 31, 2008
Service cost	$4	$—	$12	$16
Interest cost	33	15	29	77
Expected return on plan assets	(43)	(15)	(28)	(86)
Amortization of net (gain)	—	—	(2)	(2)
Curtailment loss	—	1	—	1

Net periodic pension cost	$(6)	$1	$11	$6

Year ended December 31, 2007
Service cost	$5	$—	$15	$20
Interest cost	27	14	26	67
Expected return on plan assets	(35)	(14)	(26)	(75)
Curtailment (gain)	(3)	—	—	(3)
Third party contribution	(2)	—	—	(2)

Net periodic pension cost	$(8)	$—	$15	$7

The curtailment gain of $1 million in 2009 resulted from staff reductions in Europe, the US curtailment loss of $1 million in 2008 resulted from restructuring activities and the Netherlands curtailment gain of $3 million in 2007 related to the sale of BME which was credited to discontinued operations.

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

	The Netherlands	United States	Other	Total
Net actuarial gain	$1	$—	$—	$1

The weighted average assumptions underlying the pension computations were as follows:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Pension benefit obligation:
—discount rate	5.9%	5.9%	5.7%
—rate of compensation increase	2.1	2.1	2.9

Net periodic pension costs:
—discount rate	5.9	5.7	4.9
—rate of compensation increase	2.1	2.3	2.7
—expected long-term return on plan assets	6.4	6.4	6.1

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The assumptions for the expected return on plan assets for pension plans were based on a review of the historical returns of the asset classes in which the assets of the pension plans are invested. The historical returns on these asset classes were weighted based on the expected long-term allocation of the assets of the pension plans.

Nielsen’s pension plans’ weighted average asset allocations by asset category are as follows:

	The Netherlands	United States	Other	Total
At December 31, 2009
Equity securities	22%	63%	53%	38%
Fixed income securities	68	36	44	56
Other	10	1	3	6

Total	100%	100%	100%	100%

At December 31, 2008
Equity securities	17%	53%	51%	32%
Fixed income securities	74	47	44	62
Other	9	—	5	6

Total	100%	100%	100%	100%

No Nielsen shares are held by the pension plans.

Nielsen’s primary objective with regard to the investment of pension plan assets is to ensure that in each individual plan, sufficient funds are available to satisfy future benefit obligations. For this purpose, asset and liability management studies are made periodically at each pension fund. For each of the pension plans, an appropriate mix is determined on the basis of the outcome of these studies, taking into account the national rules and regulations. The overall target asset allocation among all plans for 2009 was 36% equity securities and 61% long-term interest-earning investments (debt or fixed income securities), and 3% other securities.

Equity securities primarily include investments in U.S. and non U.S. companies. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and government securities. Other types of investments are primarily insurance contracts.

Assets at fair value (See Note 7—“Fair Value Measurements” for additional information on fair value measurement and the underlying fair value hierarchy) as of December 31, 2009 are as follows:

Asset Category	Level 1	Level 2	Level 3	Total
Cash	$12	$2	$—	$14
Equity securities	180	275	—	455
Real estate	—	—	31	31
Fixed income securities	172	500	—	672
Other	2	32	—	34

Total Assets at Fair Value	$366	$809	$31	1,206

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The following is a summary of changes in the fair value of the fair value of the Plan’s level 3 assets for the year ended December 31, 2009:

	Real Estate	Total
Balance, beginning of year	$35	$35
Actual return on plan assets:
Realized gains/(losses)	—	—
Unrealized gains/(losses)	(5)	(5)
Effect of foreign currency translation	1	1

Balance, end of year	$31	$31

Contributions to the pension plans in 2010 are expected to be approximately $4 million for the Dutch plan, $3 million for the US plan and $22 million for other plans.

Estimated future benefit payments are as follows:

(IN MILLIONS)	The Netherlands	United States	Other	Total
For the years ending December 31,
2010	$36	$8	$21	$65
2011	37	9	23	69
2012	38	9	24	71
2013	39	10	24	73
2014	39	10	26	75
2015-2019	201	60	151	412

Other Post-Retirement Benefits

The components of other post-retirement benefit cost for the years ended December 31, 2009 and December 31, 2008, were as follows:

	Other Post-Retirement Benefits Year ended December 31, 2009
(IN MILLIONS)	The Netherlands	United States	Total
Change in benefit obligation
Benefit obligation at beginning of period	$—	$12	$12
Interest cost	—	1	1
Benefits paid	—	(1)	(1)
Actuarial (gain)	—	(2)	(2)

Benefit obligation at end of period	—	$10	$10

Change in plan assets
Fair value of plan assets at beginning of period	—	—	—
Employer contributions	—	1	1
Benefits paid	—	(1)	(1)

Fair value of plan assets at end of period	—	—	—

Funded status
Funded status and amount recognized at end of period	$—	$(10)	$(10)

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

	Other Post-Retirement Benefits Year ended December 31, 2008
(IN MILLIONS)	The Netherlands	United States	Total
Change in benefit obligation
Benefit obligation at beginning of period	$1	$12	$13
Interest cost	—	1	1
Benefits paid	(1)	(1)	(2)

Benefit obligation at end of period	—	12	12

Change in plan assets
Fair value of plan assets at beginning of period	—	—	—
Employer contributions	—	1	1
Benefits paid	—	(1)	(1)

Fair value of plan assets at end of period	—	—	—

Funded status
Funded status and amount recognized at end of period	$—	$(12)	$(12)

Estimated amounts that will be amortized from accumulated other comprehensive income over 2010 is approximately $1 million.

The net periodic benefit cost for other post-retirement benefits were insignificant for the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

The weighted average assumptions for post-retirement benefits were as follows:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Discount rate for net periodic other post-retirement benefit costs	6.0%	6.5%	5.9%
Discount rate for other post-retirement benefit obligations at December 31	6.0%	6.0%	6.4%

Assumed healthcare cost trend rates at December 31:
—healthcare cost trend assumed for next year	7.0%	7.0%	8.0%
—rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.5%	4.5%	5.0%
—year in which rate reaches the ultimate trend rate	2024	2024	2013

A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

(IN MILLIONS)	1% Increase	1% Decrease
Effect on total of service and interest costs	$—	$—
Effect on other post-retirement benefit obligation	1	(1)

Contributions to post-retirement benefit plans are expected to be $1 million annually for the Company’s U.S. plan.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Defined Contribution Plans

Nielsen also offers defined contribution plans to certain participants, primarily in the United States. Nielsen’s expense related to these plans was $38 million, $42 million, $39 million for the years ended December 31, 2009, 2008 and 2007, respectively. In the United States, Nielsen contributes cash to each employee’s account in an amount up to 3% of compensation (subject to IRS limitations); this contribution was increased to 4% upon the freeze of the U.S. defined benefit pension plan in 2006, and was decreased to 3% effective June 8, 2009. No contributions are made in shares of Nielsen.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

10. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of December 31, 2009.

(IN MILLIONS)	December 31, 2009			December 31, 2008
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
Senior secured term loan ($2,983 million and $4,525 million at December 31, 2009 and December 31, 2008, respectively) (LIBOR based variable rate of 2.23%) due 2013		$2,918	$2,715		$4,426	$2,979
$1,013 million senior secured term loan (LIBOR based variable rate of 3.98%) due 2016		1,005	948		—	—
Senior secured term loan (EUR 321 million and EUR 546 million at December 31, 2009 and December 31, 2008, respectively) (EURIBOR based variable rate of 2.46%) due 2013		451	423		759	513
EUR 179 million senior secured term loan (EURIBOR based variable rate of 4.21%) due 2016		254	238		—	—
$500 million 8.50% senior secured term loan due 2017		500	493		—	—
$688 million senior secured revolving credit facility (EURIBOR or LIBOR based variable rate) due 2012		—	—		295	199

Total senior secured credit facilities (with weighted average interest rate)	3.51%	5,128	4,817	4.47%	5,480	3,691
$1,070 million 12.50% senior subordinated discount debenture loan due 2016		885	809		784	303
$870 million 10.00% senior debenture loan due 2014		869	905		869	691
$500 million 11.5% senior debenture loan due 2016		463	517		—	—
$330 million 11.625% senior debenture loan due 2014		301	337		—	—
EUR 343 million 11.125% senior discount debenture loan due 2016		415	359		362	89
EUR 150 million 9.00% senior debenture loan due 2014		215	217		209	136
GBP 250 million 5.625% debenture loan (EMTN) due 2010 or 2017		—	—		366	285
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 2.12%) due 2010		72	67		70	53
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 2.13%) due 2012		72	66		70	45
EUR 30 million 6.75% private placement debenture loan (EMTN) due 2012		44	43		44	28
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011		45	40		45	32

Total debenture loans (with weighted average interest rate)	12.06%	3,381	3,360	10.67%	2,819	1,662
Other loans		—	—	6.28%	8	8

Total long-term debt	6.91%	8,509	8,177	6.57%	8,307	5,361
Capital lease and other financing obligations		131			121
Short-term debt		3			2
Bank overdrafts		15			64

Total debt and other financing arrangements		8,658			8,494

Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		110			421

Non-current portion of long-term debt and capital lease and other financing obligations		$8,548			$8,073

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

The carrying amounts of Nielsen’s long-term debt are denominated in the following currencies:

(IN MILLIONS)	December 31, 2008	December 31, 2008
U.S. Dollars	$6,941	$6,381
Euro	1,523	1,515
British Pound (“GBP”)	—	366
Japanese Yen	45	45

	$8,509	$8,307

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
2010	$85
2011	57
2012	128
2013	3,381
2014	1,397
Thereafter	3,461

$8,509

Senior secured credit facilities

In August 2006, certain of Nielsen’s subsidiaries entered into two senior secured credit facilities. In June 2009 Nielsen Finance received the requisite consent to amend its senior secured credit facilities to permit, among other things: (i) future issuances of additional secured notes or loans, which may include, in each case, indebtedness secured on a pari passu basis with Nielsen Finance’s obligations under the senior secured credit facilities, so long as (a) the net cash proceeds from any such issuance are used to prepay term loans under the senior secured credit facilities at par until $500 million of term loans have been paid, and (b) 90% of the net cash proceeds in excess of the first $500 million from any such issuance (but all of the net cash proceeds after the first $2.0 billion) are used to prepay term loans under the senior secured credit facilities at par; and (ii) allow Nielsen Finance to agree with lenders to extend the maturity of their term loans and revolving commitments and for it to pay increased interest rates or otherwise modify the terms of their loans in connection with such an extension (subject to certain limitations, including mandatory increases of interest rates under certain circumstances) (collectively, the “Amendment”). In connection with the Amendment, Nielsen Finance extended the maturity of $1.26 billion of their existing term loans from August 9, 2013 to May 1, 2016. The interest rate margins of term loans that were extended were increased to 3.75%. The Amendment and the subsequent extension of maturity of a portion of the existing term loans is considered a modification of the Company’s existing obligations and has been reflected as such in the consolidated financial statements. The Company recorded a charge of approximately $4 million in June 2009 as a component of other expense, net in the consolidated statement of operations primarily relating to the write-off of previously deferred debt issuance costs as a result of this modification.

Outstanding borrowings under these senior secured term loan facilities at December 31, 2009 and 2008 were $4,628 million and $5,185 million, respectively.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

In August 2006, Nielsen also entered into a six-year $688 million senior secured revolving credit facility, of which no borrowings were outstanding at December 31, 2009 and $295 million in borrowings were outstanding as of December 31, 2008. The senior secured revolving credit facility can be used for revolving loans, letters of credit, guarantees and for swingline loans, and is available in U.S. Dollars, Euros and certain other currencies. As of December 31, 2009 and 2008 the Company had outstanding letters of credit and bank guarantees of $17 million and $5 million, respectively.

Nielsen is required to repay installments only on the borrowings under the senior secured term loan facilities maturing in 2016 in quarterly principal amounts of 0.25% of their original principal amount, with the remaining amount payable on the maturity date of the term loan facilities. Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at Nielsen’s option, various base rates. The applicable margin for borrowings under the senior secured revolving credit facility may be reduced subject to Nielsen attaining certain leverage ratios. Nielsen pays a quarterly commitment fee of 0.5% on unused commitments under the senior secured revolving credit facility. The applicable commitment fee rate may be reduced subject to Nielsen attaining certain leverage ratios.

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

Debenture loans

In April 2009 Nielsen Finance issued $500 million in aggregate principal amount of 11.5% Senior Notes due 2016 at an issue price of $461 million with cash proceeds of approximately $452 million, net of fees and expenses.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

In January 2009 Nielsen Finance issued $330 million in aggregate principal amount of 11.625 % Senior Notes due 2014 at an issue price of $297 million with cash proceeds of approximately $290 million, net of fees and expenses.

In August 2006, Nielsen Finance issued $650 million 10% and €150 million 9% senior notes due 2014. On April 16, 2008, Nielsen Finance issued $220 million aggregate principal amount of additional 10% Senior Notes due 2014 These notes are referred to collectively as the “Senior Notes”. The carrying values of the combined issuances of these notes were $869 million and $215 million at December 31, 2009, respectively (December 31, 2008: $869 million and $209 million, respectively). Interest is payable semi-annually. The Senior Notes are senior unsecured obligations and rank equal in right of payment to all of Nielsen Finance’s existing and future senior indebtedness.

In August 2006, Nielsen Finance also issued $1,070 million 12.5% senior subordinated discount notes due 2016 (“Senior Subordinated Discount Notes”) with a carrying amount of $885 million and $784 million at December 31, 2009 and December 31, 2008, respectively. Interest accretes through 2011 and is payable semi-annually commencing February 2012. The Senior Subordinated Discount Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all Nielsen Finance’s existing and future senior indebtedness, including the Senior Notes and the senior secured credit facilities.

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

In August 2006, Nielsen issued €343 million 11.125% senior discount notes due 2016 (“Senior Discount Notes”), with a carrying value of $415 million and $362 million at December 31, 2009 and 2008, respectively. Interest accretes through 2011 and is payable semi-annually commencing February 2012. The Senior Discount Notes are senior unsecured obligations and rank equal in right of payment to all of Nielsen’s existing and future senior indebtedness. The notes are effectively subordinated to Nielsen’s existing and future secured indebtedness to the extent of the assets securing such indebtedness and will be structurally subordinated to all obligations of Nielsen’s subsidiaries.

Nielsen has a Euro Medium Term Note (“EMTN”) program in place under which no further debenture loans and private placements can be issued. All debenture loans and most private placements are quoted on the Luxembourg Stock Exchange. At December 31, 2009 and 2008, amounts with a carrying value of $233 million and $595 million, respectively, were outstanding under the EMTN program.

In March 2009 the Company purchased and cancelled approximately GBP 101 million of the total GBP 250 million outstanding 5.625% EMTN debenture notes. This transaction was pursuant to a cash tender offer, whereby the Company paid, and participating note holders received, a price of GBP 940 per GBP 1,000 in principal amount of the notes, plus accrued interest. In conjunction with the GBP note cancellation the Company satisfied, and paid in cash, a portion of the remarketing settlement value associated with the cancelled notes to the two holders of a remarketing option associated with the notes. In addition, the Company unwound a portion

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

of its existing GBP/Euro foreign currency swap, which was previously designated as a foreign currency cash flow hedge. The Company recorded a net loss of $3 million as a result of the combined elements of this transaction in March 2009 as a component of other expense, net in the consolidated statement of operations. The net cash paid for the combined elements of this transaction was approximately $197 million.

In June 2009, the Company purchased and cancelled all of its remaining outstanding GBP 149 million 5.625% EMTN debenture notes. This transaction was pursuant to a cash tender offer, whereby the Company paid, and participating note holders received, par value for the notes, plus accrued interest. In conjunction with the GBP note cancellation the Company satisfied, and paid in cash, the remarketing settlement value to the two holders of the remaining portion of the remarketing option associated with the notes. In addition, the Company unwound the remaining portion of its existing GBP/Euro foreign currency swap, which was previously designated as a foreign currency cash flow hedge. The Company recorded a net loss of approximately $12 million in June 2009 as a component of other expense, net in the consolidated statement of operations as a result of the combined elements of this transaction. The net cash paid for the combined elements of this transaction was approximately $330 million.

Deferred financing costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the life of the related debt. Deferred financing costs are $135 million and $112 million at December 31, 2009 and 2008, respectively.

Related party lenders

A portion of the borrowings under the senior secured credit facility have been sold to certain of the Sponsors at terms consistent with third party borrowers. Amounts held by the sponsors were $554 million and $445 million as of December 31, 2009 and 2008, respectively. Interest expense associated with amounts held by the Sponsors approximated $16 million, $22 million and $28 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Capital Lease and Other Obligations

Nielsen finances certain computer equipment, software, buildings and automobiles under capital leases and related transactions. These arrangements do not include terms of renewal, purchase options, or escalation clauses.

Assets under capital lease are recorded within property, plant and equipment See Note 6 “Property, Plant and Equipment.”

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Future minimum capital lease payments under non-cancelable capital leases at December 31, 2009 are as follows:

(IN MILLIONS)
2010	$19
2011	19
2012	19
2013	19
2014	15
Thereafter	130

Total	221
Less: amount representing interest	90

Present value of minimum lease payments	$131

Current portion	$7
Total non-current portion	124

Present value of minimum lease payments	$131

Capital leases and other financing transactions have effective interest rates ranging from 4% to 10%. Interest expense recorded related to capital leases and other financing transactions during the years ended December 31, 2009, 2008 and 2007 was $11 million, $10 million and $10 million, respectively.

11. Shareholders’ Equity

Outstanding common shares were 258,463,857 as of December 31, 2009, 2008 and 2007. Each share of common stock has the right to one vote and a dividend determined at the general meeting of shareholders. No dividends were declared or paid on the common stock in 2009, 2008 or 2007. The issued and outstanding common shares and 7% preferred shares of Nielsen were listed on the stock exchange of NYSE Euronext until delisting as of July 11, 2006 (see Note 1 “Description of Business, Basis of Presentation and Significant Accounting Policies”).

12. Share-Based Compensation

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

Dutch Holdco granted 887,444, 1,379,097 and 8,130,350 time-based and 887,444, 1,379,097 and 8,130,350 performance-based stock options to purchase shares in the capital of Dutch Holdco during the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the total number of shares authorized for award of options or other equity-based awards was 35,030,000. The 2009 time-based awards become exercisable over a four-year vesting period tied to the executives’ continuing employment as follows: 25% on December 31, 2009 and 25% on the last day of each of the next three calendar years. The 2008 time-based awards become exercisable over a four-year vesting period tied to the executives’ continuing employment

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

as follows: 25% on December 31, 2008 and 25% on the last day of each of the next three calendar years. The 2007 time-based awards become exercisable over a five-year vesting period to the executives’ continuing employment as follows: 5% upon grant date, 19% on the December 31, 2007 and 19% on the last day of each of the next four calendar years. The 2009 and 2008 performance options are tied to the executives’ continued employment and become vested and exercisable based on the achievement of certain annual EBITDA targets over a four-year vesting period. The 2007 and 2006 performance options are tied to the executives’ targets over a five-year vesting period. If the annual EBITDA targets are achieved on a cumulative basis for any current year and prior years, the options become vested as to a pro-rata portion for any prior year installments which were not vested because of failure to achieve the applicable annual EBITDA target. Both option tranches expire ten years from date of grant. Upon a change in control, any then-unvested time options will fully vest and any then-unvested performance options can vest, subject to certain conditions.

Nielsen’s share option plan activity is summarized below:

	Number Of Options (Time Based and Performance Based)	Weighted-Average Exercise Price
Outstanding at Jan 1, 2007	7,000,000	11.43
Granted	16,260,700	11.41
Replacement Awards	1,615,225	3.28
Expired	—	—
Canceled	—	—
Forfeited	(536,685)	(11.33)
Exercised	—	—

Outstanding at December 31, 2007	24,339,240	10.88
Granted	2,758,194	12.24
Replacement Awards.	382,216	2.75
Expired	—	—
Canceled	—	—
Forfeited	(1,080,535)	(11.58)
Exercised	(309,262)	(6.53)

Outstanding at December 31, 2008	26,089,853	10.93
Granted	1,774,888	11.40
Replacement Awards	—	—
Expired	—	—
Canceled	—	—
Forfeited	(1,644,303)	(11.43)
Exercised	(52,763)	(2.53)

Outstanding at December 31, 2009	26,167,675	10.95

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The following table summarizes information about the nonvested shares as of December 31, 2009.

	Number Of Nonvested Options (Time Based and Performance Based)	Weighted-Average Exercise Price
Nonvested at January 1, 2007	6,650,000	11.43
Granted	16,260,700	11.41
Replacement Awards	1,615,225	3.28
Vested	(6,417,196)	(9.68)
Forfeited	(536,685)	(11.33)

Nonvested at December 31, 2007	17,572,044	11.30
Granted	2,758,194	12.24
Replacement Awards	382,216	2.75
Vested	(2,712,821)	(10.58)
Forfeited	(1,080,535)	(11.58)

Nonvested at December 31, 2008	16,919,098	11.36
Granted	1,774,888	11.40
Replacement Awards	—	—
Vested	(5,115,436)	(11.35)
Forfeited	(1,644,303)	(11.43)

Nonvested at December 31, 2009	11.934,247	11.37

The replacement awards are time based awards and relate to the acquisitions of IAG in 2008 and Nielsen BuzzMetrics and Telephia in 2007. See the “Nielsen Buzz Metrics” note below.

On March 17, 2009, Nielsen completed an acquisition and allocated 681,818 shares of Valcon to the selling shareholders. The Valcon shares vest ratably over three years on the annual anniversary date of the acquisition, subject to certain conditions.

On May 15, 2008, Nielsen completed the acquisition of IAG and concurrently provided 382,216 replacement awards under Nielsen’s existing Equity Participation Plan. The replacement awards granted on May 15, 2008, have exercise prices of $2.75 and a weighted average fair value of $8.25. All replacement options are vested under the identical terms applicable to Nielsen IAG options for which they were exchanged and the fair values of such awards which were vested were allocated as part of the preliminary purchase price allocation.

On August 9, 2007, Nielsen completed the acquisition of Telephia and concurrently provided 750,276 replacement options under Nielsen’s existing Equity Participation Plan. The replacement awards granted on August 9, 2007, have exercise prices ranging from $1.30 to $2.50 and a weighted average fair value of $8.07. All replacement options were fully vested and the fair values at grant date of such awards were allocated as part of the purchase price allocation.

The Black-Scholes option-pricing model was used to evaluate the fair value of the replacement awards with the assumptions consistent with the options granted under the Company’s Equity Participation Plan.

Time-based and performance-based options, excluding the replacement awards, have exercise prices of $10.00 and $20.00 per share for the year ended December 31, 2009 and 2007 and exercise prices of $11.00 and $22.00 per share for the year ended December 31, 2008. As of December 31, 2009, 2008 and 2007, the fair

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

values of the time-based and performance-based awards were estimated using the Black-Scholes option pricing model. Expected volatility is based primarily on a combination of the estimates of implied volatility of the Company’s peer-group and the Company’s historical volatility adjusted for its leverage.

The following weighted average assumption ranges were used during 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Expected life (years)	3.42 - 4.08	2.93 - 3.02	3.42 - 4.31
Risk-free interest rate	1.70 - 2.07%	2.77%	3.17 - 4.77%
Expected dividend yield	0%	0%	0%
Expected volatility	54.00 - 62.00%	39.00%	46.50 - 56.10%
Weighted average volatility	57.77%	39.00%	55.03%

The weighted average grant date fair values for the time-based and performance-based options granted during the year ended December 31, 2009 are $4.50 and $4.50, respectively.

The Company recorded the Dutch Holdco stock compensation expense on a push down basis of $14 million, $18 million and $41 million for the years ended December 31, 2009, 2008 and 2007, respectively. In the second quarter of 2009, the Company determined that it is not probable that the performance options that were expected to vest in December 31, 2010 and 2011 would vest. Because the performance options are no longer expected to vest, the cumulative share based compensation expense of $10 million related to these options were reversed; including $8 million recorded in prior years, and was accounted for as a change is estimate. Further, on June 2, 2009, a modification was made to the vesting provisions of the performance options scheduled to vest on December 31, 2010 and 2011. If the respective performance targets are not achieved, the modification will allow those performance options to convert to time based options, subject to continued employment, with a stated vesting date of December 31, 2012 and 2013, for the 2010 and 2011 options. The compensation expense related to the modification of the performance-based awards to time based awards scheduled to vest in 2012 through 2013 was recorded on a graded vesting method as of December 31, 2009 since the Company believes that the achievement of the financial performance goals is not probable. The expense in 2008 included the reversal of $4 million recorded in prior years for 2,388,145 performance options that did not vest as the Company did not meet its performance targets. The tax benefit related to the stock compensation expense was $4 million, $6 million and $16 million, for the respective periods.

In June 2009, Dutch Holdco granted 350,000 time-based stock options to affiliates of Centerview Partners (“Centerview”), a shareholder of Nielsen parent, in connection with one of its partners being elected Chairman of the Supervisory Board of Nielsen. As of December 31, 2009, Centerview collectively holds 500,000 performance-based options and 350,000 time-based options to purchase shares in Valcon. Cumulative expense related to these outstanding options amounted to approximately $2 million through December 31, 2009.

At December 31, 2009, there is approximately $34 million of unearned share-based compensation which the Company expects to record as share based compensation expense over the next five years. The compensation expense related to the time-based awards is amortized over the term of the award using the graded vesting method.

The weighted-average exercise price of the 26,167,675 options outstanding and 14,233,429 options exercisable was $10.95 and $10.55 as of December 31, 2009. The weighted-average remaining contractual term for the options outstanding and exercisable as of December 31, 2009 was 7.4 years and 7.2 years, respectively.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2009, 2008 and 2007, the weighted-average grant date fair value of the options granted was $4.50, $3.66, and $4.78, respectively, and the aggregate fair value of options vested was $24 million, $13 million and $34 million, respectively.

There were 52,763 options exercised for the year ended December 31, 2009.

The aggregate intrinsic value of options outstanding and exercisable was $29 million.

In both 2009 and 2007, 100,000 restricted stock units (RSUs) ultimately payable in shares of common stock were granted under the existing Equity Participation Plan. One third of the 2009 awards vest on December 31, 2010 and the remaining vest ratably at thirty three percent for the two years thereafter. Twenty percent of the 2007 awards vested upon the date of grant and the remaining vest ratably at twenty percent per year beginning with the first anniversary of the grant date. The restrictions on the awards lapse consistently along with the vesting terms and become 100 percent vested immediately prior to a change in control. The estimated grant date fair value of these units was $10.00. The impact of these grants was not material to the consolidated financial statements for any of the periods presented.

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

Nielsen recorded share-based payment expense for Nielsen//NetRatings’ compensation arrangements of $6 million for the year ended December 31, 2007. There is no book tax benefit related to the compensation expense as Nielsen//NetRatings has a full tax valuation allowance due to accumulated losses.

Information with respect to Nielsen//NetRatings’ plan activity is summarized as follows:

	Available for Grant	Restricted Stock Outstanding		Stock Options Outstanding
		Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	419,000	774,000	13.77	2,225,000	10.76
Granted	(4,000)	4,000	20.10	—	—
Exercised/released	390,000	(270,000)	14.22	(120,000)	8.44
Restricted stock withheld for taxes(1)	56,000	—	—	—	—
Canceled	20,000	(17,000)	13.42	(3,000)	9.66
Settled	(881,000)	(491,000)	13.56	(2,102,000)	10.89

Outstanding at December 31, 2007	—	—	—	—	—

(1)	Upon the release of certain shares of restricted stock, the Company withheld shares to satisfy certain tax obligations of the holder based on the market value of the shares on the date the shares of restricted stock were released.

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

For purposes of Nielsen’s consolidated financial statements, Nielsen recorded share-based compensation expense from Nielsen BuzzMetrics’ options of $0 for the period from June 4, 2007 to December 31, 2007.

A summary of Nielsen BuzzMetrics’ option activity is as follows:

	Number of Options	Weighted-Average Exercise Price
Successor
Outstanding at January 1, 2007	1,950,864	2.67
Granted	54,000	6.52
Exercised	—	—
Forfeited	(29,401)	5.07
Settled	(865,131)	2.35
Replacement Awards	(1,110,332)	3.10

Outstanding at December 31, 2007	—	—

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

13. Income Taxes

The components of loss from continuing operations before income taxes and equity in net (loss)/income of affiliates, were:

	Year Ended December 31,
(IN MILLIONS)	2009	2008	2007
Dutch	$356	$41	$67
Non-Dutch	(956)	(225)	(347)

Loss from continuing operations before income taxes and equity in net (loss)/income of affiliates	$(600)	$(184)	$(280)

The above amounts for Dutch and non-Dutch activities were determined based on the location of the taxing authorities.

The (benefit)/provision for income taxes attributable to loss from continuing operations before income taxes and equity in net (loss)/income of affiliates consisted of:

	Year ended December 31,
(IN MILLIONS)	2009	2008	2007
Current:
Dutch	$4	$—	$(40)
Non-Dutch	86	130	106

	90	130	66

Deferred:
Dutch	17	16	61
Non-Dutch	(302)	(110)	(115)

	(285)	(94)	(54)

Total	$(195)	$36	$12

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The Company’s (benefit)/provision for income taxes for the years ended December 31, 2009, 2008 and 2007 was different from the amount computed by applying the statutory Dutch federal income tax rates to loss from continuing operations before income taxes and equity in net (loss)/income of affiliates as a result of the following:

	Year ended December 31,
(IN MILLIONS)	2009	2008	2007
Loss from continuing operations before income taxes and equity in net (loss)/income of affiliates	$(600)	$(184)	$(280)

Dutch statutory tax rate	25.5%	25.5%	25.5%

Benefit for income taxes at the Dutch statutory rate	$(153)	$(47)	$(71)
Impairment of goodwill and intangible assets	70	20	—
Basis difference in sale of subsidiary	—	6	—
Foreign tax credits	(20)	—	—
Tax impact on distributions from foreign subsidiaries	—	13	74
Effect of operations in non-Dutch jurisdictions, including foreign tax credits	(61)	(19)	(32)
U.S. state and local taxation	(26)	11	3
Effect of Dutch intercompany financing activities	(6)	—	—
Changes in estimates for uncertain tax positions	(5)	37	36
Changes in valuation allowances	8	4	17
Non-deductible interest expense	—	—	(26)
Other, net	(2)	11	11

Total (benefit)/provision for income taxes	$(195)	$36	$12

Effective tax rate	32.5%	(19.6)%	(4.3)%

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The components of current and non-current deferred income tax assets/(liabilities) were:

(IN MILLIONS)	December 31, 2009	December 31, 2008
Deferred tax assets (on balance):
Net operating loss carryforwards	$529	$580
Interest expense limitation	141	15
Deferred compensation	30	41
Financial instruments	192	174
Employee benefits	44	25
Fixed asset depreciation	28	—
Tax credit carryforwards	58	36
Share-based payments	28	18
Accrued expenses	33	55
Other assets	33	45

	1,116	989
Valuation allowances	(233)	(232)

Deferred tax assets, net of valuation allowances	883	757

Deferred tax liabilities (on balance):
Intangible assets	(1,733)	(1,875)
Interest expense limitation	—	—
Fixed asset depreciation	—	(19)
Deferred revenues / costs	(45)	(60)
Computer software	(141)	(94)

	(1,919)	(2,048)

Net deferred tax liability	$(1,036)	$(1,291)

Recognized as:
Deferred income taxes, current	$(19)	$(18)
Deferred income taxes, non-current	(1,017)	(1,273)

Total	$(1,036)	$(1,291)

At December 31, 2009 and 2008, the Company had net operating loss carryforwards of approximately $1,579 million and $1,670 million, respectively, which will begin to expire in 2010, of which approximately $993 million relates to the U.S. In addition, the Company had tax credit carryforwards of approximately $58 million and $36 million at December 31, 2009 and 2008, respectively, which will begin to expire in 2010. In certain jurisdictions, the Company has operating losses and other tax attributes that due to the uncertainty of achieving sufficient profits to utilize these operating loss carryforwards and tax credit carryforwards, the Company currently believes it is more likely than not that a portion of these losses will not be realized. Therefore, the Company has recorded a valuation allowance of approximately $203 million and $203 million at December 31, 2009 and 2008, respectively, related to these net operating loss carryforwards and tax credit carryforwards. In addition, the Company has established valuation allowances of $30 million and $29 million, at December 31, 2009 and 2008, respectively, on deferred tax assets related to other temporary differences, which the Company currently believes will not be realized.

As a consequence of the significant restructuring of the ownership of the Nielsen non-U.S. subsidiaries in 2007 and 2008 the Company has determined that as of December 31, 2009 no income taxes are required to be

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

provided for on the approximately $2.8 billion, which is the excess of the book value of its investment in non-U.S. subsidiaries over the corresponding tax basis. Certain of these differences can be eliminated at a future date without tax consequences and the remaining difference which is equal to the undistributed historic earnings of such subsidiaries are indefinitely reinvested. It is not practical to estimate the additional income taxes and applicable withholding that would be payable on the remittance of such undistributed historic earnings.

At December 31, 2009 and 2008, the Company had gross uncertain tax positions of $129 million and $187 million, respectively. The Company has also accrued interest and penalties associated with these uncertain tax positions as of December 31, 2009 and 2008 of $23 million, and $22 million, respectively. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of benefit/(provision) for income taxes in the Consolidated Statement of Operations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(IN MILLIONS)	December 31, 2009	December 31, 2008
Balance as of the beginning of period	$187	$195
Additions for current year tax positions	7	36
Additions for tax positions of prior years	7	18
Reductions for lapses of statute of limitations	(74)	(56)
Cumulative Translation of Non-US denominated positions	2	(6)

Balance as of the end of the period	$129	$187

These gross contingency additions do not take into account offsetting tax benefits associated with the correlative effects of potential adjustments. The uncertain tax position gross balance also includes cumulative translation adjustments associated with non-U.S. dollar denominated tax exposures.

If the balance of the Company’s uncertain tax positions is sustained by the taxing authorities in the Company’s favor, the reversal of the entire balance would reduce the Company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for 2005 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2008.

The IRS also commenced examinations of certain Company’s U.S. Federal income tax returns for 2006 and 2007 in the first quarter of 2009. The Company is also under Canadian audit for the years 2006 and 2007. With the exception of the 2006 and 2007 U.S. Federal examinations, it is anticipated that all examinations will be completed within the next twelve months. To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

It is reasonably possible that a reduction in a range of $9 million to $38 million of uncertain tax positions may occur within 12 months as a result of projected resolutions of worldwide tax disputes.

14. Investments in Affiliates and Related Party Transactions

As of December 31, 2009 and 2008, Nielsen had investments in affiliates of $82 million and $117 million, respectively. Nielsen’s only significant investment, and its percentage of ownership as of December 31, 2009,

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

was its 51% non-controlling ownership interest in Scarborough Research (“Scarborough”). During the third quarter of 2009, the Company concluded that the carrying value of its non-controlling ownership interest in Scarborough was impaired as a result of continued declines in customer discretionary spending and the related impact on the launch of new performance tracking and marketing products. The Company deemed this impairment to be other than temporary and, accordingly, recorded an after-tax non-cash impairment charge of $26 million (net of a tax adjustment of $18 million) during the period in “Equity in net loss of affiliates” in the Consolidated Statement of Operations. As of December 31, 2009, the carrying value of the Company’s investment in Scarborough was $54 million.

As discussed in Note 3 “Business Acquisitions,” on December 19, 2008 Nielsen completed the purchase of the remaining 50% interest in AGBNMR, a leading international television audience media measurement business, from WPP in exchange for certain assets valued at $72 million. Net cash acquired in this transaction was $23 million.

On October 30, 2007, Nielsen completed the sale of its 50% interest in VNU Exhibitions Europe B.V. to Jaarbeurs (Holding) B.V. for $51 million.

Related Party Transactions with Affiliates

Nielsen and Scarborough enter into various related party transactions in the ordinary course of business, including Nielsen’s providing certain general and administrative services to Scarborough. Nielsen pays royalties to Scarborough for the right to include Scarborough data in Nielsen products sold directly to Nielsen customers. Additionally, Nielsen sells various Scarborough products directly to its clients, for which it receives a commission from Scarborough. As a result of these transactions Nielsen received net payments from Scarborough of $9 million, $9 million and $15 million for the years ended December 31, 2009, 2008 and 2007. Obligations between Nielsen and Scarborough are settled in cash, on a monthly basis in the ordinary course of business and amounts outstanding were not material at December 31, 2009 or 2008.

Transactions with Sponsors

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

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

For the years ended December 31, 2009, 2008 and 2007, the Company recorded $12 million, $11 million and $11 million, respectively in selling, general and administrative expenses related to these management fees, sponsor travel and consulting.

At December 31, 2009 and 2008, respectively, short-term debt included $3 million and $2 million payable to Valcon Acquisition Holding B.V. Nielsen recorded zero, $2 million and $4 million in interest expense from loans with these related parties for years ended December 31, 2009, 2008 and December 31, 2007, respectively.

Equity Healthcare LLC

Effective January 1, 2009, Nielsen entered into an employer health program arrangement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting and oversight by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms from providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. Equity Healthcare is an affiliate of The Blackstone Group, one of the Sponsors.

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to us, we pay Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of December 31, 2009, Nielsen had approximately 8,000 employees enrolled in its self-insured health benefit plans in the United States. Equity Healthcare may also receive a fee (“Health Plan Fees”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds.

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

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

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

	For the Years Ending December 31,
(IN MILLIONS)	2010	2011	2012	2013	2014	Thereafter	Total
Operating leases	$92	$74	$63	$47	$41	$80	$397
Other contractual obligations	331	220	219	132	4	2	908

Total	$423	$294	$282	$179	$45	$82	$1,305

Total expenses incurred under operating leases were $107 million, $108 million and $120 million for the years ended December 31, 2009, 2008 and 2007, respectively. Nielsen recognized rental income received under subleases of $12 million, $10 million and $8 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, Nielsen had aggregate future proceeds to be received under non-cancelable subleases of $58 million.

Nielsen also has minimum commitments under non-cancelable capital leases. See Note 10 “Long-term Debt and Other Financing Arrangements” for further discussion.

Guarantees and Other Contingent Commitments

At December 31, 2009, Nielsen was committed under the following significant guarantee arrangements:

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

Letters of credit and bank guarantees

Letters of credit and bank guarantees issued and outstanding amount to $17 million and $5 million at December 31, 2009 and 2008, respectively.

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

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

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

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida on April 30, 2009. The lawsuit alleges that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. After briefing and a hearing, by order dated August 28, 2009, the court granted Nielsen’s motion to dismiss the complaint, with leave to amend the complaint. Sunbeam subsequently filed an amended complaint restating the same claims as contained in the original complaint; by order dated January 11, 2010, the court granted Nielsen’s motion to dismiss the federal and state antitrust claims, as well as the state unfair trade practices claim, with leave to amend those claims, and denied Nielsen’s motion to dismiss the breach of contract claim. Sunbeam subsequently filed a second amended complaint and, in lieu of answering, Nielsen has moved to dismiss the state and federal antitrust claims, as well as the state unfair trade practices claim, contained in the second amended complaint; Sunbeam has not yet responded to Nielsen’s motion. Nielsen continues to believe this lawsuit is without merit and intends to defend it vigorously.

Other Legal Proceedings and Contingencies

Nielsen is subject to litigation and other claims in the ordinary course of business.

16. Segments

Effective December 2009, the Company realigned its operating segments in order to conform to management’s current reporting, which is reflective of service offerings by industry. Management aggregates such operating segments into three reportable segments: What Consumers Watch (“Watch”), consisting principally of television ratings, television, internet and mobile audience and advertising measurement and corresponding research and analysis in various facets of the entertainment and media sectors; What Consumers Buy (“Buy”), consisting principally of market research information and analytical services present within each geography; and Expositions, consisting principally of trade shows, events and conferences. Corporate consists principally of unallocated items such as certain facilities and infrastructure costs as well as intersegment eliminations.

Certain corporate costs, other than those described above, including those related to selling, finance, legal, human resources, and information technology systems, are considered operating costs and are allocated to our

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

segments based on either the actual amount of costs incurred or on a basis consistent with the operations of the underlying segment. Information with respect to the operations of each of Nielsen’s business segments is set forth below based on the nature of the products and services offered and geographic areas of operations.

Business Segment Information

	Year Ended December 31,
(IN MILLIONS)	2009	2008	2007
Revenues
Watch	$1,635	$1,480	$1,339
Buy	2,993	3,084	2,868
Expositions	180	240	248
Corporate and eliminations	—	2	3

Total	$4,808	$4,806	$4,458

	Year Ended December 31,
(IN MILLIONS)	2009	2008	2007
Depreciation and amortization
Watch	$279	$245	$206
Buy	230	206	190
Expositions	40	40	42
Corporate and eliminations	8	8	13

Total	$557	$499	$451

	Year Ended December 31,
(IN MILLIONS)	2009	2008	2007
Impairment of goodwill and intangible assets
Watch	$402	$96	$—
Buy	—	—	—
Expositions	125	—	—
Corporate and eliminations	—	—	—

Total	$527	$96	$—

	Year Ended December 31,
(IN MILLIONS)	2009	2008	2007
Restructuring costs
Watch	$9	$14	$10
Buy	39	74	84
Expositions	3	1	2
Corporate and eliminations	11	29	37

Total	$62	$118	$133

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
(IN MILLIONS)	2009	2008	2007
Share-Based Compensation
Watch	$3	$7	$24
Buy	6	4	7
Expositions	—	1	3
Corporate and eliminations	5	6	18

Total	$14	$18	$52

	Year Ended December 31,
(IN MILLIONS)	2009	2008	2007
Operating (loss)/income
Watch	$(73)	$171	$188
Buy	361	315	264
Expositions	(105)	50	44
Corporate and eliminations	(67)	(115)	(120)

Total	$116	$421	$376

	Year Ended December 31,
(IN MILLIONS)	2009	2008	2007
Interest income
Watch	$1	$2	$7
Buy	4	8	11
Expositions	—	1	—
Corporate and eliminations	2	6	12

Total	$7	$17	$30

	Year Ended December 31,
(IN MILLIONS)	2009	2008	2007
Interest expense
Watch	$8	$9	$10
Buy	3	3	4
Expositions	—	—	—
Corporate and eliminations	633	605	608

Total	$644	$617	$622

(IN MILLIONS)	Year Ended December 31,
	2009	2009	2007
Equity in net (loss)/income of affiliates
Watch	$(1)	$(17)	$(10)
Buy	(18)	10	9
Expositions	—	—	4
Corporate and eliminations	(3)	—	(1)

Total	$(22)	$(7)	$2

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

(IN MILLIONS)	December 31, 2009	December 31, 2008
Total assets
Watch	$6,556	$7,073
Buy	6,706	6,334
Expositions	857	1,207
Corporate and eliminations(1)	470	468

Total	$14,589	$15,082

(1)	Includes cash of $148 million and $158 million and deferred bank fees of $135 million and $112 million as of December 31, 2009 and 2008, respectively.

(IN MILLIONS)	December 31, 2009	December 31, 2008
Total liabilities
Watch	$1,227	$1,401
Buy	1,831	1,941
Expositions	97	220
Corporate and eliminations(1)	8,635	8,629

Total	$11,790	$12,191

(1)	Includes debt of $8,512 million and $8,357 million as of December 31, 2009 and 2008, respectively.

(IN MILLIONS)	Year ended December 31,
	2009	2008	2007
Capital expenditures
Watch	$127	$167	$124
Buy	136	166	120
Expositions	16	23	10
Corporate and eliminations	3	14	12

Total	$282	$370	$266

Geographic Segment Information

(IN MILLIONS)	Revenues(1)	Operating Income/ (Loss)	Long- lived Assets(2)
2009
United States(3)	$2,478	$(260)	$8,804
North and South America, excluding the United States	477	145	1,627
The Netherlands	43	—	5
Other Europe, Middle East & Africa	1,298	159	1,424
Asia Pacific	512	72	546

Total	$4,808	$116	$12,406

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

(IN MILLIONS)	Revenues(1)	Operating Income/ (Loss)	Long- lived Assets(2)
2008
United States(3)	$2,485	$123	$9,601
North and South America, excluding the United States	497	121	1,435
The Netherlands	46	7	6
Other Europe, Middle East & Africa	1,292	124	1,385
Asia Pacific	486	46	431

Total	$4,806	$421	$12,858

(IN MILLIONS)	Revenues(1)	Operating Income/(Loss)
2007
United States	$2,404	$159
North and South America, excluding the United States	440	89
The Netherlands	35	(10)
Other Europe, Middle East & Africa	1,143	96
Asia Pacific	436	42

Total	$4,458	$376

(1)	Revenues are attributed to geographic areas based on the location of customers.

(2)	Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

(3)	Operating loss includes charges for the impairment of goodwill and intangible assets of $527 in 2009 and a goodwill impairment charge of $96 million in 2008.

17. Additional Financial Information

Accounts payable and other current liabilities

(IN MILLIONS)	December 31, 2009	December 31, 2008
Trade payables	$117	$95
Personnel costs	305	294
Current portion of restructuring liabilities	66	95
Data and professional services	169	156
Interest payable	97	96
Other current liabilities(1)	245	283

Total accounts payable and other current liabilities	$999	$1,019

(1)	Other includes multiple items, none of which is individually significant.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

18. Quarterly Financial Data (unaudited)

(IN MILLIONS)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Revenues	$1,102	$1,182	$1,227	$1,297
Operating income/(loss)(1)	112	172	(326)	158
Income/(loss) from continuing operations before income taxes and equity in net (loss)/income of affiliates	6	(43)	(534)	(29)
Discontinued operations, net of tax(2)	(2)	—	(48)	(11)
Net income/(loss) attributable to The Nielsen Company B.V.	$4	$(9)	$(527)	$42

(IN MILLIONS)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenues	$1,156	$1,241	$1,223	$1,186
Operating income(3)	106	154	124	37
(Loss)/income from continuing operations before income taxes, minority interests and equity in net (loss)/income of affiliates	(110)	19	59	(152)
Discontinued operations, net of tax(4)	—	1	(6)	(270)
Net (loss)/income attributable to The Nielsen Company B.V	$(82)	$15	$42	$(477)

(1)	Includes restructuring charges of $56 million in the fourth quarter of 2009. The third quarter of 2009 also includes charges for the impairment of goodwill impairment and intangible assets of $527 million.

(2)	Includes a net loss after taxes of $14 million relating to the sale of the media properties within our Publications operating segment during the fourth quarter of 2009. The third quarter of 2009 includes a goodwill impairment charge relating to the Publications operating segment of $55 million.

(3)	Includes restructuring charges of $45 million and $58 million for the third quarter and the fourth quarter of 2008, respectively. The fourth quarter of 2008 also includes a goodwill impairment charge of $96 million.

(4)	The third quarter of 2008 includes a goodwill impairment charge relating to the Publications operating segment of $336 million.

19. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the consolidating balance sheet as of December 31, 2009 and 2008 and consolidating statements of operations and cash flows for the years ended December 31, 2009, 2008 and 2007. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., Nielsen Business Media Holding Company, TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen Business Media Holding Company, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are the Company and the subsidiary issuers (Nielsen Finance LLC and Nielsen Finance Co.), both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors of the debt issued by Nielsen.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidating Statement of Operations

For the year ended December 31, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,463	$2,345	$—	$4,808

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	998	1,025	—	2,023
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	767	756	—	1,523
Depreciation and amortization	—	—	428	129	—	557
Impairment of goodwill and intangible assets	—	—	527	—	—	527
Restructuring costs	—	—	22	40	—	62

Operating (loss)/income	—	—	(279)	395	—	116

Interest income	19	446	60	66	(584)	7
Interest expense	(56)	(580)	(529)	(63)	584	(644)
Loss on derivative instruments	—	(56)	(4)	—	—	(60)
Foreign currency exchange transaction gains/(losses), net	1	(26)	26	(3)	—	(2)
Equity in net (loss)/income of subsidiaries	(426)	—	40	—	386	—
Other (expense)/income, net	(14)	(6)	128	(125)	—	(17)

(Loss)/income from continuing operations before income taxes and equity in net loss of affiliates	(476)	(222)	(558)	270	386	(600)
(Provision)/benefit for income taxes	(14)	84	217	(92)	—	195
Equity in net (loss)/income of affiliates	—	—	(24)	2	—	(22)

(Loss)/income from continuing operations	(490)	(138)	(365)	180	386	(427)
Discontinued operations, net of tax	—	—	(61)	—	—	(61)

Net (loss)/income	(490)	(138)	(426)	180	386	(488)
Less: net income attributable to noncontrolling interests	—	—	—	2	—	2

Net (loss)/income attributable to controlling interests	$(490)	$(138)	$(426)	$178	$386	$(490)

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidating Statement of Operations

For the year ended December 31, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,485	$2,331	$(10)	$4,806

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	996	1,071	(10)	2,057
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	846	769	—	1,615
Depreciation and amortization	—	—	383	116	—	499
Impairment of goodwill and intangible assets	—	—	96	—	—	96
Restructuring costs	—	—	41	77	—	118

Operating income	—	—	123	298	—	421

Interest income	44	461	72	90	(650)	17
Interest expense	(78)	(535)	(580)	(74)	650	(617)
(Loss)/gain on derivative instruments	—	(20)	5	—	—	(15)
Foreign currency exchange transaction gains/(losses), net	—	48	(21)	(5)	—	22
Equity in net (loss)/income of subsidiaries	(453)	—	149	—	304	—
Other income/(expense), net	—	—	11	(23)	—	(12)

(Loss)/income from continuing operations before income taxes and equity in net loss of affiliates	(487)	(46)	(241)	286	304	(184)
(Provision)/benefit for income taxes	(15)	13	70	(104)	—	(36)
Equity in net (loss)/income of affiliates	—	—	(9)	2	—	(7)

(Loss)/income from continuing operations	(502)	(33)	(180)	184	304	(227)
Discontinued operations, net of tax	—	—	(273)	(2)	—	(275)

Net (loss)/income	(502)	(33)	(453)	182	304	(502)
Less: net income attributable to noncontrolling interests	—	—	—	—	—	—

Net (loss)/income attributable to controlling interests	$(502)	$(33)	$(453)	$182	$304	$(502)

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidating Statement of Operations

For the year ended December 31, 2007

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,349	$2,125	$(16)	$4,458

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	1,012	996	(16)	1,992
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1	—	773	732	—	1,506
Depreciation and amortization	—	—	334	117	—	451
Impairment of goodwill and intangible assets	—	—	—	—	—	—
Restructuring costs	—	—	66	67	—	133

Operating (loss)/income	(1)	—	164	213	—	376

Interest income	45	528	52	90	(685)	30
Interest expense	(77)	(546)	(636)	(48)	685	(622)
Gain on derivative instruments	—	34	6	—	—	40
Foreign currency exchange transaction losses, net	(3)	(93)	(9)	—	—	(105)
Equity in net (loss)/income of subsidiaries	(221)	—	101	—	120	—
Other (expense)/income, net	(5)	(3)	16	(7)	—	1

(Loss)/income from continuing operations before income taxes and equity in net loss of affiliates	(262)	(80)	(306)	248	120	(280)
(Provision)/benefit for income taxes	(18)	29	84	(107)	—	(12)
Equity in net (loss)/income of affiliates	—	—	(6)	8	—	2

(Loss)/income from continuing operations	(280)	(51)	(228)	149	120	(290)
Discontinued operations, net of tax	—	—	7	3	—	10

Net (loss)/income	(280)	(51)	(221)	152	120	(280)
Less: net income attributable to noncontrolling interests	—	—	—	—	—	—

Net (loss)/income attributable to controlling interests	$(280)	$(51)	$(221)	$152	$120	$(280)

The Nielsen Company B.V.

Notes to Consolidating Financial Statements (continued)

Consolidating Balance Sheet

December 31, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$2	$2	$160	$347	$—	$511
Trade and other receivables, net	—	—	366	570	—	936
Prepaid expenses and other current assets	1	23	85	86	—	195
Intercompany receivables	332	114	549	371	(1,366)	—

Total current assets	335	139	1,160	1,374	(1,366)	1,642
Non-current assets
Property, plant and equipment, net	—	—	354	239	—	593
Goodwill	—	—	4,939	2,117	—	7,056
Other intangible assets, net	—	—	3,364	1,393	—	4,757
Deferred tax assets	—	196	—	48	(196)	48
Other non-current assets	8	104	240	141	—	493
Equity investment in subsidiaries	2,832	—	4,310	—	(7,142)	—
Intercompany loans	275	7,673	836	1,564	(10,348)	—

Total assets	$3,450	$8,112	$15,203	$6,876	$(19,052)	$14,589

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$3	$134	$292	$570	$—	$999
Deferred revenues	—	—	249	186	—	435
Income tax liabilities	—	—	53	29	—	82
Current portion of long-term debt, capital lease obligations and short-term borrowings	72	13	9	16	—	110
Intercompany payables	—	187	818	361	(1,366)	—

Total current liabilities	75	334	1,421	1,162	(1,366)	1,626
Non-current liabilities
Long-term debt and capital lease obligations	576	7,848	106	18	—	8,548
Deferred tax liabilities	12	—	1,110	139	(196)	1,065
Intercompany loans	—	—	9,500	848	(10,348)	—
Other non-current liabilities	2	63	234	252	—	551

Total liabilities	665	8,245	12,371	2,419	(11,910)	11,790

Total shareholders’ equity	2,785	(133)	2,832	4,443	(7,142)	2,785
Noncontrolling interests	—	—	—	14	—	14

Total equity	2,785	(133)	2,832	4,457	(7,142)	2,799

Total liabilities and equity	$3,450	$8,112	$15,203	$6,876	$(19,052)	$14,589

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidating Balance Sheet

December 31, 2008

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$162	$303	$—	$466
Trade and other receivables, net	—	—	427	531	—	958
Prepaid expenses and other current assets	2	17	74	96	—	189
Intercompany receivables	346	105	385	394	(1,230)	—

Total current assets	349	122	1,048	1,324	(1,230)	1,613
Non-current assets
Property, plant and equipment, net	—	—	378	225	—	603
Goodwill	—	—	5,284	1,901	—	7,185
Other intangible assets, net	—	—	3,888	1,182	—	5,070
Deferred tax assets	—	170	4	39	(170)	43
Other non-current assets	20	107	266	175	—	568
Equity investment in subsidiaries	2,881	—	3,866	—	(6,747)	—
Intercompany loans	632	6,929	985	1,564	(10,110)	—

Total assets	$3,882	$7,328	$15,719	$6,410	$(18,257)	$15,082

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$17	$113	$327	$562	$—	$1,019
Deferred revenues	—	—	280	158	—	438
Income tax liabilities	4	—	92	42	—	138
Current portion of long-term debt, capital lease obligations and other short-term borrowings	—	45	359	17	—	421
Intercompany payables	—	170	805	255	(1,230)	—

Total current liabilities	21	328	1,863	1,034	(1,230)	2,016
Non-current liabilities
Long-term debt and capital lease obligations	957	7,002	97	17	—	8,073
Deferred tax liabilities	18	—	1,349	119	(170)	1,316
Intercompany loans	—	—	9,086	1,024	(10,110)	—
Other non-current liabilities	11	129	443	203	—	786

Total liabilities	1,007	7,459	12,838	2,397	(11,510)	12,191

Total shareholders’ equity	2,875	(131)	2,881	3,997	(6,747)	2,875
Noncontrolling interests	—	—	—	16	—	16

Total equity	2,875	(131)	2,881	4,013	(6,747)	2,891

Total liabilities and equity	$3,882	$7,328	$15,719	$6,410	$(18,257)	$15,082

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidating Statement of Cash Flows

For the year ended December 31, 2009

	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$5	$(14)	$197	$327	$515

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(42)	(8)	(50)
Proceeds/payments from sale of subsidiaries and affiliates, net	—	—	84	—	84
Additions to property, plant and equipment and other assets	—	—	(85)	(54)	(139)
Additions to intangible assets	—	—	(98)	(45)	(143)
Other investing activities	15	—	1	5	21

Net cash provided by/(used) in investing activities	15	—	(140)	(102)	(227)

Financing activities:
Repayments of revolving credit facility	—	—	(295)	—	(295)
Proceeds from issuances of debt	—	1,223	—	—	1,223
Repayments of debt	(390)	(577)	—	(9)	(976)
(Decrease)/increase in other short-term borrowings	—	—	(59)	10	(49)
Stock activity of subsidiaries, net	—	—	—	(3)	(3)
Valcon capital return	(1)	—	—	—	(1)
Settlement of derivatives, intercompany and other financing activities	372	(630)	285	(197)	(170)

Net cash (used in)/provided by financing activities	(19)	16	(69)	(199)	(271)

Effect of exchange-rate changes on cash and cash equivalents	—	—	10	18	28

Net increase/(decrease) in cash and cash equivalents	1	2	(2)	44	45

Cash and cash equivalents at beginning of period	1	—	162	303	466

Cash and cash equivalents at end of period	$2	$2	$160	$347	$511

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidating Statement of Cash Flows

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

Consolidating Statement of Cash Flows

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

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Schedule II—Valuation and Qualifying Accounts

For the Years ended December 31, 2009, 2008 and 2007

(IN MILLIONS)	Balance Beginning of Period	Charged to Operating Income	Acquisitions and Divestitures	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for accounts receivable and sales returns
For the year ended December 31, 2007	$29	$3	$(2)	$(3)	$—	$27

For the year ended December 31, 2008	$27	$11	$3	$(7)	$(1)	$33

For the year ended December 31, 2009	$33	$14	$(2)	$(15)	$1	$31

(IN MILLIONS)	Balance Beginning of Period	Charged to Expense	Charged to Other Accounts	Acquisitions and Divestitures	Effect of Foreign Currency Translation	Balance at End of Period
Valuation allowance for deferred taxes
For the year ended December 31, 2007	$179	$17	$20	$(20)	$3	$199

For the year ended December 31, 2008	$199	$4	$26	$4	$(1)	$232

For the year ended December 31, 2009	$232	$8	$(7)	$—	$—	$233

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

The Company’s financial statements included in this annual report on Form 10-K have been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP has also provided an attestation report on the Company’s internal control over financial reporting. Their reports appear in Part II, Item 8. “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

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

Management

The Executive Officers set forth below are responsible for achieving Nielsen’s goals, strategy, policies and results. The supervision of Nielsen’s management and the general course of its affairs and business operations is entrusted to the Supervisory Board, which currently consists of twelve members. The officers and directors of Nielsen are as follows:

Name	Age	Position(s)
Executive Officers
David L. Calhoun	52	Chairman, Executive Board and Chief Executive Officer
Susan Whiting	53	Vice Chairperson
Mitchell Habib	49	Executive Vice President, Global Business Services
Brian J. West	40	Chief Financial Officer
Itzhak Fisher	53	Executive Vice President, Global Product Leadership
Jeffrey R. Charlton	48	Senior Vice President and Corporate Controller
James W. Cuminale	56	Chief Legal Officer
Roberto Llamas	62	Chief Human Resources and Public Affairs Officer

Supervisory Board Members
James A. Attwood, Jr.	51	Director
Richard J. Bressler	52	Director
Simon E. Brown	39	Director
Michael S. Chae	41	Director
Patrick Healy	43	Director
Gerald S. Hobbs	68	Director
James M. Kilts	62	Director
Iain Leigh	53	Director
Eliot P.S. Merrill	39	Director
Alexander Navab	44	Director
Robert Reid	36	Director
Scott A. Schoen	51	Director

David L. Calhoun. Mr. Calhoun serves as Chairman of the Executive Board and Chief Executive Officer of Nielsen, a position he has held since September 2006. Prior to joining Nielsen, Mr. Calhoun was a Vice Chairman of the General Electric Company and President and CEO of GE Infrastructure, the largest of GE’s six business segments and comprised of Aviation, Energy, Oil & Gas, Transportation, and Water & Process Technologies, as well as GE’s Commercial Aviation Services and Energy Financial Services businesses. From 2003 until becoming a Vice Chairman of GE and President and CEO of GE Infrastructure in 2005, Mr. Calhoun served as President and CEO of GE Transportation, which is made up of GE’s Aircraft Engines and Rail businesses. Prior to joining Aircraft Engines in July 2000, Mr. Calhoun served as President and CEO of Employers Reinsurance Corporation from 1999 to 2000; President and CEO of GE Lighting from 1997 to 1999; and President and CEO of GE Transportation Systems from 1995 to 1997. From 1994 to 1995, he served as President of GE Plastics for the Pacific region. Mr. Calhoun joined GE upon graduation from Virginia Polytechnic Institute in 1979. Mr. Calhoun serves on the boards of The Boeing Company, Medtronics, Inc. and NeuroFocus, Inc.

Susan Whiting. Ms. Whiting serves as Vice Chairperson of Nielsen, a position she has held since November 2008. Ms. Whiting joined Nielsen Media Research in 1978 as part of its management training program. She served in numerous positions with Nielsen Media Research including President, Chief Operating Officer, CEO and Chairman. She was named Executive Vice President of The Nielsen Company in January 2007 with marketing and product leadership responsibilities for all Nielsen business units. Ms. Whiting serves on the Board of Directors of Wilmington Trust Corporation, MarkMonitor, Inc., the Ad Council, Denison University, the YMCA of Greater New York, the Center for Communications and the Notebaert Nature Museum. She graduated from Denison University with a Bachelor of Arts degree (cum laude) in Economics.

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

Brian J. West. Mr. West serves as the Chief Financial Officer of Nielsen, a position he has held since February 2007. Prior to joining Nielsen, he was employed by the General Electric Company as the Chief Financial Officer of its GE Aviation division from June 2005. Prior to that, Mr. West held several senior financial management positions within the GE organization, including Chief Financial Officer of its GE Engine Services division, from March 2004, Chief Financial Officer of GE Plastics Lexan, from November 2002, and Chief Financial Officer of its NBC TV Stations division. Mr. West is a veteran of GE’s financial management program and spent more than 16 years with GE. Mr. West is a 1991 graduate from Siena College with a degree in Finance and holds a Masters of Business Administration from Columbia University.

Itzhak Fisher. Mr. Fisher serves as Executive Vice President, Global Product Leadership of Nielsen and has overall responsibility for Nielsen’s Online, Telecom, IAG, Claritas and Entertainment businesses as well as Global Measurement Science, positions he has held since November 2008. Prior to this role, Mr. Fisher served as Executive Chairman of Nielsen Online. Prior to joining Nielsen in 2007, Mr. Fisher was an entrepreneur in high-technology businesses. He was co-founder and chairman of Trendum, a leader in Internet search and linguistic analysis technologies and oversaw Trendum’s acquisitions of BuzzMetrics, a market leader in online word-of-mouth research, and Intelliseek. He served as chairman of the combined entity, Nielsen BuzzMetrics. Mr. Fisher holds a Bachelor of Science degree in computer science from the New York Institute of Technology and pursued advanced studies in computer science at New York University.

Jeffrey R. Charlton. Mr. Charlton serves as Senior Vice President and Corporate Controller, a position he has held since June 2009. Previously, Mr. Charlton had served as Nielsen’s Senior Vice President of Corporate Audit since joining the Company in November 2007. Prior to joining Nielsen, he spent 11 years with the General Electric Company in senior financial management positions, including Senior Vice President Corporate Finance and Controller of NBC Universal. Prior to joining GE, Mr. Charlton was employed by PepsiCo and began his career in 1983 with the public accounting firm of KPMG.

James W. Cuminale. Mr. Cuminale serves as the Chief Legal Officer of Nielsen, a position he has held since November 2006. Prior to joining Nielsen, Mr. Cuminale served for over ten years as the Executive Vice President—Corporate Development, General Counsel and Secretary of PanAmSat Corporation and PanAmSat Holding Corporation. In this role, Mr. Cuminale managed PanAmSat’s legal and regulatory affairs and its ongoing acquisitions and divestitures. Mr. Cuminale serves on the board of Universal Space Network, Inc.

Roberto Llamas. Mr. Llamas serves as Chief Human Resources and Public Affairs Officer of Nielsen, a position he has held since June 2007. In this role he is responsible for all aspects of human resources worldwide and Nielsen’s public affairs. Prior to joining Nielsen, Mr. Llamas was the Chief Administrative Officer for The Cleveland Clinic and prior to that position he maintained a consulting business and was a Managing Partner and the Chief Human Resources Officer at Lehman Brothers. Mr. Llamas holds a Bachelor of Science degree in Marketing Management from California Polytechnic State University and a Masters of Science in Organizational Development from Pepperdine University.

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

Richard J. Bressler. Mr. Bressler has been a member of Nielsen’s Supervisory Board since July 28, 2006. Mr. Bressler joined Thomas H. Lee Partners, L.P. as a Managing Director in 2006. From May 2001 through 2005, Mr. Bressler was Senior Executive Vice President and Chief Financial Officer of Viacom Inc. Before joining Viacom, Mr, Bressler was Executive Vice President of AOL Time Warner Inc. and Chief Executive Officer of AOL Time Warner Investments. Prior to that, Mr. Bressler served in various capacities with Time Warner Inc., including as Chairman and Chief Executive Officer of Time Warner Digital Media and Executive Vice President and Chief Financial Officer of Time Warner Inc. Before joining Time Inc., Mr. Bressler was a partner with Ernst & Young. Mr. Bressler serves on the boards of Warner Music Group Corp., Gartner, Inc. and CC Media Holdings, Inc. and during the past five years has been a director of American Media Operations, Inc. He is also a Board Observer for Univision Communications, Inc. In addition, he serves as Chairman for the Center for Communication Board, the Duke University Fuqua School of Business Board of Visitors, New School University Board of trustees, the J.P. Morgan Chase National Advisory Board and the Columbia University School of Arts Deans’ Council. Mr. Bressler holds a B.B.A. in Accounting from Adelphi University.

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

Michael S. Chae. Mr. Chae has been a member of Nielsen’s Supervisory Board since June 13, 2006. Mr. Chae is a Senior Managing Director of the Private Equity Group of The Blackstone Group. Prior to joining The Blackstone Group in 1997, Mr. Chae worked as an Associate at The Carlyle Group and prior to that he was with Dillon, Read & Co. Mr. Chae is currently a director of Hilton Hotels, The Weather Channel, Michael’s Stores and Universal Orlando and a member of the Board of Trustees of the Lawrenceville School. Mr. Chae graduated magna cum laude from Harvard College, received an M.Phil from Cambridge University and received a J.D. from Yale Law School.

Patrick Healy. Mr. Healy has been a member of Nielsen’s Supervisory Board since June 13, 2006. Mr. Healy is Deputy CEO and a Senior Managing Director of Hellman & Friedman LLC and leads the firm’s London office. Mr. Healy’s primary areas of focus are the media, financial and professional services industries and the firm’s European activities. Prior to joining Hellman & Friedman in 1994, Mr. Healy was with James D. Wolfensohn Incorporated and Consolidated Press Holdings in Australia. Mr. Healy is currently a director of Mondrian Investment Partners, Gartmore Group Limited and Gaztransport et Technigaz S.A.S. and oversees the firm’s investment in Axel Springer AG.

Gerald S. Hobbs. Mr. Hobbs has been a member of Nielsen’s Supervisory Board since January 2004. Mr. Hobbs was formerly Vice Chairman of Nielsen’s Executive Board from 1999 until 2003. Mr. Hobbs is a Managing Director at Boston Ventures, Inc., which he joined in January 2005 as a partner. In addition, Mr. Hobbs is currently a director of The Bureau of National Affairs, Inc., Information Services Group, Inc., Medley Global Advisors, LLC, New Track Media and Western Institutional Review Board, Inc.

James M. Kilts. Mr. Kilts has been a member of Nielsen’s Supervisory Board since November 23, 2006 and was elected Chairman of the Board on May 21, 2009. Mr. Kilts is a founding partner of Centerview Partners. Prior to joining Centerview Partners, Mr. Kilts was Vice Chairman of the Board, The Procter & Gamble Company. Mr. Kilts was formerly Chairman of the Board, Chief Executive Officer and President of The Gillette

Company before the company’s merger with Procter & Gamble in October 2005. Prior to Gillette, Mr. Kilts had served at different times as President and Chief Executive Officer of Nabisco, Executive Vice President of the Worldwide Food Group of Philip Morris, President of Kraft USA and Oscar Mayer, President of Kraft Limited in Canada, and Senior Vice President of Kraft International. A graduate of Knox College, Galesburg, Illinois, Mr. Kilts earned a Masters of Business Administration degree from the University of Chicago. Mr. Kilts is currently a member of the Board of Directors of MetLife, MeadWestvaco and Pfizer. He is also a member of the Board of Overseers of Weill Cornell Medical College. Mr. Kilts serves on the Board of Trustees of Knox College and the University of Chicago and is a member of the Advisory Council of the University of Chicago Booth School of Business.

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

Robert Reid. Mr. Reid has been a member of Nielsen’s Supervisory Board since September 22, 2009. Mr. Reid is a Managing Director in the Corporate Private Equity group at The Blackstone Group. Prior to joining Blackstone, Mr. Reid worked at the Investment Banking Division at Morgan Stanley & Co. Mr. Reid received an AB in Economics from Princeton University where he graduated magna cum laude.

Scott A. Schoen. Mr. Schoen has been a member of Nielsen’s Supervisory Board since June 13, 2006. Mr. Schoen is Vice-Chairman of Thomas H. Lee Partners, L.P. Prior to joining Thomas H. Lee Partners in 1986, Mr. Schoen was with the Private Finance Department of Goldman, Sachs & Co. During the past five years Mr. Schoen was a director of Simmons Company, Affordable Residential Communities, Transwestern Publishing, Refco Inc., Axis Specialty Ltd., Wyndham International Inc. and Spectrum Brands, Inc. He is a trustee of Spaulding Rehabilitation Hospital Network and Partners Continuing Care and an Advisory Board member of the Massachusetts General Hospital Center for Regenerative Medicine. Mr. Schoen received a B.A. in History from Yale University, a J.D. from the Harvard Law School and an M.B.A. from Harvard Graduate School of Business Administration. Mr. Schoen is a member of the New York Bar.

The Supervisory Board and its Committees

The Company is controlled by a group of private equity firms; they control the election of the Supervisory Board and there is no separate nominating committee. Eleven of the twelve supervisory board members are affiliated with these firms based on their percentage of share ownership, including one member from AlpInvest Partners, two from The Blackstone Group, two from The Carlyle Group, one from Hellman & Friedman, two from Kohlberg Kravis Roberts & Co., two from Thomas H. Lee Partners and one from Centerview Partners. The remaining board member was selected as and remains a member of the Company’s Supervisory Board in light of his over ten years of experience as an executive and board member with the Company. The board does not maintain a formal diversity policy governing the nomination of members from within and outside the private equity firms but considers the individual’s background, professional experience, skills and expected contributions to the board and the Company, including financial expertise and experience in and familiarity with the relevant industries in which we operate (i.e., the consumer packaged goods and media businesses).

No members of management serve on the Company’s supervisory board. Mr. James M. Kilts of Centerview Partners serves as the board’s Chairman. The Supervisory Board established and maintains three committees through which it has authorized designated members of the Board to act: the Executive Committee, the Audit Committee and the Compensation Committee. The Executive Committee, consisting of Messrs. Attwood (as Chairman), Schoen, Navab, Healy and Chae, is authorized to act for the Supervisory Board between its regular meetings, subject to Board notification requirements. Mr. Attwood became Chairman of the Executive Committee in 2010. The Executive Committee chairmanship rotates among its members on annual basis.

In general, the Audit Committee, consisting of Messrs. Bressler (as Chairman), Healy and Hobbs, recommends the appointment of an external auditor and oversees the work of the external and internal audit functions, provides compliance oversight, establishes auditing policies, reviews and assesses the financial results relating to Nielsen’s Transformation Initiative, discusses the results of the annual audit, critical accounting policies, significant financial reporting issues and judgments made in connection with the preparation of the financial statements and related matters with the external auditor and reviews earnings press releases and financial information provided to analysts and ratings agencies. The Supervisory Board has determined that Mr. Bressler, the chairman of the Audit Committee, is qualified as an audit committee financial expert within the meaning of the SEC regulations. The Supervisory Board has determined that Mr. Bressler would not be independent if the New York Stock Exchange listing rules applied.

The Compensation Committee, consisting of Messrs. Chae (as Chairman), Schoen, Navab, Attwood and Healy, is responsible for setting, reviewing and evaluating compensation, and related performance and objectives, of our senior management team. Mr. Chae became Chairman of the Compensation Committee in 2010. The Compensation Committee chairmanship rotates among its members on an annual basis.

Management regularly reports to the Supervisory Board and the Executive, Audit and Compensation Committees to ensure effective and efficient oversight of the Company’s activities and to assist in proper risk management and the ongoing evaluation of management controls. The Senior Vice President of Corporate Audit reports functionally and administratively to the Company’s Chief Financial Officer and directly to the Audit Committee. The Company believes that the board’s leadership structure provides appropriate risk oversight of the Company’s activities given the controlling interests held by its shareholders.

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

Compensation Committee Report

The Compensation Committee has:

(1)	reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report on Form 10-K; and,

(2)	based on the review and discussion referred to in paragraph (1) above, recommended to the Supervisory Board that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K relating to the 2009 fiscal year.

Members of the Compensation Committee

Michael S. Chae (Chairman)

James A. Attwood, Jr

Patrick Healy

Alexander Navab

Scott A. Schoen

Compensation Discussion and Analysis

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers for 2009. These individuals are referred to as the “Named Officers”.

Our executive compensation program is approved by our Compensation Committee. None of the Named Officers are members of the Compensation Committee or otherwise have any role in determining the compensation of other Named Officers, with the exception of our Chief Executive Officer, David Calhoun, who has a role in determining the compensation of the other Named Officers.

Executive Compensation Program Objectives and Overview

The Compensation Committee annually reviews Nielsen’s executive compensation program to ensure that:

•	The program appropriately rewards performance that is tied to creating stockholder value; and

•

The program is designed to achieve Nielsen’s goals of promoting financial and operational success by attracting, motivating and facilitating the retention of key employees with outstanding talent and ability.

Nielsen’s executive compensation is based on three components, which are designed to be consistent with the Company’s compensation philosophy: (1) base salary; (2) annual cash incentives; and (3) long-term stock awards, including stock options and occasional awards of restricted stock units (“RSUs”) that are subject to performance-based and time-based vesting conditions. Senior management is asked to invest in the Company to ensure alignment of interests with other owners and stock options are granted when an investment is made. Nielsen also provides certain perquisites to Named Officers. Severance benefits are provided to Named Officers whose employment terminates under certain circumstances. In the event of a change in control, time-vested stock option awards will vest in full and performance-vested stock options may vest depending upon the return to the Sponsors. These benefits are described in further detail below in the section entitled “Potential Payments Upon Termination or Change in Control”.

In structuring executive compensation packages, the Compensation Committee considers how each element of compensation promotes retention and/or motivates performance by the executive. Base salaries, perquisites, severance and other termination benefits are all primarily intended to attract and retain qualified executives. These are the elements of our executive compensation program for which the value of the benefit in any given year is not dependent on performance (although base salary amounts and benefits determined with reference to base salary may increase from year to year depending on performance, among other things). Some of the elements, such as base salaries and perquisites, are generally paid out on a short-term or current basis. Other elements, such as benefits provided upon retirement or other terminations of employment, are generally paid out on a longer-term basis. We believe that this mix of short-term and long-term elements allows us to achieve our goals of attracting and retaining senior executives.

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

We generally do not adhere to rigid formulas or necessarily react to short-term changes in business performance in determining the amount and mix of compensation elements. We consider competitive market compensation but we do not look at specific companies nor attempt to maintain a certain target percentile. We incorporate flexibility into our compensation programs to respond to and adjust for changing business conditions. We believe that our short-term and long-term incentives provide the appropriate alignment between the interests of our owners and management. We did not use a compensation consultant in determining or recommending the amount or form of executive or director compensation.

Current Executive Compensation Program Elements

Base Salaries

We view base salary as a factor in our compensation package specifically related to retaining and attracting talented employees. In determining the amount of base salary that each Named Officer receives, we look to the rate of pay that the executive has received in the past, whether the executive’s position or responsibilities associated with his or her position have changed, if the complexity or scope of his or her responsibilities has increased, and how his or her position relates to other executives and their rate of base salary. Base salaries are reviewed annually or at some other appropriate time by the Compensation Committee and may be increased from time to time pursuant to such review. In determining base salary levels, the Compensation Committee considers Mr. Calhoun’s recommendations with respect to salary levels for Named Officers other than himself. In 2009, we did not provide salary increases to any Named Officers.

The Compensation Committee believes that the base salary levels of the Company’s senior executives are reasonable in view of competitive practices, the Company’s performance and the contribution and expected contribution of those executives to that performance. As described below under “Employment Agreement with Mr. David L. Calhoun”, the Company has entered into an employment agreement with Mr. Calhoun that sets the level of his base salary.

Signing Bonuses

In certain circumstances, the Compensation Committee may grant signing bonuses to new executives in order to attract talented employees for key positions. The amounts of the signing bonuses are determined based upon the facts and circumstances applicable to the new hire. There were no signing bonuses granted to Named Officers in 2009.

Annual Incentives

Under the Executive Incentive Plan, the Compensation Committee bases its annual cash incentives on those factors it believes best create long-term value. Based upon the performance indicated in the table below, an overall Nielsen bonus pool for 2009 was created. Then, several factors were considered in determining performance and the annual incentives for our Named Officers, including the extent to which the Company met its Management EBITDA objective, an assessment of the executive’s qualitative job performance for 2009 and the Named Officer’s expected future contributions to the Company. The starting reference point, or target, for determining 2009 annual incentives for Named Officers was their 2007 incentive paid, but the Compensation Committee can substantially adjust the actual incentive paid, either above or below the reference point, depending on the financial performance of the Company and the individual’s personal performance.

The financial objectives for 2009, the extent to which the Company achieved those objectives and the payout based upon achievement of financial objectives, as set forth in the Executive Incentive Plan (“EIP”), are shown below:

	Target Amount ($ millions)	Actual Amount Achieved ($ millions)	Percent of Target Realized	Weight (as a % of the Named Officer’s target payout)	Payout based on achievement of financial objectives (as a % of the Named Officer’s target payout)
Management EBITDA(1)	$1,270	$1,270	100%	100%	108%

(1)	Management EBITDA reflects earnings before interest, taxes, depreciation and amortization adjusted for unusual and non-recurring items, restructuring, goodwill impairment and stock-based compensation. The Management EBITDA target is also adjusted to exclude the impact of foreign exchange. According to the EIP provisions, at 100% performance, the performance pool is increased by a percentage equal to the percent growth in EBITDA from 2008 to 2009. Since the year-to-year EBITDA growth was 8%, the performance pool was increased 8%.

Mr. Calhoun may adjust the overall bonus pool based upon cash flow performance, but no such adjustment was made for 2009. When determining the actual annual incentives to be paid to the Named Officers for 2009, the Compensation Committee considered the financial performance shown above but also placed particular importance on qualitative factors that were not captured by these financial measures. These factors included the Named Officer’s success in implementing the Company’s plans to integrate and streamline its operations, and his or her judgment, vision and continued ability to lead the Company during a time of significant change. The Compensation Committee considers these factors because they are all expected to have a favorable impact on the mid- and long-term financial performance and value of the Company.

We expect annual incentives for 2010 to be determined by the Compensation Committee in its discretion similar to 2009. The factors to be considered, in general, will include the achievement of the Company’s financial objectives, the Named Officer’s attainment of his or her individual goals and qualitative factors similar to those taken into account for the 2009 incentives. The Compensation Committee will also review the extent to which the Company has accomplished its planned integration and restructuring and the Named Officer’s contributions and expected future contributions to the Company’s operating and strategic plans.

Long-Term Equity Incentive Awards

Our policy is that the long-term equity compensation of our senior executives should be directly linked to the value provided to stockholders.

As described more fully below under “2006 Stock Acquisition and Option Plan”, we currently provide equity awards through common stock, stock options and, in limited circumstances, restricted stock units (RSUs). Executives selected to participate in the 2006 Equity Plan (as defined below) are asked to invest in the Company by purchasing common stock. The amount of common stock initially offered for purchase is based upon the executive’s position in the Company, his or her current impact and projected future impact on the Company. Once the executive purchases common stock at the fair market value as determined by the Executive Committee, a designated number of stock options are granted to the executive. The large majority of these options are granted at an exercise price equal to the “fair market value” as determined by the Executive Committee, while a smaller amount are granted at an exercise price equal to two times the “fair market value”. These stock options are 50% time-vested and 50% performance-vested. For the time-vested options, 5% are vested on the grant date and 19% are vested on December 31 of each of the first five anniversaries of December 31, 2006. For the performance-vested options, 5% are vested on the grant date, and 19% are vested on December 31 of each of the first five anniversaries of December 31, 2006 should the Company meet or exceed its targeted Management EBITDA performance in that year (as described above). If the Management EBITDA target is not met, that portion of the performance-vested options can vest in a future year if the multi-year cumulative Management EBITDA targets are met in the future year.

In 2009, the Compensation Committee approved the following changes to vesting for certain years. The 2009 Management EBITDA performance target was adjusted to the operating plan target. The remainder of the Management EBITDA performance targets, both annual and cumulative, remain the same. However, if the 2010 and 2011 performance targets are not met, the performance options for those years will vest as time-based options as follows:

•	The 2010 performance options will vest on December 31, 2012; and

•	The 2011 performance options will vest on December 31, 2013.

2006 Stock Acquisition and Option Plan

On December 7, 2006, Valcon Acquisition Holding B.V. (“Dutch HoldCo”) adopted the 2006 Stock Acquisition and Option Plan for Key Employees of Valcon Acquisition Holding B.V. and its subsidiaries (the “2006 Equity Plan”), including executives of Nielsen. The 2006 Equity Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, purchase stock, restricted stock, dividend equivalent rights, and other stock-based awards to designated employees of Dutch HoldCo and its affiliates. As of January 31, 2010, a maximum of 35,030,000 shares of common stock of Dutch HoldCo were available for award or purchase under the 2006 Equity Plan. The number of shares issued or reserved pursuant to the 2006 Equity Plan (or pursuant to outstanding awards) is subject to adjustment for mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive changes in the common stock of Dutch HoldCo. Shares of common stock covered by awards that terminate or lapse and shares delivered by a participant or withheld to pay the minimum statutory withholding rate, in each case, will again be available for grant under the 2006 Equity Plan. Shares of common stock that are acquired pursuant to the 2006 Equity Plan will be subject to the Management Stockholder’s Agreement. This agreement places restrictions on the stockholder’s right to transfer and vote his or her shares and provides for call rights on the shares and stock options in the event the stockholder’s employment terminates prior to an initial public offering or other change in control of Dutch Holdco.

Perquisites

We provide our Named Officers with perquisites, reflected in the “All Other Compensation” column of the Summary Compensation Table and described in the footnotes thereto. We believe that these are reasonable, competitive and consistent with our overall compensation program. The cost of these benefits is a small percentage of the overall compensation package, but the Compensation Committee believes that they allow the executives to work more efficiently. We provide financial and tax preparation services, executive physicals and car allowances. Where necessary for business purposes, we also provide reimbursement for private club membership.

Severance and Other Benefits Upon Termination of Employment or Change in Control

We believe that severance protections play a valuable role in attracting and retaining key executive officers. Accordingly, we provide these protections to our senior executives. Since 2007, we have offered these protections in conjunction with participation in the Company’s 2006 Equity Plan. In the case of Mr. Calhoun, however, these benefits are provided under his employment agreement, which is described in further detail below under the section “Employment Agreement with Mr. David L. Calhoun.” The Compensation Committee considers these severance protections to be an important part of an executive’s compensation. Consistent with his responsibilities as Chief Executive Officer and with competitive practice, Mr. Calhoun’s severance protections are higher than those of the other Named Officers.

Summary Compensation Table

The following table presents information regarding compensation for fiscal 2009, fiscal 2008 and fiscal 2007 of our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers serving at the end of fiscal 2009. These individuals are referred to as “Named Officers”.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($)(2) (d)	Stock Awards ($)(3) (e)	Option Awards ($)(4) (f)	Non-Equity Incentive Plan Compensation ($)(5) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(6) (i)	Total ($) (j)
David Calhoun	2009	1,687,500	2,004,039	—	—	2,500,000	—	134,682	6,326,221
Chief Executive Officer	2008	1,600,962	2,004,039	—	—	1,650,000	—	199,005	5,454,006
	2007	1,500,000	2,004,039	—	—	1,900,000	—	86,816	5,490,855

Mitchell Habib	2009	778,846	—	1,000,000	—	1,200,000	—	71,890	3,050,736
Executive Vice President	2008	671,538	—	—	—	825,000	—	44,127	1,540,665
	2007	484,615	500,000	—	3,595,500	1,000,000	—	13,606	5,593,721

Susan Whiting	2009	934,615	—	—	—	850,000	29,718	176,242	1,990,575
Vice Chairperson	2008	882,115	—	—	—	700,000	1,888	208,107	1,792,110
	2007	850,000	—	1,000,000	4,921,500	900,000	28,172	177,163	7,876,835

Brian West	2009	789,231	—	—	—	1,000,000	—	61,742	1,850,973
Chief Financial Officer	2008	723,308	—	—	—	675,000	—	68,644	1,466,952
	2007	581,539	4,000,000	—	3,995,000	800,000	—	272,331	9,648,870

Roberto Llamas	2009	677,885	—	—	—	800,000	—	46,349	1,524,234
Chief HR Officer

(1)	Increase in salary reflects 27 pay periods in 2009 versus 26 pay periods in prior years.

(2)	Represents signing bonuses.

(3)	Represents the aggregate grant date fair value of restricted stock units awarded to the Named Officer as calculated pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation—Stock Compensation (ASC Topic 718). For a discussion of the assumptions and methodologies used to value the awards reported in column (e), please see the discussion contained in Note 13 “Share-Based Compensation” to the Company’s consolidated financial statements, included as part of this Annual Report. All numbers exclude estimates of forfeitures. Adjustments to 2007 and 2008 totals have been made to reflect updated Securities and Exchange Commission reporting requirements.

(4)	Represents the aggregate grant date fair value of options awarded to the Named Officers as calculated pursuant to FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value the awards reported in column (f), please see the discussion of option awards contained in Note 13 “Share-Based Compensation” to the Company’s consolidated financial statements, included as part of this Annual Report. All numbers exclude estimates of forfeitures. Adjustments to 2007 and 2008 totals have been made to reflect updated Securities and Exchange Commission reporting requirements.

(5)	For 2009, the amounts reflected for Mr. Calhoun, Ms. Whiting and Messrs. Habib, West and Llamas represent the 2009 annual incentive payments made in February 2010.

(6)	For 2009, Mr. Calhoun’s amount includes financial planning ($29,663), amounts relating to his automobile and driver ($31,506), retirement plan contributions ($31,350) and tax gross-up amounts ($42,163). Mr. Habib’s amount includes car allowance ($16,200), correction for 2008 tax gross-up for car allowance not paid in 2008 ($14,921), financial planning ($8,357), medical exam (1,421), retirement contributions ($19,062) and tax gross-up amounts ($11,929). Ms. Whiting’s amount includes club dues ($3,000), car expense ($17,383), financial planning ($8,741), apartment ($58,630), retirement contributions ($17,693) and tax gross-up amounts ($70,795). Mr. West’s amount includes car allowance ($16,200), correction for 2008 tax gross-up for car allowance not paid in 2008 ($13,293), financial planning ($7,800), retirement plan contributions ($12,708) and tax gross-up ($11,741). Mr. Llamas’ amount includes car allowance ($16,200), correction on 2008 tax gross-up for car allowance not paid in 2008 ($13,235), retirement contributions ($10,327) and tax gross-up ($6,587).

Notes:

-	Principal positions of the Named Officers are those as of December 31, 2009.

-	The valued realized on vesting reflects the price of Company common shares on 12/31/09, which was $11.50/share.

Grants of Plan-Based Awards in 2009

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
David Calhoun	1/1/09	—	1,900,000	—	—	—
Mitchell Habib	1/1/09 6/19/09	— —	1,000,000 —	—	— 100,000	1,000,000
Susan Whiting	1/1/09	—	900,000	—	—	—
Brian West	1/1/09	—	800,000	—	—	—
Roberto Llamas	1/1/09	—	700,000	—	—	—

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2009 Table

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our Named Officers in 2009. The primary elements of each Named Officer’s total compensation reported in the table are base salary, an annual cash incentive, and the stock and options award columns reflect their awards in the equity of Valcon Acquisition Holding B.V., a parent of Nielsen.

The Summary Compensation Table and the Grants of Plan-Based Awards in 2009 Table should be read in conjunction with the narrative descriptions that follow.

Equity Awards

Upon the purchase of a prescribed number of shares of common stock, each Named Officer received stock options at an exercise price of $10 per share and others at an exercise price of $20 per share. One-half of the options are time-vested, which became 5% vested on the grant date with the remaining time options vesting 19% a year on the last day of each of the calendar years 2007 through 2011. One-half of the options are performance-vested which became 5% vested on the grant date with the remaining performance options vesting 19% on the last day of each of the calendar years 2007 through 2011, if and only if the Company’s performance equals or exceeds the applicable annual Management EBITDA targets. The achievement of the annual Management EBITDA targets on a cumulative basis for any current year and all prior years will cause “catch-up” vesting of any prior year’s installments which were not vested because of a failure to achieve the applicable annual Management EBITDA target for any such prior year. The number of common shares purchased by each of the Named Officers is as follows: Mr. Calhoun (2,000,000), Ms. Whiting (100,000), Mr. Habib (175,000), Mr. West (125,000) and Mr. Llamas (150,000). These shares were purchased between November 2006 and May 2007. In June 2009 Mr. Habib was awarded 100,000 RSU’s at a grant price of $10 per share that vest ratably each December 31st from 2010 through 2012.

Employment Agreement with Mr. David L. Calhoun

On August 22, 2006 we entered into an employment agreement with Mr. David L. Calhoun, our Chief Executive Officer, which was amended effective as of September 14, 2006. His employment agreement was amended and restated effective December 15, 2008.

The employment agreement has an employment term which commenced as of September 11, 2006 and, unless earlier terminated, will continue until December 31, 2011. On each December 31 thereafter, the employment agreement will be automatically extended for successive additional one-year periods unless either party provides the other 90 days’ prior written notice that the employment term will not be so extended. Under the employment agreement, Mr. Calhoun is entitled to a base salary of $1,500,000, subject to such increases, if any, as may be determined by the Board. He is eligible to earn an annual bonus under the Company’s Executive Incentive Plan as determined by the Compensation Committee based upon the achievement of financial and individual performance goals. Effective January 1, 2008, Mr. Calhoun’s starting reference point for determining his annual incentive is the prior year’s award. For 2009 only, his starting reference point is the 2007 award. To the extent that he is subject to the golden parachute tax as a result of a change in control of Nielsen, the employment agreement entitles him to an additional amount to place him in the same after tax position he would have occupied had he not been subject to such excise tax. Mr. Calhoun is restricted, for a period of two years following termination of employment with us, from soliciting or hiring our employees, competing with us, or soliciting our clients. He is also subject to a nondisparagement provision.

In connection with entering into the employment agreement Mr. Calhoun became entitled to a signing bonus of $10,613,699, which is to be paid in installments annually through January 2012. To make him whole for previous awards of stock and options forfeited upon leaving his prior employer, the employment agreement entitles Mr. Calhoun to a cash lump sum payment of $20,000,000, less the amount of any payments made by the prior employer in connection with his termination of employment. The lump sum amount paid to Mr. Calhoun pursuant to this make whole arrangement was $18,840,627. Additionally, in 2012 he is entitled to receive a lump sum deferred compensation benefit from us in the amount of $14,500,000 plus annual interest through such payment date, less any deferred compensation benefits he receives from previous employment. Mr. Calhoun is also a participant in the 2006 Equity Plan.

Pursuant to Mr. Calhoun’s employment agreement, he received an option grant to purchase 7,000,000 shares of Company common stock. The amount of his option grant was determined by the Compensation Committee in connection with Mr. Calhoun’s $20,000,000 investment in the Company. At the time of Mr. Calhoun’s investment, the Compensation Committee determined that a grant of options would be appropriate in order to further incentivize Mr. Calhoun and align his interests more closely with those of the Company and its equity holders. While there is no formal policy for the granting of options in connection with an equity investment, the Compensation Committee determined that a ratio of slightly less than 1 to 3 (i.e., 1,000,000 options for every $3,000,000 invested in the Company) was appropriate in light of Mr. Calhoun’s particular circumstances, including his early departure from his prior employer and the critical nature of his position with, and the extent of his financial commitment to, the Company and the risks related thereto. The exercise prices of the options were determined pursuant to the Compensation Committee’s goal of aligning Mr. Calhoun’s interests with those of the Company and its equity holders. Specifically, 6,000,000 of the options were given an exercise price of $10 per share, which was the fair value of our common stock on the date of the grant. The remaining 1,000,000 options were given an exercise price of $20 per share, which was twice the fair value of our common stock on the date of the grant, in order to incentivize Mr. Calhoun to increase the value of the Company to above $20 per share. One-half of the options are time-vested options and the other one-half are performance-vested options. The portion of the option grant subject to time-based vesting became vested and exercisable as to 5% of the shares of common stock subject thereto on grant date and 19% will vest and become exercisable on the last day of each of the next five calendar years. The portion of the option grant subject to performance-based vesting became vested and exercisable as to 5% of the shares of common stock subject thereto on December 31, 2006 and 19% will vest and become exercisable on the last day of each of the next five calendar years based on the achievement of Management EBITDA targets. The terms of the option grant subject to performance- based vesting were amended in 2009 as reflected in the Long-Term Equity Incentive Awards section above.

Under the employment agreement, Mr. Calhoun is entitled to the following payments and benefits in the event of a termination by us without “cause”, a non-extension of his employment term by us, or by Mr. Calhoun for “good reason” (as such terms are defined in the agreement) during the employment term: (1) subject to his compliance with certain restrictive covenants, an amount equal to two times the sum of his annual base salary and $2,000,000, provided that such payment is in lieu of any other severance benefits to which Mr. Calhoun might otherwise be entitled; (2) a pro-rata annual bonus for the year of termination based on attainment of performance goals; and (3) continued health and welfare benefits for two years at our cost.

On February 25, 2010, Mr. Calhoun was granted 250,000 stock options. These stock options will have a strike price equal to the fair market value of the Company’s shares on the date of grant. These stock options will vest one-third each year on December 31, 2010, 2011 and 2012.

Employment Arrangement with Ms. Susan Whiting

On December 4, 2006 we entered into a written employment arrangement with Ms. Susan D. Whiting,

Under the written employment arrangement, Ms. Whiting was entitled to a base salary of $850,000 effective November 13, 2006, subject to increase, if any, as may be determined by the Company. Ms. Whiting was eligible to earn a target annual bonus equal to 100% of base salary upon the achievement of performance goals based upon Management EBITDA to be determined in good faith in consultation with the Chief Executive Officer. Effective January 1, 2008, Ms. Whiting’s starting reference point for determining her annual incentive is the prior year’s award. For 2009 only, her starting reference point is the 2007 award. In connection with entering into the written employment arrangement, Ms. Whiting became entitled to purchase 100,000 shares of common stock of Valcon Acquisition Holding B.V. for fair market value at date of purchase as provided under the 2006 Equity Plan. This purchase was subsequently made in February 2007. In addition, Ms. Whiting received a stock option grant of 1,050,000 shares subject to her purchase of the common stock and a grant of 100,000 time-vested restricted stock units scheduled to vest over five years, commencing on January 15, 2007. 900,000 of the stock options were granted at $10 per share and 150,000 were granted at $20 per share.

Employment Arrangement with Mr. Brian West

On February 20, 2007, we offered the position of Chief Financial Officer to Mr. Brian West. Under the written offer letter, Mr. West was entitled to a base salary of $700,000, effective on his start date with the Company (February 23, 2007), subject to annual review along with other Company executives. Mr. West was eligible to earn a target annual bonus equal to 100% of base salary upon the achievement of both financial and individual performance goals. Effective January 1, 2008, Mr. West’s starting reference point for determining his annual incentive is the prior year’s award. For 2009 only, his starting reference point is the 2007 award. Additionally, Mr. West received a one-time, lump sum payment of $2,400,000 in consideration of his outstanding long-term incentive, restricted stock unit and stock option awards granted by his prior employer. He also became entitled to receive a lump sum deferred compensation benefit from the company equal to $1,600,000 with interest credited at the rate of 5.05%, less the actuarially equivalent value with regard to any amount he receives or is entitled to receive from the deferred compensation benefit from his prior employer. In connection with joining Nielsen, he also became entitled to purchase 125,000 shares of common stock of Valcon Acquisition Holding B.V. for fair market value at date of purchase as provided under the 2006 Equity Plan. This purchase was subsequently made in March 2007. In addition, Mr. West received a stock option grant of 875,000 shares subject to the subsequent purchase of the common stock. 750,000 of the stock options were granted at $10 per share and 125,000 were granted at $20 per share

Employment Arrangement with Mr. Mitchell Habib

Effective March 1, 2007, Mr. Mitchell Habib joined the Company as Executive Vice President for Global Business Services. Under his written offer letter, Mr. Habib was entitled to receive a base salary of $600,000, effective on his start date with the Company, subject to annual review with other Company executives. Mr. Habib was eligible to earn a target annual bonus of $900,000 based upon the achievement of both financial and individual performance goals. Effective January 1, 2008, Mr. Habib’s starting reference point for determining his annual incentive is the prior year’s award. For 2009 only, his starting reference point is the 2007 award. Additionally, Mr. Habib received a one-time, lump sum payment of $500,000 shortly after he joined the Company. In connection with joining Nielsen, he also became entitled to purchase 175,000 shares of common stock of Valcon Acquisition Holding B.V. for fair market value at the date of purchase as provided under the 2006 Equity Plan. This purchase was subsequently made in March 2007. In addition, Mr. Habib received a stock option grant of 787,500 shares subject to the subsequent purchase of the common stock. 675,000 of the stock options were granted at $10 per share and 112,500 were granted at $20 per share.

Employment Arrangement with Mr. Roberto Llamas

Effective June 11, 2007, Mr. Roberto Llamas joined the Company as Chief Human Resources Officer. Under his written offer letter, Mr. Llamas was entitled to a base salary of $600,000, effective on his start date, subject to annual review along with other Company executives. Mr. Llamas was eligible to earn a target annual bonus equal to 100% of base salary upon the achievement of both financial and individual goals. Effective January 1, 2008, Mr. Llamas’ starting reference point for determining his annual incentive is the prior year’s award. For 2009 only, his starting reference point is the 2007 award. In connection with joining Nielsen, he became entitled to purchase 150,000 shares of common stock of Valcon Acquisition Holding B.V. for fair market value at date of purchase as provided under the 2006 Equity Plan. This purchase was subsequently made in June 2007. In addition, Mr. Llamas received a stock option grant of 525,000 shares subject to the subsequent purchase of the common stock. 450,000 of the stock options were granted at $10 per share and 75,000 were granted at $20 per share.

Outstanding Equity Awards at 2009 Fiscal Year End

The following table presents information regarding the outstanding equity awards held by each of our Named Officers as of December 31, 2009.

Name (a)	Option Awards(1)					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
David Calhoun	3,150,000 525,000	1,140,000 190,000	1,710,000 285,000	$10.00 20.00	11/22/2016 11/22/2016	— —	— —

Mitchell Habib	354,375 59,063	128,250 21,375	192,375 32,062	10.00 20.00	3/21/2017 3/21/2017	100,000 —	$1,150,000 —

Susan Whiting	472,500 78,750	171,000 28,500	256,500 42,750	10.00 20.00	2/2/2017 2/2/2017	40,000	$460,000 —

Brian West	393,750 65,625	142,500 23,750	213,750 35,625	10.00 20.00	3/21/2017 3/21/2017	— —	— —

Roberto Llamas	236,250 39,375	85,500 14,250	128,250 21,375	10.00 20.00	6/11/2017 6/11/2017	— —	— —

(1)	The terms of each option award reported in the table above are described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2009 Table”. The option awards are subject to a vesting schedule, with 5% of the options on grant date, and 19% on each of the five anniversaries of December 31, 2006. The exercisable options shown in Column (b) above are currently vested. The unexercisable options shown in Column (c) and (d) above are unvested. As described above, options are subject to accelerated vesting in connection with a change in control of Nielsen and, in the case of Mr. Calhoun, certain terminations of his employment with Nielsen. The options at $20 per share exercise price represent options granted at twice the fair market value on the date of grant. Mr. Calhoun’s grant date was November 22, 2006. The grant dates for the remaining Named Officers are 10 years prior to the Option Expiration Date shown in the table above.

Option Exercises and Stock Vested in 2009

The following table presents information regarding the value realized by each of our Named Officers upon the exercise of option awards or the vesting of stock awards during the fiscal year ended December 31, 2009.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
David Calhoun	—	—	—	—
Mitchell Habib	—	—	—	—
Susan Whiting	—	—	20,000	230,000	(1)
Brian West	—	—	—	—
Roberto Llamas	—	—	—	—

(1)	This amount is based on a fair market value as of December 31, 2009 of $11.50 per share.

Pension Benefits for 2009

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)		Payments During Last Fiscal Year ($) (e)
David Calhoun	—	—		—	—
Mitchell Habib	—	—		—	—
Susan Whiting	Qualified Plan Excess Plan	26.67 26.67	$ $	228,627 250,278	— —
Brian West	—	—		—	—
Roberto Llamas	—	—		—	—

Assumptions for present value of accumulated benefit

Present values at December 31, 2009 were calculated using an interest rate of 6.00%, an interest credit rate of 4.50% and the RP 2000 mortality table (projected to 2012). Present values at December 31, 2008 were calculated using an interest rate of 6.00%, an interest credit rate of 4.50% and the RP 2000 mortality table (projected to 2006). These assumptions are consistent with those used for the financial statements of the Company’s retirement plans.

United States Retirement Plans

Effective August 31, 2006, the Company froze its United States qualified and non-qualified retirement plans. No participants may be added and no further benefits may accrue after this date. The retirement plans, as in existence immediately prior to the freeze, are described below.

We maintain a tax-qualified retirement plan (the “Qualified Plan”), a cash-balance pension plan that covers eligible United States employees who have completed at least one year of service. Prior to the freeze, we added monthly basic and investment credits to each participant’s account. The basic credit equals 3% of a participant’s eligible monthly compensation. Participants became fully vested in their accrued benefits after the earlier of five years of service or when the participant reached normal retirement age (which is the later of age 65 or the fifth anniversary of the date the participant first became eligible to participate in the plan). Unmarried participants receive retirement benefits as a single-life annuity, and married participants receive retirement benefits as a qualified joint-and-survivor annuity. Participants can elect an alternate form of payment such as a straight-life annuity, a joint-and-survivor annuity, years certain-and-life income annuity or a level income annuity option.

Lump sum payment of accrued benefits is only available if the benefits do not exceed $5,000. Payment of benefits begins at the later of the participant’s termination of employment with us or reaching age 40.

We also maintain a non-qualified retirement plan (the “Excess Plan”) for certain of our management and highly compensated employees. Prior to the freeze, the Excess Plan provided supplemental benefits to individuals whose benefits under the Qualified Plan are limited by the provisions of Section 415 and/or Section 401(a) (17) of the Internal Revenue Code. The benefit payable to a participant under the Excess Plan is equal to the difference between the benefit actually paid under the Qualified Plan and the amount that would have been payable had the applicable Internal Revenue Code limitations not applied. Although the Excess Plan is considered an unfunded plan and there is no current trust agreement for the Excess Plan, assets have been set aside in a “rabbi trust” fund. It is intended that benefits due under the Excess Plan will be paid from this rabbi trust or from the general assets of the Nielsen entity that employs the participants.

Ms. Whiting is the only Named Officer who is a participant in the Qualified Plan or the Excess Plan.

Nonqualified Deferred Compensation for 2009

Messrs. Calhoun and West received a supplementary deferred compensation contribution as part of their new hire arrangements (as explained above). Both Named Officers receive interest credits at 5.05% per annum.

The Company offers a voluntary nonqualified deferred compensation plan in the United States which allows selected executives the opportunity to defer a significant portion of their base salary and incentive payments to a future date. Earnings on deferred amounts are determined with reference to designated mutual funds. Ms. Whiting is the only Named Officer with a balance under this plan. There is no above market rate of return given to executives as defined by the Securities and Exchange Commission.

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
David Calhoun	$—	$—	$839,339	$—	$17,050,571
Susan Whiting	94,074	—	635		280,696
Brian West	—	—	90,871	—	1,845,975

Note: Interest payments have not been reported in the Summary Compensation Table.

Potential Payments upon Termination or Change in Control

Severance Benefits—Termination of Employment

Mr. Calhoun

In the event Mr. Calhoun’s employment is terminated during the employment term due to death, disability, by the Company without cause, by Mr. Calhoun for good reason or due to the Company’s non-extension of the Term (as those terms are defined in the employment agreement), Mr. Calhoun will be entitled to severance pay that includes (1) payment equal to two times the sum of (a) Mr. Calhoun’s base salary, plus (b) $2,000,000, paid in equal installments for the severance period; (2) a pro-rata portion of Mr. Calhoun’s bonus for the year of the termination; (3) payment of balances in his deferred compensation account; (4) pro-rata payment of his next signing bonus installment and (5) continued health and welfare benefits for Mr. Calhoun and his family members for the term of the severance. If Mr. Calhoun’s employment had been terminated without cause by the Company or for good reason by the executive on December 31, 2009, he would have received total payments as shown in the following table plus continued health and welfare benefits coverage for Mr. Calhoun and his family members for up to two years, in an amount estimated to be $11,800 for the two year period. Additionally, Mr. Calhoun would be entitled to receive his balance under the nonqualified deferred compensation arrangement as shown above. In the event of a change in control, any then-unvested time-based stock options will become vested and exercisable in full. Any then-unvested performance-based stock options will become vested and exercisable in full, if as a result of such change in control, the sponsors realize an aggregate return of at least 2.5 times their equity investment in the Company (including all dividends and other payments). As of December 31, 2009, the value of any accelerated vesting of options would be $4,275,000 because the per share price of the Company’s common stock ($11.50) was above the strike price of the majority of the stock options ($10) and below the strike price of the remainder of the stock options ($20).

Name	2 times Base Salary plus $2,000,000	Annual Incentive Award	Signing Bonus	Health & Welfare Benefits	Total
David Calhoun	$5,250,000	$2,500,000	$2,004,039	$11,800	$9,765,839

Named Officers Other Than Mr. Calhoun

In the event any of the other Named Officers are terminated by the Company without cause or by them for good reason, they will be entitled to severance pay that includes (1) payment equal to two times the sum of their base salary plus (2) a pro-rata portion of their bonus for the year of termination and (3) continued health and welfare benefits for the executive and their family members for the term of the severance. If an executive’s employment had been terminated without cause by the Company or for good reason by the executive on December 31, 2009, they would have received total payments as shown in the following table. Additionally, they would be eligible for continued health and welfare benefits coverage for the executives and their family members for up to two years, in an amount estimated to be $11,800 for the two year period. Additionally, Mr. West would be entitled to receive his balance under the nonqualified deferred compensation arrangement as shown above. In the event of a change in control, any then-unvested time-based stock options will become vested and exercisable in full. Any then-unvested performance-based stock options will become vested and exercisable in full, if as a result of such change in control, the sponsors realize an aggregate return of at least the amounts set forth under the stock option agreement. As of December 31, 2009, the value of any accelerated vesting of options would be $641,250 for Ms. Whiting, $480,938 for Mr. Habib, $534,375 for Mr. West and $320,625 for Mr. Llamas because the per share price of the Company’s common stock ($11.50) was above the strike price of the majority of the stock options ($10) and below the strike price of the remainder of the stock options ($20).

Name	2 times Base Salary	Annual Incentive Award	Health & Welfare Benefits	Total
Susan Whiting	$1,800,000	$850,000	$11,800	$2,661,800
Mitchell Habib	1,500,000	1,200,000	11,800	2,711,800
Brian West	1,520,000	1,000,000	11,800	2,531,800
Roberto Llamas	1,300,000	800,000	11,800	2,111,800

Restrictive Covenants

Pursuant to Mr. Calhoun’s employment agreement, he has agreed not to disclose any Company confidential information at any time during or after his employment with Nielsen. In addition, Mr. Calhoun has agreed that, for a period of two years following a termination of his employment with Nielsen, he will not solicit or hire Nielsen’s employees or solicit Nielsen’s customers or materially interfere with any of Nielsen’s business relationships. He also agrees not to act as an employee, investor or in another significant function in any business that directly or indirectly competes with any business of the Company.

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

2009 Director Compensation

The Supervisory Board consists of twelve members. Ten of the twelve members are representatives of the Sponsors and receive no compensation for their services as board members. The other two members (or their affiliate) receive annual compensation as follows:

Chairman of Supervisory Board	$85,800
Member of the Supervisory Board.	57,200
Member of the Audit Committee.	11,440

The following table presents information regarding the compensation paid or accrued during 2009 to members of our Supervisory Board.

Name	Fees Earned or Paid in Cash as a Member of Supervisory Board ($)	Fees Earned or Paid in Cash as a Member of the Audit Committee ($)	Total ($)
Gerald S. Hobbs	$57,200	$11,440	$68,640
Dudley G. Eustace(1)	$107,250	—	$107,250
Michael S. Chae	—	—	—
Patrick Healy	—	—	—
Iain Leigh	—	—	—
Alexander Navab	—	—	—
Scott Schoen	—	—	—
James A. Attwood	—	—	—
Richard J. Bressler	—	—	—
Clive Hollick(2)	—	—	—
James A. Quella(3)	—	—	—
James Kilts(4)	57,200	—	57,200
Robert Reid(5)	—	—	—
Eliot Merrill	—	—	—
Simon Brown(6)	—	—	—

Payments for members of the Supervisory Board are paid in Euros but converted to US$ above at a rate of 1 EUR = $1.43 which is the average exchange rate for 2009.

(1)	Mr. Eustace resigned as Chairman of the Board effective May 21, 2009. In connection with his resignation, he received a payment of $85,800 representing the amount otherwise payable to him had he continued as Chairman for the remainder of his expected term as well as the proportionate amount he was owed for services rendered in 2009.

(2)	Resigned effective February 9, 2009.

(3)	Resigned effective September 22, 2009

(4)	Mr. Kilts was elected Chairman of the Board effective May 21, 2009.

(5)	Elected September 22, 2009

(6)	Elected February 9, 2009

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of Nielsen’s capital stock as of December 31, 2009 with respect to:

•	each person or group of affiliated persons known by Nielsen to own beneficially more than 5% of the outstanding shares of any class of its capital stock, together with their addresses;

•	each of Nielsen’s directors;

•	each of Nielsen’s Named Officers; and

•	all directors and nominees and executive officers as a group.

As of December 31, 2009, Valcon Acquisition B.V., a private company with limited liability incorporated under the laws of The Netherlands (“Valcon”), owned 100% of Nielsen’s issued and outstanding share capital. Investment funds associated with or designated by the Sponsors and certain co-investors own shares of Nielsen indirectly through their holdings in Valcon Acquisition Holding (Luxembourg) S.á r.l., a private limited company incorporated under the laws of Luxembourg (“Luxco”). Luxco indirectly owns shares of Nielsen through its holdings in Valcon Acquisition Holdings B.V., a private company with limited liability incorporated under the laws of The Netherlands (“Dutch Holdco”). Valcon, Nielsen’s parent, is a wholly owned subsidiary of Dutch Holdco. The information set forth in the table below with respect to the number and the percentage of shares beneficially owned by the investment funds associated with or designated by the Sponsors reflects the number of shares held by each such entity, respectively, in Luxco. The Named Officers own shares of Nielsen indirectly through their holdings in Dutch Holdco. The information set forth in the table below with respect to the number and percentage of shares beneficially owned by the Named Officers reflects the number of shares held by each such person, respectively, in Dutch Holdco.

	Number and Percent of Shares Beneficially Owned
	Number	Percent
AlpInvest Partners(1)	(1)	6.93%
The Blackstone Group(2)	(2)	20.35%
The Carlyle Group(3)	(3)	20.35%
Hellman & Friedman(4)	(4)	9.80%
Kohlberg Kravis Roberts & Co.(5)	(5)	20.66%
Thomas H. Lee Partners(6)	(6)	20.66%
James A. Attwood, Jr.	—	—
Richard J. Bressler	—	—
Simon Brown	—	—
Michael S. Chae	—	—
Patrick Healy	—	—
Gerald S. Hobbs	—	—
James M. Kilts(7)	—	—
Iain Leigh	—	—
Eliot Merrill	—	—
Alexander Navab	—	—
Robert Reid	—	—
Scott A. Schoen	—	—
	—	—
	—	—
David L. Calhoun(8)	5,675,000	1.2%
Susan Whiting(8)	731,250	*
Roberto Llamas(8)	425,625	*
Brian West(8)	584,375	*
Mitchell Habib(8)	588,438	*
All Directors and Named Officers as a Group (20 persons)	9,540,143	2.0%

*	less than 1%

(1)	AlpInvest Partners CS Investments 2006 C.V. (“Investments 2006”) beneficially owns 27,805 ordinary shares of Luxco (“Ordinary Shares”) and 8,962,078 Yield Free Convertible Preferred Equity Certificates of Luxco (“YFCPECs”). The YFCPECs are convertible into ordinary shares of Luxco at any time at the option of Luxco or at the option of the holders thereof. The general partner of Investments 2006 is AlpInvest Partners 2006 B.V., whose managing director is AlpInvest Partners N.V. (“AlpInvest NV”). AlpInvest NV, by virtue of the relationships described above, may be deemed to have voting or investment control with respect to the shares held by Investments 2006. AlpInvest NV disclaims beneficial ownership of such shares. AlpInvest Partners Later Stage Co-Investments IIA C.V. (“LS IIA CV”) beneficially owns 280 Ordinary Shares and 50,666 YFCPECs. AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V. (“LS IIA BV”) holds the shares as a custodian for LS IIA CV. The general partner of LS IIA CV is AlpInvest Partners Later Stage Co-Investments Management IIA B.V., whose managing director is AlpInvest NV. AlpInvest NV, by virtue of the relationships described above, may be deemed to have voting or investment control with respect to the shares held by LS IIA BV. AlpInvest NV disclaims beneficial ownership of such shares. The address of each of the entities and persons identified in this footnote is 630 Fifth Avenue, New York, New York 10111.

Volkert Doeksen, Paul de Klerk, Wim Borgdorff and Erik Thyssen, in their capacities as managing directors of AlpInvest NV, effectively have the power to exercise voting and investment control over the shares held by Investments 2006 and LS IIA BV when two of them act jointly. Each of Messrs. Doeksen, De Klerk, Borgdorff and Thyssen disclaims beneficial ownership of such shares.

(2)	Blackstone Capital Partners (Cayman) V L.P. (“BCP V”) beneficially owns 38,695 Ordinary Shares and 12,418,075 YFCPECs. Blackstone Family Investment Partnership (Cayman) V L.P. (“BFIP V”) beneficially owns 1,220 Ordinary Shares and 390,752 YFCPECs. Blackstone Family Investment Partnership (Cayman) V-SMD L.P. (“BFIP V-SMD”) beneficially owns 2,745 Ordinary Shares and 880,769 YFCPECs. Blackstone Participation Partnership (Cayman) V L.P. (“BPPV”) beneficially owns 250 Ordinary Shares and 80,442 YFCPECs. Blackstone Capital Partners (Cayman) V-A, L.P. (“BCP V-A”) beneficially owns 35,830 Ordinary Shares and 11,496,981 YFCPECs. BCP (Cayman) V-S L.P. (“BCP V-S”) beneficially owns 3,070 Ordinary Shares and 984,684 YFCPECs. BCP V Co-Investors (Cayman) L.P. (“BCPVC” and, collectively with BCP V, BFIP V, BFIP V-SMD, BPPV, BCP V-A and BCP V-S, the “Blackstone Funds”) beneficially owns 620 Ordinary Shares and 198,728 YFCPECs. Blackstone Management Associates (Cayman) V, L.P. (“BMA”) is the general partner of each of the Blackstone Funds. Blackstone LR Associates (Cayman) V Ltd. (“BLRA”) is the general partner of BMA and may, therefore, be deemed to have shared voting and investment power over the Ordinary Shares and YFCPECs of Luxco. Mr. Stephen A. Schwarzman is director and controlling person of BLRA and as such may be deemed to share beneficial ownership of the Ordinary Shares and YFCPECs of Luxco controlled by BLRA. Mr. Schwarzman disclaims beneficial ownership of such shares. The address of each of the Blackstone Funds, BMA and BLRA is c/o Walkers SPV Limited, P.O. Box 908 GT, George Town, Grand Cayman. The address of each of Mr. Schwarzman is c/o The Blackstone Group, 345 Park Avenue, New York, NY 10154.

(3)	Carlyle Partners IV Cayman, L.P. (“CP IV”) beneficially owns 64,970 Ordinary Shares and 20,847,394 YFCPECs. CP IV’s general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P. CP IV Coinvestment Cayman, L.P (“CPIV Coinvest”) beneficially owns 2,620 Ordinary Shares and 841,958 YFCPECs. CPIV Coinvest’s general partner is TC Group IV Cayman, L.P., whose general partner is CP IV GP, Ltd., which is wholly owned by TC Group Cayman Investment Holdings, L.P. CEP II Participations S.á r.l. SICAR (“CEP II P”) beneficially owns 14,840 Ordinary Shares and 4,761,076 YFCPECs (the Ordinary Shares and YFCPECs beneficially owned by CP IV, CPIV Coinvest and CEP II P are collectively referred to as the “Carlyle Shares”). CEP II P is directly or indirectly owned by Carlyle Europe Partners II, L.P., whose general partner is CEP II Managing GP, L.P., whose general partner is CEP II Managing GP Holdings, Ltd,, which is wholly owned by TC Group Cayman Investment Holdings, L.P. The general partner of TC Group Cayman Investment Holding, L.P. is TCG Holdings Cayman II, L.P. The general partner of TCG Holdings Cayman II, L.P. is DBD Cayman Limited, a Cayman Islands exempted limited liability company. DBD Cayman Limited has investment discretion and dispositive power over the Carlyle Shares. DBD Cayman Limited is controlled by its Class A members, William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein and all action relating to the investment and disposition of the Carlyle Shares requires their approval. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein each disclaim beneficial ownership of the Carlyle Shares. Pursuant to an agreement between DBD Cayman Limited and its Class B member, Carlyle Offshore Partners II Limited, voting power over the Carlyle Shares is held by Carlyle Offshore Partners II, Limited. Carlyle Offshore Partners II Limited has 13 members, each of whom disclaims beneficial ownership of the Carlyle Shares. The address of each of the entities and persons identified in this footnote is c/o The Carlyle Group, 1001 Pennsylvania Ave., NW, Suite 220 South, Washington, D.C. 20004.

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

(5)	KKR VNU Equity Investors, L.P. beneficially owns 13,655 Ordinary Shares and 4,455,265 YFCPECs and is controlled by its general partner, KKR VNU GP Limited. KKR VNU GP Limited is wholly-owned by KKR VNU (Millennium) Limited (“KKR VNU Limited”). KKR VNU (Millennium), L.P. beneficially owns 69,946 Ordinary Shares and 22,400,186 YFCPECs and is controlled by its general partner, KKR VNU Limited. Voting and investment control over the securities beneficially owned by KKR VNU Limited is exercised by its board of directors consisting of Messrs. Alexander Navab, Simon E. Brown and William J. Janetschek, who may be deemed to share beneficial ownership of any shares beneficially owned by KKR VNU Limited but disclaim such beneficial ownership. KKR Millenium Fund (Overseas), L.P. (“Millenium Fund”) beneficially owns 84 Ordinary Shares, and is controlled by its general partner, KKR Associates Millennium (Overseas), Limited Partnership, which is controlled by its general partner, KKR Millennium Limited. KKR Associates Millennium (Overseas), Limited Partnership also holds a majority of the equity interests of KKR VNU Limited.

Each of KKR Fund Holdings L.P. (“KKR Fund Holdings”) (as the sole shareholder of KKR Millennium Limited); KKR Fund Holdings GP Limited (“KKR Fund Holdings GP”) (as a general partner of KKR Fund Holdings); KKR Group Holdings L.P. (“KKR Group Holdings”) (as the sole shareholder of KKR Fund Holdings GP and a general partner of KKR Fund Holdings); KKR Group Limited (“KKR Group”) (as the general partner of KKR Group Holdings); KKR & Co. L.P. (“KKR & Co.”) (as the sole shareholder of KKR Group); and KKR Management LLC (“KKR Management”) (as the general partner of KKR & Co.) may also be deemed to be the beneficial owner of the securities held by Millennium Fund, KKR VNU (Millennium) L.P. and KKR VNU Equity Investors, L.P. KKR Fund Holdings, KKR Fund Holdings GP, KKR Group Holdings, KKR Group, KKR & Co. and KKR Management disclaim beneficial ownership of such securities.

As the designated members of KKR Management, Messrs. Henry R. Kravis and George R. Roberts may be deemed to be the beneficial owner of the securities held by Millennium Fund, KKR VNU (Millennium) L.P. and KKR VNU Equity Investors, L.P. but disclaim beneficial ownership of such securities. The principal business address of each of the entities and persons identified in this footnote except Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York, 10019. The principal business office for Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(6)

The Luxco shares shown as owned by Thomas H. Lee Partners are owned of record by (i) Thomas H. Lee (Alternative) Fund VI, L.P. (“Alternative Fund VI”), Thomas H. Lee (Alternative) Parallel Fund VI, L.P. (“Alternative Parallel VI”) and Thomas H. Lee (Alternative) Parallel (DT) Fund VI, L.P. (“Alternative DT VI”); (ii) THL Equity Fund VI Investors (VNU), L.P., THL Equity Fund VI Investors (VNU) II, L.P., THL Equity Fund VI Investors (VNU) III, L.P. and THL Equity Fund VI Investors (VNU) IV, LLC; (iii) THL (Alternative) Fund V, L.P. (“Alternative Fund V”), Thomas H. Lee (Alternative) Parallel Fund V, L.P. (“Alternative Parallel V”) and Thomas H. Lee (Alternative) Cayman Fund V, L.P. (“Alternative Cayman V”) and (iv) THL Coinvestment Partners, L.P., Thomas H. Lee Investors Limited Partnership, Putnam Investments Holdings, LLC, Putnam Investments Employees’ Securities Company I LLC, Putnam Investments Employees’ Securities Company II LLC and Putnam Investments Employees’ Securities

Company III LLC. THL Advisors (Alternative) VI, L.P. (“Advisors VI”) is the general partner of each of (a) Alternative Fund VI, which beneficially owns 24,920 Ordinary Shares and 7,996,953 YFCPECs, (b) Alternative Parallel VI, which beneficially owns 16,870 Ordinary Shares and 5,415,112 YFCPECs; and (c) Alternative DT VI, which beneficially owns 2,950 Ordinary Shares and 945,911 YFCPECs. Advisors VI is also the general partner of each of (x) THL Equity Fund VI Investors (VNU), L.P., which beneficially owns 17, 275 Ordinary Shares and 5,543,158 YFCPECs, (y) THL Equity Fund VI Investors (VNU) II, L.P. which beneficially owns 180 Ordinary Shares and 57,904 YFCPECs and (z) THL Equity Fund VI Investors (VNU) III, L.P., which beneficially owns 265 Ordinary Shares and 85,133 YFCPECs. Advisors VI is the managing member of THL Equity Fund VI Investors (VNU) IV, LLC, which beneficially owns 930 Ordinary Shares and 298,732 YFCPECs. Thomas H. Lee Advisors (Alternative) VI, Ltd. (“Advisors VI Ltd.”) is the general partner of Advisors VI and may, therefore, be deemed to have shared voting and investment power over the Ordinary Shares and YFCPECs of Luxco held by each of these entities. The address of each of these entities is c/o Walkers, Walker House, Mary Street, GeorgeTown, Grand Cayman, Cayman Islands, other than THL Equity Fund VI Investors (VNU) IV, LLC whose address is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110. THL Advisors (Alternative) V, L.P. (“Advisors V”) is the general partner of each of (a) Alternative Fund V, which beneficially owns 15,225 Ordinary Shares and 4,885,230 YFCPECs; (b) Alternative Parallel V, which beneficially owns 3,950 Ordinary Shares and 1,267,521 YFCPECs and (c) Alternative Cayman V, which beneficially owns 210 Ordinary Shares and 67,312 YFCPECs. Thomas H. Lee Advisors (Alternative) V Limited LDC (“LDC”) is the general partner of Advisors V and may, therefore, be deemed to have shared voting and investment power over the Ordinary Shares and YFCPECs held by each of these entities. The address of each of these entities is c/o Walkers, Walker House, Mary Street, GeorgeTown, Grand Cayman, Cayman Islands. Advisors VI Ltd. and LDC each have in excess of 15 stockholders or members, respectively, with no such stockholder or member controlling more than 8% of the vote. The controlling stockholders or members (the “Managing Directors”) are Anthony J. DiNovi, Scott A. Schoen, Scott M. Sperling, Seth W. Lawry, Thomas M. Hagerty, Kent R. Weldon, Todd M. Abbrecht, Charles A. Brizius, Scott L. Jaeckel, Soren L. Oberg and George Taylor, each of whom disclaims beneficial ownership of the Ordinary Shares and YFCPECs. The address of each of the Managing Directors is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110. THL Coinvestment Partners, L.P. beneficially owns 45 Ordinary Shares and 14,671 YFCPECs. Thomas H. Lee Investors Limited Partnership beneficially owns 295 Ordinary Shares and 94,680 YFCPECs. Each of THL Coinvestment Partners, L.P. and Thomas H. Lee Investors Limited Partnership are indirectly controlled by the Managing Directors, each of whom disclaims beneficial ownership of the Ordinary Shares and YFCPECs. The address of each of THL Coinvestment Partners, L.P. and Thomas H. Lee Investors Limited Partnership is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110. Putnam Investments Holdings, LLC beneficially owns 250 Ordinary Shares and 79,486 YFCPECs; Putnam Investments Employees’ Securities Company I LLC beneficially owns 105 Ordinary Shares and 33,204 YFCPECs; Putnam Investments Employees’ Securities Company II LLC beneficially owns 90 Ordinary Shares and 29,646 YFCPECs and Putnam Investments Employees’ Securities Company III LLC beneficially owns 125 Ordinary Shares and 40,799 YFCPECs. Each of these entities is contractually obligated to coinvest alongside either Thomas H. Lee (Alternative) Fund VI, L.P. or Thomas H. Lee (Alternative) Fund V, L.P. Therefore, Advisors VI and LDC may be deemed to have shared voting and investment power over the Ordinary Shares and YFCPECs held by these entities. The address for each of these entities is One Post Office Square, Boston, Massachusetts 02109.

(7)

Centerview Capital, L.P. (“Centerview Capital”) beneficially owns 3,860 Ordinary Shares and 1,237,025 YFCPECs. Centerview Employees, L.P. (“Centerview Employees”) beneficially owns 185 Ordinary Shares and 60,018 YFCPECs. The general partner of Centerview Capital is Centerview Capital GP, L.P., whose general partner is Centerview Capital GP LLC (“Centerview Capital GP”). The general partner of Centerview Employees is Centerview Capital GP. The sole member of Centerview Capital GP is Centerview Partners Holdings LLC (“Centerview Holdings”). Centerview VNU LLC (“Centerview VNU”) beneficially owns 1,010 Ordinary Shares and 324,261 YFCPECs. The managing member of Centerview VNU is Centerview Holdings. Centerview Holdings, by virtue of the relationships described above, may be deemed to have voting or investment control with respect to the shares held by Centerview Capital, Centerview Employees and Centerview VNU. Centerview Holdings disclaims beneficial ownership of such shares. The address of each of the entities and persons identified in this footnote is 31 West 52nd Street, New York, New York 10019. Centerview Holdings has formed an investment committee (the “Centerview Investment Committee”) that has the power to exercise voting and investment control over the shares held by Centerview Capital, Centerview Employees and Centerview VNU. The members of the Centerview Investment Committee are Adam D. Chinn, Blair W. Effron, David M. Hooper, James M. Kilts and Robert A. Pruzan. Each of the members of the Centerview Investment Committee and the members of Centerview Holdings disclaims beneficial ownership of such shares.

Centerview Capital beneficially owns options to acquire 810,667 shares of common stock of Dutch Holdco. Centerview Employees beneficially owns options to acquire 39,333 shares of common stock of Dutch Holdco. The general partner of Centerview Capital is Centerview Capital GP, L.P., whose general partner is Centerview Capital GP. The general partner of Centerview Employees is Centerview Capital GP. The sole member of Centerview Capital GP is Centerview Holdings. Centerview Holdings, by virtue of the relationships described above, may be deemed to have voting or investment control with respect to the options held by Centerview Capital and Centerview Employees. Centerview Holdings disclaims beneficial ownership of such options. The address of each of the entities and persons identified in this footnote is 31 West 52nd Street, New York, New York 10019. The Centerview Investment Committee has the power to exercise voting and investment control over the options held by Centerview Capital and Centerview Employees. Each of the members of the Centerview Investment Committee and the members of Centerview Holdings disclaims beneficial ownership of such options.

(8)	The addresses for Messrs. Calhoun, West, Llamas, Habib and Ms. Whiting is c/o The Nielsen Company B.V., 770 Broadway, New York, NY 10003 and 45 Danbury Road, Wilton, CT 06897.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Shareholders’ Agreement

In connection with the Valcon acquisition and related financing transactions, investment funds associated with or designated by the Sponsors acquired, indirectly, shares of Nielsen. On December 21, 2006, investment funds associated with or designated by the Sponsors and Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.á r.l. and Valcon entered into a shareholders’ agreement. The shareholders’ agreement contains agreements among the parties with respect to, among other matters, the election of the members of Nielsen’s supervisory board, restrictions on the issuance or transfer of securities (including tag-along rights, drag-along rights and public offering rights) and other special corporate governance provisions (including the right to approve various corporate actions and control committee composition). The shareholders agreement also provides for customary registration rights.

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

For the years ended December 31, 2009, 2008 and 2007, the Company recorded $12 million, $11 million and $11 million, respectively, in selling, general and administrative expenses related to these management fees, sponsor travel and consulting.

Equity Healthcare Arrangement

Effective January 1, 2009, we entered into an employer health program arrangement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting and oversight by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms from providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. Equity Healthcare is an affiliate of The Blackstone Group with whom Messrs. Chae and Reid, members of our Supervisory Board, are affiliated and in which they may have an indirect pecuniary interest.

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to us, we pay Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of December 31, 2009, we had approximately 8,000 employees enrolled in our self-insured health benefit plans in the United States. Equity Healthcare may also receive a fee (“Health Plan Fees”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds.

Scarborough Research

We and Scarborough Research, a joint venture with Arbitron, entered into various related party transactions in the ordinary course of business. We and our subsidiaries provide various services to Scarborough Research, including data collection, accounting, insurance administration, and the rental of real estate. We pay royalties to Scarborough Research for the right to include Scarborough Research data in our products sold directly to our customers. Additionally, we sell various Scarborough Research products directly to our clients, for which we receive a commission from Scarborough Research. The net cash payments from Scarborough Research to us as a result of these transactions were $9 million, $9 million and $15 million for the years ended December 31, 2009, 2008 and 2007, respectively. Obligations between us and Scarborough Research are net settled in cash on a monthly basis in the ordinary course of business; at December 31, 2009 and 2008 the related amounts outstanding were not significant.

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

Director Independence

The Company is a privately held corporation. Except for Mr. Hobbs, who would be considered independent if the listing rules of the New York Stock Exchange applied, our directors are not independent pursuant to such rules because of their respective affiliations with the Company’s principal shareholders.

Item 14.	Principal Accounting Fees and Services

Fees for Services rendered by Ernst & Young LLP

For the years ended December 31, 2009 and 2008, fees for professional services by Ernst & Young LLP were as follows:

	Year Ended December 31,
	2009	2008
Audit Fees	$6,953,200	$6,716,000
Audit Related Fees	491,900	1,090,000
Tax Fees	1,351,000	759,000
All Other Fees	2,800	3,000

Total Fees	$8,798,900	$8,568,000

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

The audit, audit-related, tax and other services provided by Ernst & Young LLP in 2009 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15.	Exhibits

(a)(1) Financial Statements

The Financial Statements listed in the Index to Financial Statements in Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

The Financial Statement Schedule listed in the Index to Financial Statements in Item 8 is filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Association of The Nielsen Company B.V., filed as Exhibit 3.1 to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.1(a)	Credit Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, as a U.S. Borrower, VNU, Inc., as a U.S. Borrower, VNU Holding and Finance B.V., as Dutch Borrower, the Guarantors thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent, and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents, filed as Exhibit 4.1(a) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.1(b)	Security Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, the other Grantors named therein and Citibank, N.A. as Collateral Agent, filed as Exhibit 4.1(b) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.1(c)	Intellectual Property Security Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, the other Grantors named therein and Citibank, N.A. as Collateral Agent, filed as Exhibit 4.1(c) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.1(d)	Amendment No. 1, dated as of January 22, 2007, to the Credit Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, as a U.S. Borrower, The Nielsen Company (US), Inc., as a U.S. Borrower, VNU Holding and Finance B.V., as Dutch Borrower, the Guarantors thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent, and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents, filed as Exhibit 4.1(d) to the Company’s second amendment to the registration statement on Form S-4 dated as of July 12, 2007, incorporated herein by reference.

4.1(e)	Amendment No. 2, dated as of August 9, 2007, to the Credit Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, as a U.S. Borrower, The Nielsen Company (US), Inc., as a U.S. Borrower, VNU Holding and Finance B.V., as Dutch Borrower, the Guarantors thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent, and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents, filed as Exhibit 4.1(e) to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2007, incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION
4.1(f)	Amendment No. 3, dated as of June 16, 2009, to the Credit Agreement, dated as of August 9,2006, among Nielsen Finance LLC, as a U.S. Borrower, The Nielsen Company (US), Inc., as a U.S. Borrower, VNU Holding and Finance B.V., as Dutch Borrower, the Guarantors thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent, and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents, filed as Exhibit 4.1 to the Company’s current report on Form 8-K/A dated June 26, 2009, incorporated herein by reference.

4.1(g)	Senior Secured Loan Agreement, dated June 8, 2009, by and among Nielsen Finance LLC, the Guarantors party thereto from time to time, Goldman Sachs Lending Partners LLC, as Administrative Agent, and the Lenders party thereto from time to time, filed as Exhibit 4.1 to the Company’s current report on Form 8-K dated June 6, 2009, incorporated herein by reference.

4.2	Indenture, dated as of August 9, 2006, between VNU Group B.V. and Law Debenture Trust Company of New York, as Trustee, for the 11 1/8% Senior Discount Notes due 2016, filed as Exhibit 4.2 to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.4(a)	Indenture, dated as of August 9, 2006, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors named on the signature pages thereto and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.4(a) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.4(b)	First Supplemental Indenture, dated as of October 16, 2006, among Radio and Records, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.4(b) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.4(c)	Second Supplemental Indenture, dated as of August 15, 2007, among NetRatings, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2007, incorporated herein by reference.

4.4(d)	Third Supplemental Indenture, dated as of August 15, 2007, among Telephia, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2007, incorporated herein by reference.

4.4(e)	Fourth Supplemental Indenture, dated as of November 28, 2007, among Nielsen Business Media Holding Company, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.4(e) to the Company’s registration statement on Form S-4 dated as of June 4, 2008, incorporated herein by reference.

4.4(f)	Fifth Supplemental Indenture, dated as of April 9, 2008, among Audience Analytics, L.L.C. and Cannon Holdings, L.L.C., both affiliates of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.4(f) to the Company’s registration statement on Form S-4 dated as of June 4, 2008, incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

4.4(g)	Sixth Supplemental Indenture, dated as of April 16, 2008, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors named on the signature pages thereto and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.1(a) to the Company’s current report on Form 8-K dated as of April 21, 2008, incorporated herein by reference.

4.4(h)	Seventh Supplemental Indenture, dated as of July 15, 2008, among Nielsen IAG, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, incorporated herein by reference.

4.4(i)	Eighth Supplemental Indenture, dated as of July 15, 2008, among RewardTV, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.6 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, incorporated herein by reference.

4.4(j)	Ninth Supplemental Indenture, dated as of September 24, 2008, among ACNeilsen eRatings.com, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.8 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, incorporated herein by reference.

4.4(k)	Tenth Supplemental Indenture, dated as of February 13, 2009, among AGB Nielsen Media Research B.V., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.4(k) to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009, incorporated herein by reference.

4.4(l)	Eleventh Supplemental Indenture among The Cambridge Group, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee for U.S. Dollar denominated 10% Senior Notes due 2014 and the Euro denominated 9% Senior Notes due 2014, filed as Exhibit 4.6(l) to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2009, incorporated herein by reference.

4.6(a)	Indenture, dated as of August 9, 2006, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors named on the signature pages thereto and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.6(a) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.6(b)	First Supplemental Indenture, dated as of October 16, 2006, among Radio and Records, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.6(b) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

4.6(c)	Second Supplemental Indenture, dated as of August 15, 2007, among NetRatings, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2007, incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

4.6(d)	Third Supplemental Indenture, dated as of August 15, 2007, among Telephia, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2007, incorporated herein by reference.

4.6(e)	Fourth Supplemental Indenture, dated as of November 28, 2007, among Nielsen Business Media Holding Company, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2008, incorporated herein by reference.
4.6(f)	Fifth Supplemental Indenture, dated as of November 28, 2007, among Audience Analytics, L.L.C., and Cannon Holdings, L.L.C., both affiliates of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2008, incorporated herein by reference.

4.6(g)	Sixth Supplemental Indenture, dated as of July 15, 2008, among Nielsen IAG, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.3 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, incorporated herein by reference.

4.6(h)	Seventh Supplemental Indenture, dated as of July 15, 2008, among RewardTV, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.5 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, incorporated herein by reference.

4.6(i)	Eighth Supplemental Indenture, dated as of September 24, 2008, among ACNielsen eRatings.com, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.7 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, incorporated herein by reference.

4.6(j)	Ninth Supplemental Indenture, dated as of February 13, 2009, among AGB Nielsen Media Research B.V., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.6(k) to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009, incorporated herein by reference.

4.6(k)	Tenth Supplemental Indenture, dated as of May 21, 2009, among The Cambridge Group, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee for the 12 1/2% Senior Subordinated Discount Notes due 2016, filed as Exhibit 4.6(k) to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2009, incorporated herein by reference.

4.8(a)	Trust Deed, dated October 29, 2002, by and between VNU N.V. and Deutsche Trustee Company Limited, filed as Exhibit 4.8(a) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

4.8(b)	Supplemental Trust Deed, dated October 27, 2003, by and between VNU N.V. and Deutsche Trustee Company Limited, filed as Exhibit 4.8(b) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

4.9(a)	Indenture, dated as of January 27, 2009, among Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee for the 11.625% Senior Notes due 2014, filed as Exhibit 4.1(a) to the Company’s current report on Form 8-K filed on January 28, 2009, incorporated herein by reference.

4.9(b)	First Supplemental Indenture, dated as of February 13, 2009, among AGB Nielsen Media Research B.V., an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee for the 11.625% Senior Notes due 2014, filed as Exhibit 4.9(a) to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2009, incorporated herein by reference.

4.9(c)	Second Supplemental Indenture, dated as of May 21, 2009, among The Cambridge Group, Inc., an affiliate of Nielsen Finance LLC, and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee for the 11.625% Senior Notes due 2014, filed as Exhibit 4.9(b) to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2009, incorporated herein by reference.

4.9(d)	Third Supplemental Indenture, dated as of August 19, 2009, among ACNielsen eRatings.com, an affiliate of Nielsen Finance LLC, and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11.625% Senior Notes due 2014, filed as Exhibit 4.9(c) to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2009, incorporated herein by reference.

4.10	Registration Rights Agreement, dated as of January 27, 2009, among Nielsen Finance LLC, Nielsen Finance Co. and the Initial Purchasers named therein, for the 11.625% Senior Notes due 2014, filed as Exhibit 4.1(b) to the Company’s current report on Form 8-K filed on January 28, 2009, incorporated herein by reference.

4.11(a)	Indenture, dated as of May 1, 2009, among Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee for the 11 1/2% Senior Notes due 2016, filed as Exhibit 4.1(a) to the Company’s current report on Form 8-K filed on May 1, 2009, incorporated herein by reference.

4.11(b)	First Supplemental Indenture, dated as of May 21, 2009, among The Cambridge Group, Inc, an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee for the 11 1/2% Senior Notes due 2016, filed as Exhibit 4.6(k) to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2009, incorporated herein by reference.

4.11(c)	Second Supplemental Indenture, dated as of August 19, 2009, among ACNielseneRatings.com, an affiliate of Nielsen Finance LLC, and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11 1/2% Senior Notes due 2016, filed as Exhibit 4.10(b) to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2009, incorporated herein by reference.

4.12	Registration Rights Agreement, dated as of May 1, 2009, between Nielsen Finance LLC, Nielsen Finance Co. and the Initial Purchasers named therein, for the 11 1/2 Senior Notes due 2016, filed as Exhibit 4.1(b) to the Company’s current report on Form 8-K filed on May 1, 2009, incorporated herein by reference.

**10.1(a)†	Shareholders’ Agreement regarding VNU Group B.V., made as of December 21, 2006, among each of the AlpInvest Funds, each of the Blackstone Funds, each of the Carlyle Funds, each of the Hellman & Friedman Funds, each of the KKR Funds, each of the Thomas H. Lee Funds (all as listed on Schedule 1 thereto), Valcon Acquisition Holding (Luxembourg) S.A.R.L., Valcon Acquisition Holding B.V. and Valcon Acquisition B.V. , filed as Exhibit 10.1 to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

**10.1(b)	Amended Shareholders’ Agreement regarding the Nielsen Company B.V. (formerly VNU Group B.V.), made as of September 4, 2009, among each of the AlpInvest Funds, each of the Blackstone Funds, each of the Carlyle Funds, each of the Hellman & Friedman Funds, each of the KKR Funds, each of the Thomas H. Lee Funds (all as listed on Schedule 1 thereto), Valcon Acquisition Holding (Luxembourg) S.A.R.L., Valcon Acquisition Holding B.V. and Valcon Acquisition B.V., filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2009, incorporated herein by reference.

**10.2†	Investment Agreement regarding Valcon Acquisition Holding (Luxembourg) S.á r.l., made as of November 6, 2006, among each of the AlpInvest Funds, each of the Blackstone Funds, each of the Carlyle Funds, each of the Hellman & Friedman Funds, each of the KKR Funds, each of the Thomas H. Lee Funds (all as listed on Schedule 1 thereto), Valcon Acquisition Holding (Luxembourg) S.A.R.L. and Centerview Partners Holdings L.L.C., filed as Exhibit 10.2 to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

10.3	Advisory Agreement, dated as of July 31, 2006, by and among ACN Holdings Inc. and Valcon Acquisition B.V. , filed as Exhibit 10.2 to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

10.4	Advisory Agreement, dated as of July 31, 2006, by and among VNU Inc. and Valcon Acquisition B.V., filed as Exhibit 10.4 to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

**10.5(a)	Employment Agreement, as amended, dated as of August 22, 2006, by and among David L. Calhoun, Valcon Acquisition Holding (Luxembourg) S.à r.l. and VNU, Inc., filed as Exhibit 10.5(a) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

**10.5(b)	Side Letter to the Employment Agreement of David L. Calhoun, dated as of August 22, 2006, filed as Exhibit 10.5(b) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

**10.5(c)	Employment Agreement, as amended and restated, dated as of December 15, 2008, by and among David L. Calhoun, Valcon Acquisition Holding (Luxembourg) S.à r.l. and TNC (US) Holdings, Inc.

**10.6	Employment Arrangement, dated December 4, 2006, between VNU Group B.V. and Susan D. Whiting, filed as Exhibit 10.6 to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

**10.7	Separation Letter Agreement, dated April 20, 2007, by and between The Nielsen Company B.V. and Robert A. Ruijter, filed as Exhibit 10.6 to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

**10.8	Separation Letter Agreement, dated October 25, 2006, by and between VNU Group B.V. and Earl H. Doppelt, filed as Exhibit 10.6 to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

**10.9	Separation Letter Agreement, dated March 5, 2007, by and between The Nielsen Company B.V. and Steve Schmidt, filed as Exhibit 10.6 to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

**10.10(a)	2006 Stock Acquisition and Option Plan for Key Employees of Valcon Acquisition Holding B.V. and its Subsidiaries (as amended and restated), filed as Exhibit 10.10(a) to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

10.10(b)	Form of Severance Agreement, filed as Exhibit 10.10(b) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

**10.10(c)	Severance Agreement, dated as of February 2, 2007, by and between VNU Group B.V., VNU, Inc. and Susan D. Whiting, filed as Exhibit 10.10(c) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

**10.10(d)	Restricted Stock Unit Award Agreement, dated as of January 15, 2007, between Valcon Acquisition Holding B.V. and Susan D. Whiting, filed as Exhibit 10.10(d) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

**10.10(e)	Stock Option Agreement, dated as of February 2, 2007, between Valcon Acquisition Holding B.V. and Susan D. Whiting, filed as Exhibit 10.10(e) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

**10.10(f)	Sale Participation Agreement, dated as of February 2, 2007, between Valcon Acquisition Holding B.V. and Susan D. Whiting, filed as Exhibit 10.10(f) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

**10.10(g)	Management Stockholder’s Agreement, dated as of February 2, 2007, between Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l. and Susan D. Whiting, filed as Exhibit 10.10(g) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

**10.10(h)	Restricted Stock Unit Award Agreement, dated as of June 19, 2009, between Valcon Acquisition Holding B.V. and Mitchell Habib, filed as Exhibit 10.10(h) to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2009, incorporated herein by reference.

10.11	Form of Termination Protection Agreement, filed as Exhibit 10.10(g) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.12(a)	VNU Excess Plan, dated April 1, 2002, filed as Exhibit 10.12(a) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.12(b)	Amendment to the VNU Excess Plan, dated August 31, 2006, filed as Exhibit 10.12(b) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

10.12(c)	Second Amendment to the VNU Excess Plan, dated January 23, 2007, filed as Exhibit 10.12(c) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

**10.13(a)	VNU Deferred Compensation Plan, dated April 1, 2003, filed as Exhibit 10.13(a) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

**10.13(b)	Amendment to VNU, ACNielsen Corporation and VNU USA, Inc. Deferred Compensation Plan, dated May 10, 2006, filed as Exhibit 10.13(b) to the Company’s first amendment to the registration statement on Form S-4 dated as of June 21, 2007, incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

**10.13(c)	Amendment to VNU, ACNielsen Corporation and VNU USA, Inc. Deferred Compensation Plan, dated October 28, 2008, filed as Exhibit 10.13(c) to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, incorporated herein by reference.

**10.14	Amended and Restated Stock Option Agreement, filed as Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.

**10.15	Form of Management Stockholder’s Agreement, filed as Exhibit 10.15 to the Company’s annual report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.

**10.16	Form of Sales Participation Agreement, filed as Exhibit 10.16 to the Company’s annual report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.

**10.17	Form of Stock Option Agreement, filed as Exhibit 10.17 to the Company’s annual report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.

**10.18	Form of Offer Letter, dated October 24, 2006, by and between The Nielsen Company B.V. and James W. Cuminale, filed as Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.

**10.19	Form of Offer Letter, dated February 20, 2007, by and between The Nielsen Company B.V. and Brian J. West, filed as Exhibit 10.19 to the Company’s annual report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.

**10.20	Form of Offer Letter, dated March 22, 2007, by and between The Nielsen Company B.V. and Mitchell J. Habib, filed as Exhibit 10.20 to the Company’s annual report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.

10.21(a)	Amended and Restated Master Services Agreement, dated as of October 1, 2007, by and between Tata America International Corporation & Tata Consultancy Services Limited and ACNielsen(US), Inc., filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2008, incorporated herein by reference.

10.21(b)	Amendment Number 1 to the Amended and Restated Master Services Agreement, dated as of March 31, 2008, by and between Tata America International Corporation & Tata Consultancy Services Limited and ACNielsen(US), Inc., filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, incorporated herein by reference.

10.21(c)	Amendment Number 2 to the Amended and Restated Master Services Agreement, dated as of October 31, 2007, by and between Tata America International Corporation & Tata Consultancy Services Limited and ACNielsen(US), Inc., filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, incorporated herein by reference.

**10.22(a)	Severance Agreement, dated as of June 4, 2007, by and between The Nielsen Company B.V., The Nielsen Company (US), Inc. and Itzhak Fisher.

10.22(b)	Stock Option Agreement, dated as of June 4, 2007, between Valcon Acquisition Holding B.V. and Pereg Holdings LLC.

10.22(c)	Rollover Stock Option Agreement, dated as of June 4, 2007, between Valcon Acquisition Holding B.V. and Pereg Holdings LLC.

EXHIBIT NUMBER	DESCRIPTION

10.22(d)	Sale Participation Agreement, dated as of June 4, 2007, Valcon Acquisition Holding B.V. and Pereg Holdings LLC.

**10.22(e)	Management Stockholder’s Agreement, dated as of June 4, 2007, between Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l and Pereg Holdings LLC.

10.23	Form of Offer Letter, dated as of February 27, 2009, by and between The Nielsen Company B.V. and Itzhak Fisher.

**10.24	Form of Stock Option Agreement, filed as Exhibit 10.22(f) to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2009, incorporated herein by reference.

*21	The Nielsen Company B.V. Active Subsidiaries

*31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

*31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

*32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

†	The schedules and exhibits to these agreements are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

*	Filed herewith

**	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V.

(Registrant)

Date: February 25, 2010	/s/ JEFFREY R. CHARLTON
JEFFREY R. CHARLTON
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ BRIAN J. WEST Brian J. West	Chief Financial Officer (Principal Financial Officer)	February 25, 2010

/S/ JEFFREY R. CHARLTON Jeffrey R. Charlton	Senior Vice President, Controller (Principal Accounting Officer)	February 25, 2010

/S/ DAVID L. CALHOUN David L. Calhoun	Chief Executive Officer (Principal Executive Officer)	February 25, 2010

/S/ JAMES KILTS James Kilts	Chairman of the Board	February 25, 2010

/S/ JAMES ATTWOOD James Attwood	Director	February 25, 2010

/S/ RICHARD BRESSLER Richard Bressler	Director	February 25, 2010

/S/ MICHAEL CHAE Michael Chae	Director	February 25, 2010

/S/ PATRICK HEALY Patrick Healy	Director	February 25, 2010

/S/ GERALD HOBBS Gerald Hobbs	Director	February 25, 2010

/S/ SIMON BROWN Simon Brown	Director	February 25, 2010

/S/ IAIN LEIGH Iain Leigh	Director	February 25, 2010

/S/ ELIOT MERRILL Eliot Merrill	Director	February 25, 2010

/S/ ALEXANDER NAVAB Alexander Navab	Director	February 25, 2010

/S/ SCOTT SCHOEN Scott Schoen	Director	February 25, 2010

/S/ ROBERT REID Robert Reid	Director	February 25, 2010