Form 10-Q
period 2010-03-31
Nielsen CO B.V.
filed 2010-04-30
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-142546-29

The Nielsen Company B.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-0366864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 Broadway New York, New York 10003 (646) 654-5000	Diemerhof 2 1112 XL Diemen The Netherlands +31 (0) 20 398 87 77

(Address of principal executive offices) (Zip Code) (Registrant’s telephone numbers including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 258,463,857 shares of the registrant’s Common Stock outstanding as of April 29, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The Nielsen Company B.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS)	2010	2009
Revenues	$1,196	$1,102

Cost of revenues, exclusive of depreciation and amortization shown separately below	520	479
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	400	376
Depreciation and amortization	141	130
Restructuring costs	3	5

Operating income	132	112

Interest income	1	2
Interest expense	(162)	(161)
Loss on derivative instruments	(10)	(22)
Foreign currency exchange transaction gains, net	78	77
Other income/(expense), net	9	(2)

Income from continuing operations before income taxes and equity in net (loss)/income of affiliates	48	6
Benefit for income taxes	1	—
Equity in net (loss)/income of affiliates	(2)	3

Income from continuing operations	47	9
Loss from discontinued operations, net of tax	(5)	(4)

Net income	42	5
Less: net income attributable to noncontrolling interests	1	1

Net income attributable to The Nielsen Company B.V.	$41	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	March 31, 2010	December 31, 2009
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$408	$511
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $31 as of both March 31, 2010 and December 31, 2009	893	936
Prepaid expenses and other current assets	213	195

Total current assets	1,514	1,642
Non-current assets
Property, plant and equipment, net	569	593
Goodwill	7,033	7,056
Other intangible assets, net	4,687	4,757
Deferred tax assets	78	48
Other non-current assets	451	493

Total assets	$14,332	$14,589

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$843	$999
Deferred revenues	435	435
Income tax liabilities	84	82
Current portion of long-term debt, capital lease obligations and short-term borrowings	103	110

Total current liabilities	1,465	1,626
Non-current liabilities
Long-term debt and capital lease obligations	8,470	8,548
Deferred tax liabilities	1,072	1,065
Other non-current liabilities	519	551

Total liabilities	11,526	11,790

Commitments and contingencies (Note 12)
Equity:
Shareholders’ equity
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at March 31, 2010 and December 31, 2009	58	58
Additional paid-in capital	4,364	4,353
Accumulated deficit	(1,544)	(1,585)
Accumulated other comprehensive loss, net of income taxes	(83)	(42)

Total shareholders’ equity	2,796	2,785
Noncontrolling interests	10	14

Total equity	2,806	2,799

Total liabilities and equity	$14,332	$14,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS)	2010	2009
Operating Activities
Net income	$42	$5
Adjustments to reconcile net income to net cash used in operating activities:
Share-based payments expense	5	4
Loss on sale of discontinued operations, net of tax	3	—
Currency exchange rate differences on financial transactions and other (gains)/losses	(87)	(74)
Loss on derivative instruments	10	22
Equity in net loss/(income) from affiliates, net of dividends received	5	1
Depreciation and amortization	141	132
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	25	40
Prepaid expenses and other current assets	(11)	(33)
Accounts payable and other current liabilities and deferred revenues	(137)	(121)
Other non-current liabilities	(8)	(2)
Interest payable	14	20
Income taxes	(30)	(30)

Net cash used in operating activities	(28)	(36)

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(14)	(31)
Proceeds from sale of subsidiaries and affiliates, net	29	—
Additions to property, plant and equipment and other assets	(26)	(29)
Additions to intangible assets	(27)	(35)
Other investing activities	6	7

Net cash used in investing activities	(32)	(88)

Financing Activities
Proceeds from issuances of debt, net of issuance costs	—	291
Repayment of debt	(28)	(161)
(Decrease)/increase in other short-term borrowings	(3)	9
Stock activity of subsidiaries, settlement of derivatives and other financing activities	(1)	(56)

Net cash (used in)/provided by financing activities	(32)	83

Effect of exchange-rate changes on cash and cash equivalents	(11)	(15)

Net decrease in cash and cash equivalents	(103)	(56)
Cash and cash equivalents at beginning of period	511	466

Cash and cash equivalents at end of period	$408	$410

Supplemental Cash Flow Information
Cash paid for income taxes	$27	$28
Cash paid for interest, net of amounts capitalized	$147	$143

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

1. Background and Basis of Presentation

Background

The Nielsen Company (“Nielsen” or the “Company”) is a leading global information and measurement company that provides clients with a thorough understanding of consumers and consumer behavior. Drawing from an extensive and long-standing foundation of consumer measurement, the Company delivers critical media and marketing information, analytics and industry expertise about what consumers watch (consumer interaction with media) and what consumers buy on a global and local basis to its clients. The information and insights provided to clients are designed to help them maintain and strengthen their market positions and identify opportunities for profitable growth. The Company has a presence in approximately 100 countries and holds leading market positions in many of its businesses and locations with its headquarters located in Diemen, the Netherlands and New York, USA.

The Company’s business structure is aligned into three segments: What Consumers Watch (media audience measurement and analytics) (“Watch”), What Consumers Buy (consumer purchasing measurement and analytics) (“Buy”) and Expositions. The Watch and Buy segments, which generate substantially all of total revenue, are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses.

Nielsen is owned and controlled by a group of investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Centerview Partners, Hellman & Friedman, Kohlberg Kravis Roberts & Co. and Thomas H. Lee Partners (the “Sponsors”).

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. Certain reclassifications have been made to the prior period amounts to conform to the current period presentation. The Company’s condensed consolidated balance sheets and condensed consolidated statements of cash flows do not reflect the presentation of the December 2009 exit of its Publications operating segment as a discontinued operation. Supplemental cash flows from discontinued operations are not material for either period presented in these condensed consolidated financial statements. Refer to Note 4 to the condensed consolidated financial statements – “Business Divestitures” for additional information regarding discontinued operations.

2. Summary of Recent Accounting Pronouncements

Consolidation

In January 2010, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to: (1) a subsidiary or group of assets that is a business; (2) a subsidiary that is a business that is transferred to an equity method investee or joint venture and (3) an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity (including an equity method investee or joint venture). If a decrease in ownership occurs in a subsidiary that is not a business, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10. This guidance is effective for Nielsen retroactive to January 1, 2009, however, the guidance did not have an impact on previously issued consolidated financial statements and did not have a material impact on the Company’s condensed consolidated financial statements as of March 31, 2010 or for the three months then ended.

In June 2009, the FASB issued an update to ASC 810 – Consolidation. The update amends the consolidation guidance applicable to variable interest entities (“VIE”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIE. ASC 810 is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance, effective January 1, 2010, did not have a material impact on the Company’s condensed consolidated financial statements as of March 31, 2010 or for the three months then ended.

Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company does not currently have fair value measurements within the Level 3 category and therefore the adoption did not have a material impact on the Company’s condensed consolidated financial statements as of March 31, 2010 or for the three months then ended.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-13, but does not expect its adoption to have a material impact on the Company’s condensed consolidated financial statements.

3. Acquisitions and Investments in Affiliates

For the three months ended March 31, 2010, Nielsen paid cash consideration of $14 million associated with both current period and previously executed acquisitions, net of cash acquired. In conjunction with these acquisitions, Nielsen recorded deferred consideration of $19 million, which is payable through 2013. Had the current period acquisitions occurred as of January 1, 2010, the impact on Nielsen’s consolidated results of operations would not have been material.

For the three months ended March 31, 2009, Nielsen paid cash consideration of $31 million associated with both current period and previously executed acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, Nielsen recorded deferred consideration of $29 million, of which $22 million was attributable to a March 2009 acquisition, which in March 2010, was agreed to be settled by a cash payment of $11 million in April 2010 and the issuance of $11 million in equity. Had the current period acquisitions occurred as of January 1, 2009, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Business Divestitures

During the three months ended March 31, 2010, Nielsen received net cash proceeds of $29 million associated with business divestitures, including the sale of its box-office tracking business as well as the remaining properties within the Publications operating segment discussed further below.

Discontinued Operations

Nielsen Publications

In December 2009 Nielsen substantially completed the planned exit of its Publications operating segment through the sale of its media properties, including The Hollywood Reporter and Billboard, to e5 Global Media LLC. The condensed consolidated statements of operations reflect the Publications operating segment as a discontinued operation. During the three months ended March 31, 2010, Nielsen completed the exit of the remaining properties and recorded a net loss on sale of $3 million associated with these divestitures.

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended March 31,
(IN MILLIONS)	2010	2009
Revenues	$7	$31
Operating loss	(4)	(3)
Loss from operations before income taxes	(4)	(6)
Benefit/(provision) for income taxes	2	2

Loss from operations	(2)	(4)
(Loss)/gain on sale, net of tax	(3)	—

(Loss)/income from discontinued operations	$(5)	$(4)

Nielsen allocated interest to discontinued operations based upon interest expense on debt that was assumed by the acquirers of Nielsen’s discontinued operations and a portion of the consolidated interest expense of Nielsen, based on the ratio of net assets sold as a proportion of consolidated net assets. No interest expense was allocated to discontinued operations for the three months ended March 31, 2010. For the three months ended 2009 interest expense of $2 million was allocated to discontinued operations.

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2010.

(IN MILLIONS)	Watch	Buy	Expositions	Total
Balance, December 31, 2009	$3,434	$3,066	$556	$7,056
Acquisitions, divestitures and purchase price adjustments	8	2	(3)	7
Effect of foreign currency translation	(9)	(21)	—	(30)

Balance, March 31, 2010	$3,433	$3,047	$553	$7,033

At March 31, 2010, $232 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Indefinite-lived intangibles:
Trade names and trademarks	$1,939	$1,949	$—	$—

Amortized intangibles:
Trade names and trademarks	$104	$112	$(24)	$(22)
Customer-related intangibles	2,755	2,747	(514)	(480)
Covenants-not-to-compete	22	21	(16)	(15)
Computer software	836	826	(453)	(421)
Patents and other	63	63	(25)	(23)

Total	$3,780	$3,769	$(1,032)	$(961)

The amortization expense for the three months ended March 31, 2010 and 2009 was $85 million and $78 million, respectively.

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

6. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Transformation Initiative	Other Productivity Initiatives	Total
Balance at December 31, 2009	$46	$29	$75
Charges	—	3	3
Payments	(16)	(3)	(19)
Effect of foreign currency translation and reclassification adjustments	1	(1)	—

Balance at March 31, 2010	$31	$28	$59

Transformation Initiative

During 2009 the Company continued to execute cost-reduction programs under this initiative through the streamlining and centralization of corporate, operational and information technology functions, leveraging global procurement, consolidating real estate, and expanding, outsourcing or off shoring certain other operational and production processes. The Transformation Initiative has been completed, but payments will continue through 2010.

Nielsen recorded $5 million in restructuring charges, primarily relating to severance costs, for the three months ended March 31, 2009.

Other Productivity Initiatives

In December 2009, Nielsen commenced certain specific restructuring actions attributable to defined cost-reduction programs directed towards achieving increased productivity in future periods primarily through targeted employee terminations. The Company recorded $3 million in primarily severance related restructuring charges associated with these initiatives during the three months ended March 31, 2010.

Of the $59 million in remaining liabilities for restructuring actions, $50 million is expected to be paid within one year and is classified as a current liability within the consolidated financial statements as of March 31, 2010.

7. Fair Value of Financial Instruments

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

Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, and long-term debt. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

(IN MILLIONS)	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments in mutual funds (1)	$2	$2	$—	$—
Plan assets for deferred compensation(2)	17	17	—	—

Total	$19	$19	$—	$—

Liabilities:
Interest rate swap arrangements(3)	$106	—	$106	$—
Deferred compensation liabilities(4)	17	17	—	—

Total	$123	$17	$106	$—

(1)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.

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

(3)	Interest rate swap arrangements are recorded at fair value based on externally-developed valuation models that use readily observable market parameters and the consideration of counterparty risk.

(4)

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At March 31, 2010, Nielsen had no exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Interest Rate Risk

Nielsen is exposed to cash flow interest rate risk on the floating-rate U.S. Dollar and Euro Term Loans, and uses floating-to-fixed interest rate swaps to hedge this exposure. These interest rate swaps have various maturity dates through March 2013. For these derivatives, Nielsen reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income/loss and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction.

On March 9, 2010, Nielsen entered into a three-year interest swap to fix the LIBOR-related portion of interest rates for $250 million of the Company’s variable-rate debt at 1.69%. This swap replaced the $500 million notional amount interest rate swap that matured on February 9, 2010. This derivative instrument has been designated as an interest rate cash flow hedge.

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

In February 2009, Nielsen modified the reset interest rate underlying its senior secured term loan and, as a result, the related floating-to-fixed interest rate swap derivative financial instruments became ineffective. Cumulative losses deferred as a component of accumulated other comprehensive loss will be recognized in interest expense over the remaining term of the senior secured term loan being hedged. Beginning in February 2009, Nielsen began recording all changes in fair value of the floating-to-fixed interest rate swaps currently in earnings as a component of loss on derivative instruments.

Nielsen expects to recognize approximately $55 million of pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments, which includes the aforementioned modification.

As of March 31, 2010, the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$500,000,000	November 2012	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	March 2013	US Dollar
Interest rate swaps not designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$1,000,000,000	November 2010	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$800,000,000	November 2011	US Dollar

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

Nielsen held a foreign currency swap, which had been designated as a foreign currency cash flow hedge, maturing in May 2010 to hedge its exposure to foreign currency exchange rate movements on its GBP 250 million outstanding 5.625% EMTN debenture notes. In March 2009 the Company purchased and cancelled approximately GBP 101 million of the total GBP 250 million outstanding 5.625% EMTN debenture notes through a tender offer and unwound a portion of the existing swap. Subsequent to the March 2009 tender offer, a notional amount of GBP 149 million with a fixed interest rate of 5.625% had been swapped to a notional amount of €227 million with a fixed interest rate of 4.033%. The swap was fully terminated in June 2009 in conjunction with the Company’s completion of a tender offer for these remaining outstanding debenture notes (see Note 8 “Long-term Debt and Other Financing Arrangements” for more information).

In March 2009, Nielsen terminated a foreign currency swap, which converted a portion of its Euro-denominated external debt to U.S. Dollar-denominated debt and had an original maturity in February 2010. Nielsen received a cash settlement of approximately $2 million associated with this termination.

The Company terminated all existing foreign currency exchange forward contracts during the first quarter of 2009. Since no hedge designation was made for these currency exchange contracts, Nielsen recorded a net loss of $5 million for the three months ended March 31, 2009.

Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets

The fair values of our derivative instruments as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
(IN MILLIONS)	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Derivatives designated as hedging instruments under SFAS 133
Interest Rate Swaps	$—	$14	$—	$9

Total derivatives designated as hedging instruments under SFAS 133	$—	$14	$—	$9

Derivatives not designated as hedging instruments under SFAS 133
Interest Rate Swaps	$35	$57	$48	$60

Total derivatives not designated as hedging instruments under SFAS 133	$35	$57	$48	$60

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended March 31, 2010 and 2009 was as follows (amounts in millions):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) March 31,		Location of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from OCI into Income (Effective Portion) March 31,		Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) March 31,

	2010	2009		2010	2009	2010	2009
Interest Rate Swaps	$(7)	$(25)	Interest expense	$(3)	$(25)	$(14)	$(13)
Foreign Currency Swap	—	8	Foreign currency exchange transaction gains, net	—	12	—	—

Total	$(7)	$(17)		$(3)	$(13)	$(14)	$(13)

Derivatives Not Designated as Hedging Instruments

The pre-tax effect of derivative instruments not designated as hedges for the three months ended March 31, 2010 and 2009 was as follows (amounts in millions):

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain/(Loss) Recognized in Statement of Operations on Derivatives	Amount of Gain/(Loss) Recognized in Statement of Operations on Derivatives March 31,

		2010	2009
Interest Rate Swaps	Loss on derivative instruments	$(10)	$2
Foreign Currency Swaps	Loss on derivative instruments	—	(19)
Foreign Currency Forward Contracts	Loss on derivative instruments	—	(5)

Total		$(10)	$(22)

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of March 31, 2010.

(IN MILLIONS)	March 31, 2010			December 31, 2009
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
Senior secured term loan ($2,983 million at March 31, 2010 and December 31, 2009) (LIBOR based variable rate of 2.23%) due 2013		$2,900	$2,781		$2,918	$2,715
$1,013 million senior secured term loan (LIBOR based variable rate of 3.98%) due 2016		1,003	983		1,005	948
Senior secured term loan (EUR 321 million at March 31, 2010 and December 31, 2009) (EURIBOR based variable rate of 2.38%) due 2013		415	403		451	423
EUR 179 million senior secured term loan (EURIBOR based variable rate of 4.13%) due 2016		237	231		254	238
$500 million 8.50% senior secured term loan due 2017		500	499		500	493
$688 million senior secured revolving credit facility (EURIBOR or LIBOR based variable rate) due 2012		—	—		—	—

Total senior secured credit facilities (with weighted average interest rate)	3.54%	5,055	4,897	3.51%	5,128	4,817
$1,070 million 12.50% senior subordinated discount debenture loan due 2016		912	868		885	809
$870 million 10.00% senior debenture loan due 2014		869	912		869	905
$500 million 11.50% senior debenture loan due 2016		464	525		463	517
$330 million 11.625% senior debenture loan due 2014		303	342		301	337
EUR 343 million 11.125% senior discount debenture loan due 2016		399	374		415	359
EUR 150 million 9.00% senior debenture loan due 2014		201	204		215	217
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 2.06%) due 2010		67	66		72	67
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 2.07%) due 2012		67	58		72	66
EUR 30 million 6.75% private placement debenture loan (EMTN) due 2012		41	40		44	43
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011		45	39		45	40

Total debenture loans (with weighted average interest rate)	12.11%	3,368	3,428	12.06%	3,381	3,360
Other loans		5	5		—	—

Total long-term debt	6.97%	8,428	8,330	6.91%	8,509	8,177
Capital lease and other financing obligations		130			131
Short-term debt		3			3
Bank overdrafts		12			15

Total debt and other financing arrangements		8,573			8,658

Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		103			110

Non-current portion of long-term debt and capital lease and other financing obligations		$8,470			$8,548

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For April 1, 2010 to December 31, 2010	$77
2011	60
2012	123
2013	3,329
2014	1,386
2015	13
Thereafter	3,440

$8,428

In January 2009 Nielsen issued $330 million in aggregate principal amount of 11.625 % Senior Notes due 2014 at an issue price of $297 million with cash proceeds of approximately $290 million, net of fees and expenses.

In March 2009 the Company purchased and cancelled approximately GBP 101 million of the total GBP 250 million outstanding 5.625% EMTN debenture notes. This transaction was pursuant to a cash tender offer, whereby the Company paid, and participating note holders received, a price of £940 per £1,000 in principal amount of the notes, plus accrued interest. In conjunction with the GBP note cancellation the Company satisfied, and paid in cash, a portion of the remarketing settlement value associated with the cancelled notes to the two holders of a remarketing option associated with the notes. In addition, the Company unwound a portion of its existing GBP/Euro foreign currency swap, which was previously designated as a foreign currency cash flow hedge. The Company recorded a net loss of $3 million as a result of the combined elements of this transaction during the three months ended March 31, 2009 as a component of other expense, net in the condensed consolidated statement of operations. The net cash paid for the combined elements of this transaction was approximately $197 million. The Company completed a tender offer for the remaining outstanding debenture notes in June 2009.

9. Comprehensive Income/(Loss)

The following table sets forth the components of comprehensive income/(loss), net of income tax expense:

	Three Months Ended March 31,
(IN MILLIONS)	2010	2009
Net income	$42	$5
Other comprehensive loss, net of tax
Unrealized (losses)/gains on:
Currency translation adjustments	(48)	(70)
Available-for-sale securities	—	(1)
Changes in the fair value of cash flow hedges	6	(2)

Total other comprehensive loss	(42)	(73)

Total other comprehensive loss attributable to The Nielsen Company B.V.	$—	$(68)

10. Income Taxes

The effective tax rate for the three months ended March 31, 2010 was a benefit of 2%. The tax benefit was significantly different from the statutory expense rate primarily due to the favorable effect of certain foreign exchange gains and financing activities.

The Company incurred no consolidated tax expense or benefit for the three months ended March 31, 2009 primarily as a result of the favorable effect of certain foreign exchange gains and the impact of the tax rate differences in other jurisdictions where the Company files tax returns, partially offset by the change in contingencies and interest on unrecognized income tax benefits.

Liabilities for unrecognized income tax benefits totaled $129 million as of March 31, 2010 and December 31, 2009. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

11. Related Party Transactions

The Company recorded $3 million in selling, general and administrative expenses related to management fees, travel and consulting attributable to a number of the Sponsors for both the three months ended March 31, 2010 and March 31, 2009.

At March 31, 2010, accounts payable and other current liabilities include a $21 million payable to Valcon Acquisition Holdings, B.V. (“Dutch Holdco”), the Company’s penultimate parent, associated with certain Dutch Holdco tax liabilities.

12. Commitments and Contingencies

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida on April 30, 2009. The lawsuit alleges that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. After briefing and a hearing, by order dated August 28, 2009, the court granted Nielsen’s motion to dismiss the complaint, with leave to amend the complaint. Sunbeam subsequently filed an amended complaint restating the same claims as contained in the original complaint; by order dated January 11, 2010, the court granted Nielsen’s motion to dismiss the federal and state antitrust claims, as well as the state unfair trade practices claim, with leave to amend those claims, and denied Nielsen’s motion to dismiss the breach of contract claim. Sunbeam subsequently filed a second amended complaint and Nielsen filed its answer to the second amended complaint on March 25, 2010. Nielsen continues to believe this lawsuit is without merit and intends to defend it vigorously.

Other Legal Proceedings and Contingencies

Nielsen is subject to litigation and other claims in the ordinary course of business.

13. Segments

The Company aligns its operating segments in order to conform to management’s internal reporting structure, which is reflective of service offerings by industry. Management aggregates such operating segments into three reportable segments: What Consumers Watch (“Watch”), consisting principally of television ratings, television, internet and mobile audience and advertising measurement and corresponding research and analysis in various facets of the entertainment and media sectors; What Consumers Buy (“Buy”), consisting principally of market research information and analytical services present within each geography; and Expositions, consisting principally of trade shows, events and conferences. Corporate consists principally of unallocated items such as certain facilities and infrastructure costs as well as intersegment eliminations.

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

Business Segment Information

(IN MILLIONS)	Watch	Buy	Expositions	Corporate	Total
Three Months Ended March 31, 2010
Revenues	$405	$742	$49	$—	$1,196
Depreciation and amortization	$72	$57	$8	$4	$141
Restructuring (credits)/costs	$(1)	$2	$1	$1	$3
Share-Based Compensation	$1	$2	$—	$2	$5
Operating income/(loss)	$71	$62	$18	$(19)	$132

(IN MILLIONS)	Watch	Buy	Expositions	Corporate	Total
Total assets as of March 31, 2010	$6,439	$6,440	$829	$624	$14,332
Three Months Ended March 31, 2009
Revenues	$393	$655	$54	$—	$1,102
Depreciation and amortization	$67	$52	$9	$2	$130
Restructuring costs	$—	$3	$1	$1	$5
Share-Based Compensation	$1	$1	$—	$2	$4
Operating income/(loss)	$66	$47	$14	$(15)	$112
Total assets as of December 31, 2009	$6,556	$6,706	$857	$470	$14,589

14. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the condensed consolidating balance sheet as of March 31, 2010 and December 31, 2009 and condensed consolidating statements of operations and cash flows for three months ended March 31, 2010 and 2009. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., Nielsen Business Media Holding Company, TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen Business Media Holding Company, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are the Company and the subsidiary issuers (Nielsen Finance LLC and Nielsen Finance Co.), both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors of the debt issued by Nielsen.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Condensed Consolidating Statement of Operations (Unaudited)

For the three months ended March 31, 2010

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$610	$586	$—	$1,196

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	248	272	—	520
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	202	198	—	400
Depreciation and amortization	—	—	109	32	—	141
Restructuring costs	—	—	2	1	—	3

Operating income	—	—	49	83	—	132

Interest income	2	120	10	5	(136)	1
Interest expense	(13)	(146)	(129)	(10)	136	(162)
Loss on derivative instruments	—	(10)	—	—	—	(10)
Foreign currency exchange transaction gains/(losses), net	—	60	(16)	34	—	78
Equity in net income/(loss) of subsidiaries	49	—	150	—	(199)	—
Other (expense)/income, net	—	—	(5)	14	—	9

Income/(loss) from continuing operations before income taxes and equity in net loss of affiliates	38	24	59	126	(199)	48
Benefit/(provision) for income taxes	3	(10)	(3)	11	—	1
Equity in net loss of affiliates	—	—	(2)	—	—	(2)

Income/(loss) from continuing operations	41	14	54	137	(199)	47
Discontinued operations, net of tax	—	—	(5)	—	—	(5)

Net income/(loss)	41	14	49	137	(199)	42
Less: net income attributable to noncontrolling interests	—	—	—	1	—	1

Net income/(loss) attributable to controlling interests	$41	$14	$49	$136	$(199)	$41

The Nielsen Company B.V.

Condensed Consolidating Statement of Operations (Unaudited)

For the three months ended March 31, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$596	$507	$(1)	$1,102

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	246	234	(1)	479
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	203	173	—	376
Depreciation and amortization	—	—	103	27	—	130
Restructuring costs	—	—	3	2	—	5

Operating income	—	—	41	71	—	112

Interest income	8	100	18	18	(142)	2
Interest expense	(16)	(142)	(129)	(16)	142	(161)
Loss on derivative instruments	—	(18)	(4)	—	—	(22)
Foreign currency exchange transaction gains, net	1	50	7	19	—	77
Equity in net income/(loss) of subsidiaries	11	—	60	—	(71)	—
Other (expense)/income, net	(2)	—	(1)	1	—	(2)

Income/(loss) from continuing operations before income taxes and equity in net loss of affiliates	2	(10)	(8)	93	(71)	6
Benefit/(provision) for income taxes	2	3	19	(24)	—	—
Equity in net income of affiliates	—	—	3	—	—	3

Income/(loss) from continuing operations	4	(7)	14	69	(71)	9
Discontinued operations, net of tax	—	—	(3)	(1)	—	(4)

Net income/(loss)	4	(7)	11	68	(71)	5
Less: net income attributable to noncontrolling interests	—	—	—	1	—	1

Net income/(loss) attributable to controlling interests	$4	$(7)	$11	$67	$(71)	$4

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet (Unaudited)

March 31, 2010

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$2	$—	$80	$326	$—	$408
Trade and other receivables, net	—	—	350	543	—	893
Prepaid expenses and other current assets	1	23	99	90	—	213
Intercompany receivables	309	86	404	538	(1,337)	—

Total current assets	312	109	933	1,497	(1,337)	1,514

Non-current assets
Property, plant and equipment, net	—	—	341	228	—	569
Goodwill	—	—	4,942	2,091	—	7,033
Other intangible assets, net	—	—	3,414	1,273	—	4,687
Deferred tax assets	—	192	35	47	(196)	78
Other non-current assets	7	98	220	126	—	451
Equity investment in subsidiaries	2,872	—	4,332	—	(7,204)	—
Intercompany loans	260	7,636	775	1,459	(10,130)	—

Total assets	$3,451	$8,035	$14,992	$6,721	$(18,867)	$14,332

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$22	$98	$228	$495	$—	$843
Deferred revenues	—	—	272	163	—	435
Income tax liabilities	—	—	54	30	—	84
Current portion of long-term debt, capital lease obligations and short-term borrowings	67	12	11	13	—	103
Intercompany payables	—	147	764	426	(1,337)	—

Total current liabilities	89	257	1,329	1,127	(1,337)	1,465

Non-current liabilities
Long-term debt and capital lease obligations	552	7,792	107	19	—	8,470
Deferred tax liabilities	12	—	1,117	139	(196)	1,072
Intercompany loans	—	—	9,366	764	(10,130)	—
Other non-current liabilities	2	65	201	251	—	519

Total liabilities	655	8,114	12,120	2,300	(11,663)	11,526

Total shareholders’ equity	2,796	(79)	2,872	4,411	(7,204)	2,796
Noncontrolling interests	—	—	—	10	—	10

Total equity	2,796	(79)	2,872	4,421	(7,204)	2,806

Total liabilities and equity	$3,451	$8,035	$14,992	$6,721	$(18,867)	$14,332

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet

December 31, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$2	$2	$160	$347	$—	$511
Trade and other receivables, net	—	—	366	570	—	936
Prepaid expenses and other current assets	1	23	88	83	—	195
Intercompany receivables	332	114	442	369	(1,257)	—

Total current assets	335	139	1,056	1,369	(1, 257)	1,642
Non-current assets
Property, plant and equipment, net	—	—	354	239	—	593
Goodwill	—	—	4,939	2,117	—	7,056
Other intangible assets, net	—	—	3,464	1,293	—	4,757
Deferred tax assets	—	196	—	48	(196)	48
Other non-current assets	8	104	240	141	—	493
Equity investment in subsidiaries	2,832	—	4,333	—	(7,165)	—
Intercompany loans	275	7,673	836	1,564	(10,348)	—

Total assets	$3,450	$8,112	$15,222	$6,771	$(18,966)	$14,589

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$3	$134	$311	$551	$—	$999
Deferred revenues	—	—	249	186	—	435
Income tax liabilities	—	—	53	29	—	82
Current portion of long-term debt, capital lease obligations and short-term borrowings	72	13	9	16	—	110
Intercompany payables	—	187	818	252	(1,257)	—

Total current liabilities	75	334	1,440	1,034	(1,257)	1,626
Non-current liabilities
Long-term debt and capital lease obligations	576	7,848	106	18	—	8,548
Deferred tax liabilities	12	—	1,110	139	(196)	1,065
Intercompany loans	—	—	9,500	848	(10,348)	—
Other non-current liabilities	2	63	234	252	—	551

Total liabilities	665	8,245	12,390	2,291	(11,801)	11,790

Total shareholders’ equity	2,785	(133)	2,832	4,466	(7,165)	2,785
Noncontrolling interests	—	—	—	14	—	14

Total equity	2,785	(133)	2,832	4,480	(7,165)	2,799

Total liabilities and equity	$3,450	$8,112	$15,222	$6,771	$(18,966)	$14,589

The Nielsen Company B.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2010

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$—	$5	$(68)	$35	$(28)

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(10)	(4)	(14)
Proceeds from sale of subsidiaries and affiliates, net	—	—	29	—	29
Additions to property, plant and equipment and other assets	—	—	(18)	(8)	(26)
Additions to intangible assets	—	—	(25)	(2)	(27)
Other investing activities	—	—	—	6	6

Net cash used in investing activities	—	—	(24)	(8)	(32)

Financing activities:
Repayments of debt	—	(28)	—	—	(28)
Increase/(decrease) in other short-term borrowings	—	—	2	(5)	(3)
Stock activity of subsidiaries, settlement of derivatives and other financing activities	—	21	10	(32)	(1)

Net cash (used in)/provided by financing activities	—	(7)	12	(37)	(32)

Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(11)	(11)

Net decrease in cash and cash equivalents	—	(2)	(80)	(21)	(103)
Cash and cash equivalents at beginning of period	2	2	160	347	511

Cash and cash equivalents at end of period	$2	$—	$80	$326	$408

The Nielsen Company B.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(3)	$32	$(74)	$9	$(36)

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(27)	(4)	(31)
Additions to property, plant and equipment and other assets	—	—	(17)	(12)	(29)
Additions to intangible assets	—	—	(34)	(1)	(35)
Other investing activities	4	—	—	3	7

Net cash provided by/(used in) investing activities	4	—	(78)	(14)	(88)

Financing activities:
Proceeds from issuances of debt	—	291	—	—	291
Repayments of debt	(142)	(11)	—	(8)	(161)
Increase in other short-term borrowings	—	—	11	(2)	9
Settlement of derivatives, intercompany and other financing activities	142	(312)	105	9	(56)

Net cash (used in)/provided by financing activities	—	(32)	116	(1)	83

Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(15)	(15)

Net increase/(decrease) in cash and cash equivalents	1	—	(36)	(21)	(56)
Cash and cash equivalents at beginning of period	1	—	162	303	466

Cash and cash equivalents at end of period	$2	$—	$126	$282	$410

The Nielsen Company B.V.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis supplements management’s discussion and analysis of The Nielsen Company B.V. (“the Company” or “Nielsen”) for the year ended December 31, 2009 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 25, 2010, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. These forward-looking statements are subject to numerous risks and uncertainties. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements. Unless required by context, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries.

Background and Basis of Presentation

Nielsen is owned and controlled by a group of investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Centerview Partners, Hellman & Friedman, Kohlberg Kravis Roberts & Co. and Thomas H. Lee Partners (the “Sponsors”).

Business Overview

Nielsen is a leading global information and measurement company that provides clients with a thorough understanding of consumers and consumer behavior. Drawing from an extensive and long-standing foundation of consumer measurement, we deliver to our clients critical media and marketing information, analytics and industry expertise about what consumers watch (consumer interaction with media) and what consumers buy on a global and local basis. Our information and insights are designed to help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in approximately 100 countries and hold leading market positions in many of our businesses and locations.

We align our business structure into three segments: What Consumers Watch (media audience measurement and analytics) (“Watch”), What Consumers Buy (consumer purchasing measurement and analytics) (“Buy”) and Expositions. Our Watch and Buy segments, which generate substantially all of total revenue, are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses.

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

Our revenue is highly diversified by business segment, geography, and client. For the three months ended March 31, 2010, 34% of our revenues were generated from our Watch segment, 62% from our Buy segment and the remaining 4% from our Expositions segment. For the three months ended March 31, 2010, 51% of our revenues were generated in the U.S., 10% in the Americas excluding the U.S., 27% in Europe, the Middle East and Africa, and the remaining 12% in the Asia Pacific region.

Factors Affecting Our Financial Results

Foreign Currency

Our financial results are reported in U.S. Dollars and are therefore subject to the impact of movements in exchange rates on the translation of the financial information of individual businesses whose functional currencies are other than U.S. Dollars. Our principal foreign exchange revenue exposure is spread across several currencies, primarily the Euro. The table below sets forth the profile of our revenue by principal currency.

(IN MILLIONS)	Three months ended March 31, 2010	Three months ended March 31, 2009
U.S. Dollar	53%	56%
Euro	14%	14%
Other Currencies	33%	30%

Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under Item 3 “—Quantitative and Qualitative Disclosures about Market Risks.” In countries with currencies other than the U.S. Dollar, assets and liabilities are translated into U.S. Dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. Dollar to Euro exchange rate was $1.39 to €1.00 and $1.31 to €1.00 for the three months ended March 31, 2010 and 2009, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

We have operations in both our Watch and Buy segments in Venezuela and our functional currency for these operations is the Venezuelan bolivares fuertes. Venezuela’s currency was considered hyperinflationary as of January 1, 2010 and further, in January 2010, Venezuela’s currency was devalued and a new currency exchange rate system was announced. We have evaluated the new exchange rate system and have concluded that our local currency transactions will be denominated in U.S. dollars until Venezuela’s currency is deemed to be non hyperinflationary. We recorded a charge of $7 million associated with the currency devaluation in January 2010 in our foreign exchange transaction gains, net line item. The impact of the hyperinflationary accounting was not material to our consolidated results of operations for the three months ended March 31, 2010.

Divestitures

During the three months ended March 31, 2010, we received net cash proceeds of $29 million associated with business divestitures, including the sale of our box-office tracking business as well as the remaining properties within the Publications operating segment discussed further below.

Discontinued Operations

Nielsen Publications

In December 2009, we substantially completed the planned exit of our Publications operating segment through the sale of our media properties, including The Hollywood Reporter and Billboard, to e5 Global Media LLC. Our condensed consolidated statements of operations reflect the Publications operating segment as a discontinued operation. During the three months ended March 31, 2010 we completed the exit of the remaining properties and recorded a net loss on sale of $3 million associated with these divestitures.

See Note 4 to the condensed consolidated financial statements, “Business Divestitures”.

Acquisitions and Investments in Affiliates

For the three months ended March 31, 2010, we paid cash consideration of $14 million associated with both current period and previously executed acquisitions, net of cash acquired. In conjunction with these acquisitions, we recorded deferred consideration of $19 million, which is payable through 2013. Had the current period acquisitions occurred as of January 1, 2010, the impact on our consolidated results of operations would not have been material.

For the three months ended March 31, 2009, we paid cash consideration of $31 million associated with both current period and previously executed acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, we recorded deferred consideration of $29 million, of which $22 million was attributable to a March 2009 acquisition, which in March 2010, was agreed to be settled by a cash payment of $11 million in April 2010 and the issuance of $11 million in equity. Had the current period acquisitions occurred as of January 1, 2009, the impact on our consolidated results of operations would not have been material.

Results of Operations—Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(IN MILLIONS)	2010	2009
Revenues	$1,196	$1,102

Cost of revenues, exclusive of depreciation and amortization shown separately below	520	479
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	400	376
Depreciation and amortization	141	130
Restructuring costs	3	5

Operating income	132	112

Interest income	1	2
Interest expense	(162)	(161)
Loss on derivative instruments	(10)	(22)
Foreign currency exchange transaction gains, net	78	77
Other income/(expense), net	9	(2)

Income from continuing operations before income taxes and equity in net (loss)/income of affiliates	48	6
Benefit for income taxes	1	—
Equity in net (loss)/income of affiliates	(2)	3

Income from continuing operations	47	9
Loss from discontinued operations, net of tax	(5)	(4)

Net income	42	5
Less: net income attributable to noncontrolling interests	1	1

Net income attributable to The Nielsen Company B.V.	$41	$4

Consolidated Results for the Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

When comparing our results for the three months ended March 31, 2010 with results for the three months ended March 31, 2009, the following should be noted:

Items affecting Operating Income for the three months ended March 31, 2010

•	We incurred $3 million of restructuring expense.

Items affecting Operating Income for the three months ended March 31, 2009

•	We incurred $5 million of restructuring expense.

Revenues

Our revenues increased 8.5%, to $1,196 million for the three months ended March 31, 2010 from $1,102 million for the three months ended March 31, 2009. Revenues increased 3.6% on a constant currency basis driven by a 6.5% increase within our Buy segment offset in part by a 10.1% decline in our Expositions segment. The increase within our Buy segment was as a result of 18.9% constant currency growth in our Insights business as a result of a strong performance in both Developed and Developing Markets as well as 2.4% constant currency growth in our Information business driven by 7.4% constant currency growth in Developing Markets. Our Expositions segment revenues declined 10.1% on a constant currency basis primarily due to the impact of a divestiture in the first quarter of 2009 as well as declines in exhibitor attendance. Revenues within our Watch segment were relatively flat on a constant currency basis as growth in North American television measurement, Online and Mobile and studio analytical services was substantially offset by declines in international television measurement and advertiser services primarily resulting from certain planned market closures and reductions in discretionary customer spending.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 8.2% to $520 million for the three months ended March 31, 2010 from $479 million for the three months ended March 31, 2009. On a constant currency basis, cost of revenues increased 3.3% largely due to the impact of increased costs within our Buy segment due to the continued expansion of our Insights services business both within Developed and Developing markets, partially offset by the divestiture of the box office scanning business as well as the cost savings effects of the Transformation Initiative and other productivity and cost savings initiatives (see discussion below).

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative (“SG&A”) expenses increased 6.6% to $400 million for the three months ended March 31, 2010 from $376 million for the three months ended March 31, 2009. On a constant currency basis, SG&A costs increased 1.8% as a result of a 5.9% increase within our Buy segment due to the expansion of our Insights business as well as the impact of acquisitions. This increase was slightly offset by the impact of lower costs in our Expositions segment, the effects of the Transformation Initiative and other productivity and cost savings initiatives as well as the divestiture of our box office scanning business.

Depreciation and Amortization

Depreciation and amortization increased 8.6% to $141 million for the three months ended March 31, 2010 from $130 million for the three months ended March 31, 2009. On a constant currency basis, depreciation and amortization expense increased 5.7% driven by increased amortization due to the impact of acquisitions and divestitures and higher depreciation related to increased capital investment on projects to enhance our global infrastructure.

Restructuring Costs

Transformation Initiative

During 2009 we continued to execute cost-reduction programs under this initiative through the streamlining and centralization of corporate, operational and information technology functions, leveraging global procurement, consolidating real estate, and expanding, outsourcing or off shoring certain other operational and production processes. The Transformation Initiative has been completed, but payments will continue through 2010.

We incurred $5 million in restructuring charges, primarily relating to severance costs, for the three months ended March 31, 2009.

Other Productivity Initiatives

In December 2009, we commenced certain specific restructuring actions attributable to defined cost-reduction programs, primarily in Europe and North America, directed towards achieving increased productivity in future periods primarily through targeted employee terminations. We recorded $3 million in restructuring charges associated with severance costs for the three months ended March 31, 2010.

See Note 6 to our consolidated financial statements, “Restructuring Activities” for additional information regarding our restructuring programs.

Operating Income

Operating income for the three months ended March 31, 2010 increased 18.5% to $132 million from $112 million for the three months ended March 31, 2009. Excluding “Items affecting Operating Income,” specifically noted above, on a constant currency basis, our adjusted operating income (refer to page 29 for further discussion of adjusted operating income) increased 8.6%. Adjusted operating income within our Buy segment increased 14.9% on a constant currency basis due to strong revenue performance within our Insights business as well as cost savings effects of the Transformation Initiative and other productivity and cost savings initiatives. Adjusted operating income within our Watch segment increased 3.3% on a constant currency basis due primarily to cost savings effects of the Transformation Initiative and other productivity and cost savings initiatives within North American television measurement as well as revenue growth in both North American television measurement and studio analytical services. These increases were offset, in part, by higher volume related variable costs within North American Television. Adjusted operating income within our Expositions segment increased 32.7% on a constant currency basis due to the impact of cost savings from productivity initiatives. For an additional discussion of adjusted operating income, refer to our segment results below.

Interest Expense

Interest expense was $162 million for the three months ended March 31, 2010 compared to $161 million for the three months ended March 31, 2009, remaining flat on a constant currency basis as increases in interest costs on new debentures were offset by lower interest costs on senior secured term loans and related derivative instruments.

Loss on Derivative Instruments

The loss on derivative instruments was $10 million for the three months ended March 31, 2010 compared to a loss of $22 million for the three months ended March 31, 2009. The loss in 2010 includes additional incremental losses associated with the change in fair value of certain of our interest rate swaps for which hedge accounting was discontinued in February 2009. The loss in 2009 resulted primarily from $19 million of losses attributable to movements in the Euro relative to the U.S. Dollar associated with a foreign currency swap derivative instrument, which was terminated in March 2009.

Foreign Currency Exchange Transaction Gains, Net

Foreign currency exchange transaction gains, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.39 to €1.00 and $1.31 to €1.00 for the three months ended March 31, 2010 and 2009, respectively.

Foreign currency exchange resulted in an $78 million gain for the three months ended March 31, 2010 compared to a $77 million gain for the three months ended March 31, 2009. The gains resulted primarily from the fluctuation in the value of the U.S. Dollar against the Euro applied to certain of our Euro denominated senior secured term loans and debenture loans as well as fluctuations in certain currencies including the Euro and Canadian Dollar associated with a portion of our intercompany loan portfolio.

Other Income/(Expense), Net

Other income, net was $9 million for the three months ended March 31, 2010 as compared to a net expense of $2 million for the three months ended March 31, 2009. The 2010 amount is comprised of gains attributable to business divestitures while the 2009 amount primarily includes net charges associated with the purchase and cancellation of GBP 250 million 5.625% EMTN debenture notes offset in part by net gains associated with business divestitures.

Income from Continuing Operations Before Income Taxes and Equity in Net (Loss)/Income of Affiliates

Income from continuing operations before income taxes, and equity in net (loss)/income of affiliates was $48 million for the three months ended March 31, 2010 compared to $6 million for the three months ended March 31, 2009. The fluctuation in results primarily reflects increased operating performance as well as increased foreign exchange transaction gains.

Benefit for Income Taxes

The effective tax rate for the three months ended March 31, 2010 was a benefit of 2%. The tax benefit was significantly different from the statutory expense rate primarily due to the favorable effect of certain foreign exchange gains and financing activities.

We incurred no consolidated tax expense or benefit for the three months ended March 31, 2009 primarily as a result of the favorable effect of certain foreign exchange gains and the impact of the tax rate differences in other jurisdictions where we file tax returns, partially offset by the change in contingencies and interest on unrecognized income tax benefits.

Liabilities for unrecognized income tax benefits totaled $129 million as of March 31, 2010 and December 31, 2009. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

We file numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal income tax examinations for 2005 and prior periods. In addition, we have subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2008.

The IRS also commenced examinations of certain of our U.S. Federal income tax returns for 2006 and 2007 in the first quarter of 2009. We are also under Canadian audit for the years 2006 and 2007. It is anticipated that all examinations will be completed within the next twelve months. To date, we are not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

Discontinued Operations

For the three months ended March 31, 2010, loss from discontinued operations, net of tax was $5 million compared to a $4 million loss for the three months ended March 31, 2009. Discontinued operations primarily relate to our Publications operating segment and the loss for the three months ended March 31, 2010 includes a net loss on sale of $3 million associated with these divestitures.

Business Segment Results for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenues

The table below sets forth our segment revenue performance data for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, both on an as-reported and constant currency basis. In order to determine the percentage change in revenue on a constant currency basis, we remove the positive and negative impacts of changes in foreign currency exchange rates:

(IN MILLIONS)	Three months ended March 31, 2010	Three months ended March 31, 2009	% Variance 2010 vs. 2009 Reported	% Variance 2010 vs. 2009 Constant Currency
Revenues by segment
Watch	$405	$393	3.1%	0.5%
Buy	742	655	13.3%	6.5%
Expositions	49	54	(9.7)%	(10.1)%
Corporate and eliminations	—	—	n/a	n/a

Total	$1,196	$1,102	8.5%	3.6%

Watch Segment Revenues

Revenues increased 3.1% to $405 million for the three months ended March 31, 2010 from $393 million for the three months ended March 31, 2009. Revenues were relatively flat on a constant currency basis as growth in North American television measurement, Online and Mobile and studio analytical services was substantially offset by declines in international television measurement and advertiser services primarily resulting from certain planned market closures and reductions in discretionary customer spending.

Buy Segment Revenues

Revenues from our Information Services business increased 9.7% to $539 million for the three months ended March 31, 2010 from $492 million for the three months ended March 31, 2009. Revenues grew 2.4% on a constant currency basis driven by growth in Developing Markets as a result of continued expansion of both our retail measurement and consumer panel services. Revenue from Developed Markets was relatively flat year over year as slight growth in North America, Western Europe and Japan was offset by the impact of a divestiture within our box office scanning business.

Revenues from our Insights Services business increased 24.2% to $203 million for the three months ended March 31, 2010 from $163 million for the three months ended March 31, 2009. Revenues grew 18.9% on a constant currency basis driven by strong growth in both Developed and Developing Markets due to increases in customer spending on modeling and forecasting analytical services for new customer products and the impact of acquisitions.

Expositions Segment Revenues

Revenues for the three months ended March 31, 2010 were $49 million, a decrease of 9.7% versus $54 million for the three months ended March 31, 2009. Revenues decreased 10.1% on a constant currency basis primarily as a result of the impact of a divestiture in the first quarter of 2009 as well as declines in exhibitor attendance.

Operating Income/(Loss)

The table below sets forth comparative supplemental operating income data for the three months ended March 31, 2010 and 2009, both on an as reported and adjusted basis, adjusting for those items affecting operating income/(loss), as described above on page 25 within the Consolidated Results commentary. Adjusted operating income/(loss) is a non-GAAP measure and is presented to illustrate the effect of restructuring and impairment charges and, where noted, certain other items on reported operating income/(loss), which we consider to be unusual in nature. Adjusted operating income/(loss) is not a presentation made in accordance with GAAP, and our use of this term may vary from others in our industry. Adjusted operating income/(loss) should not be considered as an alternative to operating income/(loss) or net income/(loss), or any other performance measures derived in accordance with GAAP as measures of operating performance.

THREE MONTHS ENDED MARCH 31, 2010	Reported Operating Income/(Loss)	Restructuring (Credits)/Charges	Adjusted Operating Income/(Loss)
Operating Income
Watch	$71	$(1)	$70
Buy	62	2	64
Expositions	18	1	19
Corporate and Eliminations	(19)	1	(18)

Total Nielsen	$132	$3	$135

THREE MONTHS ENDED MARCH 31, 2009	Reported Operating Income/(Loss)	Restructuring Charges	Adjusted Operating Income/(Loss)
Operating Income
Watch	$66	$—	$66
Buy	47	3	50
Expositions	14	1	15
Corporate and Eliminations	(15)	1	(14)

Total Nielsen	$112	$5	$117

Watch. Adjusted operating income for the three months ended March 31, 2010 was $70 million compared to adjusted operating income of $66 million for the three months ended March 31, 2009, an increase of 3.3% on a constant currency basis due primarily to North American television measurement and studio analytical services revenue performance as well as cost savings effects of the Transformation Initiative and other productivity and cost savings initiatives. These increases were offset, in part, by higher volume related variable costs within North American television.

Buy. Adjusted operating income for the three months ended March 31, 2010 was $64 million compared to adjusted operating income of $50 million for the three months ended March 31, 2009, an increase of 14.9% on a constant currency basis due to strong revenue performance in Insights services as well as cost savings effects of the Transformation Initiative and other productivity initiatives, primarily in Developed Markets, which offset volume related increases in Developing Markets.

Expositions. Adjusted operating income for the three months ended March 31, 2010 was $19 million compared to adjusted operating income of $15 million for the three months ended March 31, 2009, an increase of 32.7% on a constant currency basis. The increase is due to the impact of cost savings from productivity initiatives.

Corporate and Eliminations. Adjusted operating loss for the three months ended March 31, 2010 was $18 million compared to adjusted operating income of $14 million for the three months ended March 31, 2009, an increase in operating loss due primarily to increases in global infrastructure costs.

Liquidity and Capital Resources

Overview

Our contractual obligations, commitments and debt service requirements over the next several years are significant. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash. At March 31, 2010, cash and cash equivalents were $408 million and our total indebtedness was $8,573 million. In addition, we also had $668 million available for borrowing under our senior secured revolving credit facility at March 31, 2010.

We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our senior secured debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations, and capital spending over the next year. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise. During the fourth quarter of 2009 and the first quarter of 2010 we made voluntary permanent repayments of $100 million on our existing term loans due August 2013. It is possible that continued changes to global economic conditions could adversely affect our cash flows through increased interest costs or our ability to obtain external financing or to refinance existing indebtedness.

Pursuant to our senior secured credit facilities, commencing in 2008, we are subject to making mandatory prepayments on the term loans within our senior secured credit facilities to the extent in any full calendar year we generate Excess Cash Flow (“ECF”), as defined in the credit agreement. The percentage of ECF that must be applied as a repayment is a function of several factors, including our ratio of total net debt to Covenant EBITDA (as defined below), as well other adjustments, including any voluntary term loan repayments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause, such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the lenders. In 2009 our operations realized ECF, but no mandatory repayment was required due to our making voluntary repayments in the course of the year and our year-end total net debt to Covenant EBITDA ratio. Our next ECF measurement date will occur upon completion of the 2010 results, and therefore it is uncertain at this time if we will be required to make any corresponding mandatory prepayments in early 2011.

Financing Transactions

On March 9, 2010, Nielsen entered into a three-year interest swap to fix the LIBOR-related portion of interest rates for $250 million of the Company’s variable-rate debt at 1.69%. This swap replaced the $500 million notional amount interest rate swap that matured on February 9, 2010. This derivative instrument has been designated as an interest rate cash flow hedge.

In March 2009, we purchased and cancelled approximately GBP 101 million of our total GBP 250 million outstanding 5.625% EMTN debenture notes. This transaction was pursuant to a cash tender offer, whereby the Company paid, and participating note holders received, a price of £940 per £1,000 in principal amount of the notes, plus accrued interest. In conjunction with the GBP note cancellation we satisfied, and paid in cash, a portion of the remarketing settlement value associated with the cancelled notes to the two holders of a remarketing option associated with the notes. In addition, we unwound a portion of our existing GBP/Euro foreign currency swap, which was previously designated as a foreign currency cash flow hedge. The net cash paid for the combined elements of this transaction was approximately $197 million. We completed a tender offer for the remaining outstanding debenture notes in June 2009.

In February 2009, we entered into two three-year forward interest rate swap agreements with starting dates of November 9, 2009. These agreements fix the LIBOR-related portion of interest rates for $500 million of our variable-rate debt at an average rate of 2.47%. The commencement date of the interest rate swaps coincided with a $1 billion notional amount interest rate swap maturity that was entered into in November 2006. These derivative instruments have been designated as interest rate cash flow hedges.

In January 2009, we issued $330 million in aggregate principal amount of 11.625% Senior Notes due 2014 at an issue price of $297 million with cash proceeds of approximately $290 million net of fees and expenses.

Cash Flows

Operating activities. Net cash used in operating activities was $28 million for the three months ended March 31, 2010, compared to $36 million for the three months ended March 31, 2009. The primary driver for the reduction in the usage of cash from operating activities was the growth in business income offset by the reduction in working capital performance as well as slightly higher interest payments.

Investing activities. Net cash used in investing activities was $32 million for the three months ended March 31, 2010, compared to $88 million for the three months ended March 31, 2009. The primary driver for the reduction in the usage of cash from investing activities was the proceeds from business divestitures in 2010, lower acquisition payments and lower capital expenditures.

Capital expenditures for property, plant, equipment, software and other assets totaled $53 million for the three months ended March 31, 2010 versus $64 million for the three months ended March 31, 2009. The primary reasons for the decrease in capital expenditures related to lower spending on the Local People Meter expansion by North American television and lower spending on software purchases and development.

Financing activities. Net cash used in financing activities was $32 million for the three months ended March 31, 2010 as compared to net cash provided by financing activities of $83 million for the three months ended March 31, 2009. The lower source of cash was driven by the results of the financing transactions described under the “Use of Proceeds of Transactions and other Financing Transactions” section above.

Covenant EBITDA

Our senior secured credit facility contains a covenant that requires our wholly-owned subsidiary Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a maximum ratio of consolidated total net debt, excluding Nielsen net debt, to Covenant EBITDA of 10.0 to 1.0, calculated for the trailing four quarters (as determined under our senior secured credit facility). For test periods commencing:

(1)	between October 1, 2008 and September 30, 2009, the maximum ratio is 8.75 to 1.0;

(2)	between October 1, 2009 and September 30, 2010, the maximum ratio is 8.0 to 1.0;

(3)	between October 1, 2010 and September 30, 2011, the maximum ratio is 7.5 to 1.0;

(4)	between October 1, 2011 and September 30, 2012, the maximum ratio is 7.0 to 1.0; and,

(5)	after October 1, 2012, the maximum ratio is 6.25 to 1.0.

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

(1)	between October 1, 2008 and September 30, 2009 the minimum ratio requirement was 1.50 to 1.0;

(2)	between October 1, 2009 and September 30, 2010 the minimum ratio requirement is 1.65 to 1.0;

(3)	between October 1, 2010 and September 30, 2011 the minimum ratio requirement is 1.75 to 1.0;

(4)	between October 1, 2011 and September 30, 2012, the minimum ratio is 1.60 to 1.0; and,

(5)	after October 1, 2012, the minimum ratio is 1.50 to 1.0.

Failure to comply with either of these covenants would result in an event of default under our senior secured credit facility unless waived by our senior credit lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our senior secured credit facility and these covenants are material to us. As of March 31, 2010, we were in compliance with the covenants described above.

We also measure the ratio of secured net debt to Covenant EBITDA, as it impacts the applicable borrowing margin under our senior secured term loans due 2013. During periods when the ratio is less than 4.25 to 1.0, the applicable margin is 25 basis points lower than it would be otherwise.

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

The following is a reconciliation of our income/(loss) from continuing operations, for the three and twelve months ended March 31, 2010, to Covenant EBITDA as defined above under our senior secured credit facilities:

	Covenant EBITDA (unaudited)
(IN MILLIONS)	Three months ended March 31, 2010	Twelve months ended March 31, 2010
Income/(loss) from continuing operations	$47	$(389)
Interest expense, net	161	639
Benefit for income taxes	(1)	(196)
Depreciation and amortization	141	568

EBITDA	348	622
Non-cash charges(1)	4	537
Unusual or non-recurring items(2)	(71)	83
Restructuring charges and business optimization costs (3)	8	72
Sponsor monitoring fees(4)	3	12
Other(5)	—	35

Covenant EBITDA	$292	$1,361

Credit Statistics:
Current portion of long term debt, capital lease obligation and other short-term borrowings	$103
Non-current portion of long-term debt and capital lease and other obligations	8,470

Total debt	8,573

Cash and cash equivalents	408
Less: Additional deduction per credit agreement	10
Less: Cash and cash equivalents of unrestricted subsidiaries	5

Cash and cash equivalents excluding cash of unrestricted subsidiaries/deduction	393

Net debt, including Nielsen net debt(6)	8,180
Less: Unsecured debenture loans	(3,368)
Less: Other unsecured net debt	(6)

Secured net debt(7)	$4,806

Net debt, excluding $397 million (at March 31, 2010) of Nielsen net debt(8)	$7,783
Ratio of secured net debt to Covenant EBITDA	3.53
Ratio of net debt (excluding Nielsen net debt) to Covenant EBITDA(9)	5.72
Consolidated interest expense, including Nielsen interest expense(10)	516
Ratio of Covenant EBITDA to Consolidated Interest Expense, including Nielsen interest expense	2.64

(1)	Consists of non-cash items that are permitted adjustments in calculating covenant compliance under the senior secured credit facility, primarily goodwill and intangible asset impairment and share-based compensation.

(2)	Unusual or non-recurring items include (amounts in millions):

	Three months ended March 31, 2010	Twelve months ended March 31, 2010
Currency exchange rate differences on financial transactions and other losses, net (a)	$(87)	$6
Loss on derivative Instruments	10	48
Duplicative running costs(b)	1	10
U.S. listing costs/consulting fees	2	6
Other(c)	3	13

Total	$(71)	$83

(a)	Represents foreign exchange gains or losses on revaluation of external debt and intercompany loans and other non-operating gains or losses.

(b)	Represents the costs incurred in Europe as a result of the parallel running of data factory systems expected to be eliminated. Also includes duplicative Transformation Initiative running costs.

(c)	Includes other unusual or non-recurring items that are required or permitted adjustments in calculating covenant compliance under the senior secured credit facility.

(3)	Restructuring charges and business optimization costs (including costs associated with Transformation Initiative), severance and relocation costs.

(4)	Represents the annual Sponsor monitoring fees.

(5)	These adjustments include the pro forma EBITDA impact of businesses that were acquired during the last twelve months, loss on sale of fixed assets, subsidiaries and affiliates, dividends received from affiliates; equity in net loss of affiliates, and the exclusion of Covenant EBITDA attributable to unrestricted subsidiaries.

(6)	Net debt, including Nielsen net debt, is not a defined term under GAAP. Net debt is calculated as total debt less cash and cash equivalents at March 31, 2010 excluding a contractual $10 million threshold and cash and cash equivalents of unrestricted subsidiaries of $5 million.

(7)	The net secured debt is the consolidated total net debt that is secured by a lien on any assets or property of a loan party or a restricted subsidiary.

(8)	Net debt, as defined, excluding $397 million of Nielsen net debt, is not a defined term under GAAP. Nielsen and our unrestricted subsidiaries are not subject to the restrictive covenants contained in the senior secured credit facility, and Nielsen’s Senior Discount Notes are not considered obligations of any of Nielsen’s subsidiaries. Therefore, these notes will not be taken into account when calculating the ratios under the senior secured credit facility.

(9)	For the reasons discussed in footnote (8) above, the ratio of net debt (excluding Nielsen’s Senior Discount Notes) to Covenant EBITDA presented above does not include $397 million of Nielsen net indebtedness.

(10)	Consolidated interest expense is not a defined term under GAAP. Consolidated interest expense for any period is defined in our senior secured credit facility as the sum of (i) the cash interest expense of Nielsen Holding and Finance B.V. and its subsidiaries with respect to all outstanding indebtedness, including all commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance and net costs under swap contracts, net of cash interest income, and (ii) any cash payments in respect of the accretion or accrual of discounted liabilities during such period related to borrowed money (with a maturity of more than one year) that were amortized or accrued in a previous period, excluding, in each case, however, among other things, the amortization of deferred financing costs and any other amounts of non-cash interest, the accretion or accrual of discounted liabilities during such period, commissions, discounts, yield and other fees and charges incurred in connection with certain permitted receivables financing and all non-recurring cash interest expense consisting of liquidated damages for failure to timely comply with registration rights obligations and financing fees. Consolidated interest expense, including Nielsen interest expense, is calculated as total consolidated interest expense for the four consecutive fiscal quarter periods ended on March 31, 2010, including $21 million of interest expense of Nielsen as follows:

(IN MILLIONS)
Cash Interest Expense	$499
Less: Cash Interest Income	6

Net Cash Interest Expense for the twelve months ended March 31, 2010	493
Plus: Pro Forma impact for acquisitions, divestitures and debt issuance and retirement	23

Pro Forma Cash Interest Expense for the twelve months ended March 31, 2010	$516

See “—Liquidity and Capital Resources” for further information on our indebtedness and covenants.

Transactions with Sponsors and Other Related Parties

We recorded $3 million in selling, general and administrative expenses related to management fees, travel and consulting attributable to a number of the Sponsors for both the three months ended March 31, 2010 and March 31, 2009.

At March 31, 2010, accounts payable and other current liabilities include a $21 million payable to Valcon Acquisition Holdings, B.V. (“Dutch Holdco”), our penultimate parent, associated with certain Dutch Holdco tax liabilities.

Commitments and Contingencies

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida on April 30, 2009. The lawsuit alleges that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. After briefing and a hearing, by order dated August 28, 2009, the court granted our motion to dismiss the complaint, with leave to amend the complaint. Sunbeam subsequently filed an amended complaint restating the same claims as contained in the original complaint; by order dated January 11, 2010, the court granted our motion to dismiss the federal and state antitrust claims, as well as the state unfair trade practices claim, with leave to amend those claims, and denied our motion to dismiss the breach of contract claim. Sunbeam subsequently filed a second amended complaint and we filed our answer to the second amended complaint on March 25, 2010. We continue to believe this lawsuit is without merit and intend to defend it vigorously.

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

Summary of Recent Accounting Pronouncements

Consolidation

In January 2010, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to: (1) a subsidiary or group of assets that is a business; (2) a subsidiary that is a business that is transferred to an equity method investee or joint venture and (3) an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity (including an equity method investee or joint venture). If a decrease in ownership occurs in a subsidiary that is not a business, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10. This guidance is effective for us retroactive to January 1, 2009, however, the guidance did not have an impact on previously issued consolidated financial statements and did not have a material impact on our condensed consolidated financial statements as of March 31, 2010 or for the three months then ended.

In June 2009, the FASB issued an update to ASC 810 - Consolidation. The update amends the consolidation guidance applicable to variable interest entities (“VIE”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. ASC 810 will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIE. ASC 810 is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance, effective January 1, 2010, did not have a material impact on our condensed consolidated financial statements as of March 31, 2010 or for the three months then ended.

Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. We do not currently have fair value measurements within the Level 3 category and therefore the adoption did not have a material impact on our condensed consolidated financial statements as of March 31, 2010 or for the three months then ended.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of ASU 2009-13, but do not expect the adoption to have a material impact on our condensed consolidated financial statements.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 47% of our revenues and 46% of our operating costs were generated in currencies other than the U.S. Dollar for the three months ended March 31, 2010. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure.

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

The table below details the percentage of revenues and expenses by currency for the three months ended March 31, 2010:

	U.S. Dollars	Euro	Other Currencies
Revenues	53%	14%	33%
Operating costs	54%	15%	31%

Based on the twelve months ended December 31, 2009, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $5 million annually, with an immaterial impact on operating income.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At March 31, 2010, we had $4,689 million in carrying value of floating-rate debt under our senior secured credit facilities and our EMTN floating rate notes. A one percentage point increase in these floating rates would increase our annual interest expense by approximately $47 million. In February 2009, we modified the reset interest rate underlying our senior secured term loan in order to achieve additional economic interest benefit and, as a result, all existing floating-to-fixed interest rate swap derivative financial instruments became ineffective. All changes in fair value of the affected interest rate swaps are reflected as a component of derivative gains and losses within our consolidated statement of operations.

On March 9, 2010, we entered into a three-year interest swap to fix the LIBOR-related portion of interest rates for $250 million of our variable-rate debt at 1.69%. This swap replaced the $500 million notional amount interest rate swap that matured on February 9, 2010. This derivative instrument has been designated as an interest rate cash flow hedge.

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

Equity Price Risk

We are not exposed to material equity risk.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth in Note 12 “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 above.

Item 1A.	Risk Factors

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

10.14(b)	2006 Stock Acquisition and Option Plan for Key Employees of Valcon Acquisition Holding B.V. and its Subsidiaries, as amended and restated, effective February 25, 2010.

10.24(b)	Form of Stock Option Agreement, dated as of February 25, 2010.

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.1	Unaudited Quarterly Financial Data and Quarterly Covenant EBITDA for Each of the Interim Periods in the Year Ended December 31, 2009, as Amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V. (Registrant)

Date: April 29, 2010	/s/ Jeffrey R. Charlton
Jeffrey R. Charlton
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer

EXHIBITS

Exhibit Number	Description of Exhibits

10.14(b)	2006 Stock Acquisition and Option Plan for Key Employees of Valcon Acquisition Holding B.V. and its Subsidiaries, as amended and restated, effective February 25, 2010.

10.24(b)	Form of Stock Option Agreement, dated as of February 25, 2010.

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

99.1	Unaudited Quarterly Financial Data and Quarterly Covenant EBITDA for Each of the Interim Periods in the Year Ended December 31, 2009, as Amended