Form 10-Q
period 2010-06-30
Nielsen CO B.V.
filed 2010-07-30
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 258,463,857 shares of the registrant’s Common Stock outstanding as of July 28, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The Nielsen Company B.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2010	2009	2010	2009
Revenues	$1,270	$1,182	$2,466	$2,284

Cost of revenues, exclusive of depreciation and amortization shown separately below	528	484	1,048	963
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	405	386	805	762
Depreciation and amortization	136	136	277	266
Restructuring costs	19	4	22	9

Operating income	182	172	314	284

Interest income	1	2	2	4
Interest expense	(160)	(151)	(322)	(312)
Loss on derivative instruments	(2)	(11)	(12)	(33)
Foreign currency exchange transaction gains/(losses), net	67	(46)	145	31
Other (expense)/income net	—	(9)	9	(11)

Income/(loss) from continuing operations before income taxes and equity in net income of affiliates	88	(43)	136	(37)
(Provision)/benefit for income taxes	(13)	25	(12)	25
Equity in net income of affiliates	2	5	—	8

Income/(loss) from continuing operations	77	(13)	124	(4)
Discontinued operations, net of tax	(3)	4	(8)	—

Net income/(loss)	74	(9)	116	(4)
Less: net income attributable to noncontrolling interests	—	—	1	1

Net income/(loss) attributable to The Nielsen Company B.V.	$74	$(9)	$115	$(5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	June 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$369	$511
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $34 and $31 as of June 30, 2010 and December 31, 2009, respectively	941	936
Prepaid expenses and other current assets	228	195

Total current assets	1,538	1,642
Non-current assets
Property, plant and equipment, net	578	593
Goodwill	6,968	7,056
Other intangible assets, net	4,618	4,757
Deferred tax assets	47	48
Other non-current assets	434	493

Total assets	$14,183	$14,589

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$900	$999
Deferred revenues	427	435
Income tax liabilities	81	82
Current portion of long-term debt, capital lease obligations and short-term borrowings	41	110

Total current liabilities	1,449	1,626
Non-current liabilities
Long-term debt and capital lease obligations	8,399	8,548
Deferred tax liabilities	1,033	1,065
Other non-current liabilities	509	551

Total liabilities	11,390	11,790

Commitments and contingencies (Note 12)
Equity:
Nielsen stockholders’ equity
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at June 30, 2010 and December 31, 2009	58	58
Additional paid-in capital	4,368	4,353
Accumulated deficit	(1,470)	(1,585)
Accumulated other comprehensive loss, net of income taxes	(173)	(42)

Total Nielsen stockholders’ equity	2,784	2,785
Noncontrolling interests	9	14

Total equity	2,793	2,799

Total liabilities and equity	$14,183	$14,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(IN MILLIONS)	2010	2009
Operating Activities
Net income/(loss)	$116	$(4)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based payments expense/(credits)	9	(1)
Loss on sale of discontinued operations, net of tax	3	—
Currency exchange rate differences on financial transactions and other gains	(154)	(18)
Loss on derivative instruments	12	33
Equity in net loss/(income) from affiliates, net of dividends received	6	(1)
Depreciation and amortization	277	269
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(37)	44
Prepaid expenses and other current assets	(20)	(22)
Accounts payable and other current liabilities and deferred revenues	(91)	(146)
Other non-current liabilities	(7)	(4)
Interest payable	73	85
Income taxes	(55)	(84)

Net cash provided by operating activities	132	151

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(38)	(43)
Proceeds from sale of subsidiaries and affiliates, net	25	16
Additions to property, plant and equipment and other assets	(86)	(61)
Additions to intangible assets	(60)	(71)
Other investing activities	5	16

Net cash used in investing activities	(154)	(143)

Financing Activities
Repayments on revolving credit facility	—	(220)
Proceeds from issuances of debt, net of issuance costs	—	1,223
Repayment of debt	(97)	(893)
Increase/(decrease) in other short-term borrowings	4	(42)
Stock activity of subsidiaries, settlement of derivatives and other financing activities	(6)	(167)

Net cash used in financing activities	(99)	(99)

Effect of exchange-rate changes on cash and cash equivalents	(21)	11

Net decrease in cash and cash equivalents	(142)	(80)
Cash and cash equivalents at beginning of period	511	466

Cash and cash equivalents at end of period	$369	$386

Supplemental Cash Flow Information
Cash paid for income taxes	$(64)	$(62)
Cash paid for interest, net of amounts capitalized	$(249)	$(231)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

1. Background and Basis of Presentation

Background

On May 24, 2006, The Nielsen Company B.V. (the “Company” or “Nielsen”) (formerly VNU Group B.V. and VNU N.V.) was acquired through a tender offer to stockholders by Valcon Acquisition B.V. (“Valcon”) (herein referred to as the “Valcon Acquisition”). Valcon’s cumulative purchases totaled 99.4% of Nielsen’s outstanding common stock as of December 31, 2007. In May 2008, Valcon acquired the remaining Nielsen common stock through a statutory squeeze-out procedure pursuant to Dutch legal and regulatory requirements and therefore currently holds 100% of the Company’s outstanding common stock. As part of the Valcon Acquisition, Valcon also acquired all of the 7% preference stock of Nielsen. Valcon also acquired 100% of Nielsen’s preferred B shares which were subsequently canceled during 2006. Nielsen’s common and preferred shares were delisted from the NYSE Euronext on July 11, 2006.

Nielsen, together with its subsidiaries, is a leading global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. Drawing from an extensive and long-standing foundation of consumer measurement, the Company delivers critical media and marketing information, analytics and industry expertise about what consumers watch (consumer interaction with television, online and mobile) and what consumers buy on a global and local basis to its clients. The information, insights and solutions provided to clients help them maintain and strengthen their market positions and identify opportunities for profitable growth. The Company has a presence in approximately 100 countries and holds leading market positions in many of its services and geographies with its headquarters located in Diemen, the Netherlands and New York, USA.

The Company’s business structure is aligned into three reporting segments: What Consumers Watch (media audience measurement and analytics) (“Watch”), What Consumers Buy (consumer purchasing measurement and analytics) (“Buy”) and Expositions. The Watch and Buy segments are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company’s condensed consolidated balance sheets and condensed consolidated statements of cash flows do not reflect the presentation of the December 2009 exit of its Publications operating segment as a discontinued operation. Supplemental cash flows from discontinued operations are not material for either period presented in these condensed consolidated financial statements. Refer to Note 4 to the condensed consolidated financial statements, “Business Divestitures” for additional information regarding discontinued operations.

The Company has evaluated events occurring subsequent to June 30, 2010 for potential recognition or disclosure in the unaudited condensed consolidated financial statements through July 29, 2010 and concluded there were no subsequent events that required recognition or disclosure other than those provided.

2. Summary of Recent Accounting Pronouncements

Consolidation

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updates to its consolidation accounting standards to clarify that the scope of the decrease in ownership provisions applies to: (1) a subsidiary or group of assets that is a business; (2) a subsidiary that is a business that is transferred to an equity method investee or joint venture and (3) an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity (including an equity method investee or joint venture). If a decrease in ownership occurs in a subsidiary that is not a business, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP. This guidance was effective for Nielsen retroactive to January 1, 2009, however, the guidance did not have an impact on previously issued consolidated financial statements and did not have a material impact on the Company’s condensed consolidated financial statements as of June 30, 2010 or for the three and six months then ended.

In June 2009, the FASB issued an update that amends the consolidation guidance applicable to variable interest entities (“VIE”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE and will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIE. These updates are effective for fiscal years beginning after November 15, 2009. The adoption of this guidance, effective January 1, 2010, did not have a material impact on the Company’s condensed consolidated financial statements as of June 30, 2010 or for the three and six months then ended.

Fair Value Measurements

In January 2010, the FASB issued updates to its fair value measurement standards that require entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company does not currently have fair value measurements within the Level 3 category and therefore the adoption did not have a material impact on the Company’s condensed consolidated financial statements as of June 30, 2010 or for the three and six months then ended.

Revenue Recognition

In October 2009, the FASB issued updates to its accounting standards pertaining to multiple-deliverable revenue arrangements requiring entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of the revised accounting standards, but does not expect its adoption to have a material impact on the Company’s condensed consolidated financial statements.

3. Acquisitions and Investments in Affiliates

For the six months ended June 30, 2010, Nielsen paid cash consideration of $38 million associated with both current period and previously executed acquisitions, net of cash acquired. In conjunction with these acquisitions, Nielsen recorded deferred consideration of $19 million, which is payable through 2013. Had the current period acquisitions occurred as of January 1, 2010, the impact on Nielsen’s consolidated results of operations would not have been material.

For the six months ended June 30, 2009, Nielsen paid cash consideration of $43 million associated with both current period and previously executed acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, Nielsen recorded deferred consideration of $34 million, of which $22 million was attributable to a March 2009 acquisition, which in March 2010, was agreed to be settled by a cash payment of $11 million in April 2010 and the issuance of $11 million in equity. Had these acquisitions occurred as of January 1, 2009, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Business Divestitures

During the six months ended June 30, 2010, Nielsen received net cash proceeds of $25 million associated with business divestitures, including the sale of its box-office tracking business as well as the remaining properties within the Publications operating segment discussed further below.

Discontinued Operations

Nielsen Publications

In December 2009 Nielsen substantially completed the planned exit of its Publications operating segment through the sale of its media properties, including The Hollywood Reporter and Billboard, to e5 Global Media LLC. The condensed consolidated statements of operations reflect the Publications operating segment as a discontinued operation. During the six months ended June 30, 2010, Nielsen completed the exit of the remaining properties and recorded a net loss on sale of $3 million associated with these divestitures.

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2010	2009	2010	2009
Revenues	$1	$45	$8	$76
Operating (loss)/income	(5)	12	(9)	9
(Loss)/income from operations before income taxes	(5)	9	(9)	3

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2010	2009	2010	2009
Benefit/(provision) for income taxes	2	(5)	4	(3)

(Loss)/income from operations	(3)	4	(5)	—
Loss on sale, net of tax	—	—	(3)	—

(Loss)/income from discontinued operations	$(3)	$4	$(8)	$—

Nielsen allocated interest to discontinued operations based upon interest expense on debt that was assumed by the acquirers of Nielsen’s discontinued operations and a portion of the consolidated interest expense of Nielsen, based on the ratio of net assets sold as a proportion of consolidated net assets. No interest expense was allocated to discontinued operations for the three or six months ended June 30, 2010. Interest expense of $2 million and $4 million was allocated to discontinued operations for the three and six months ended June 30, 2009, respectively.

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2010.

(IN MILLIONS)	Watch	Buy	Expositions	Total
Balance, December 31, 2009	$3,434	$3,066	$556	$7,056
Acquisitions, divestitures and purchase price adjustments	8	4	(3)	9
Effect of foreign currency translation	(21)	(76)	—	(97)

Balance, June 30, 2010	$3,421	$2,994	$553	$6,968

At June 30, 2010, $223 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Indefinite-lived intangibles:
Trade names and trademarks	$1,914	$1,949	$—	$—

Amortized intangibles:
Trade names and trademarks	$104	$112	$(24)	$(22)
Customer-related intangibles	2,753	2,747	(545)	(480)
Covenants-not-to-compete	22	21	(17)	(15)
Computer software	850	826	(474)	(421)
Patents and other	63	63	(28)	(23)

Total	$3,792	$3,769	$(1,088)	$(961)

Amortization expense for the three months ended June 30, 2010 and 2009 was $75 million and $81 million, respectively. Amortization expense for the six months ended June 30, 2010 and 2009 was $160 million and $159 million, respectively.

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

6. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Transformation Initiative	Other Productivity Initiatives	Total
Balance at December 31, 2009	$46	$29	$75
(Credits)/charges	(4)	26	22
Payments	(25)	(10)	(35)
Effect of foreign currency translation and reclassification adjustments	(2)	(1)	(3)

Balance at June 30, 2010	$15	$44	$59

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

Nielsen recorded net credits of $4 million for the three and six months ended June 30, 2010 associated with adjustments to previously established liabilities for employee severance. Nielsen recorded $4 million and $9 million in restructuring charges, primarily relating to severance costs, for the three and six months ended June 30, 2009, respectively.

Other Productivity Initiatives

In December 2009, Nielsen commenced certain specific restructuring actions attributable to defined cost-reduction programs directed towards achieving increased productivity in future periods primarily through targeted employee terminations. The Company recorded $23 million and $26 million in restructuring charges associated with these initiatives during the three and six months ended June 30, 2010. Of these amounts, approximately $6 million related to property lease termination charges with the remainder relating to severance charges associated with employee terminations.

Of the $59 million in remaining liabilities for restructuring actions, $51 million is expected to be paid within one year and is classified as a current liability within the consolidated financial statements as of June 30, 2010.

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

Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, and long-term debt. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

(IN MILLIONS)	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments in mutual funds (1)	$2	$2	$—	$—
Plan assets for deferred compensation (2)	16	16	—	—

Total	$18	$18	$—	$—

(IN MILLIONS)	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Interest rate swap arrangements(3)	$96	—	$96	$—
Deferred compensation liabilities(4)	16	16	—	—

Total	$112	$16	$96	$—

(1)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.
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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At June 30, 2010, Nielsen had no exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

Nielsen expects to recognize approximately $46 million of pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments, which includes the aforementioned modification.

As of June 30, 2010, the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

The Company terminated all existing foreign currency exchange forward contracts during the first quarter of 2009. Since no hedge designation was made for these contracts, Nielsen recorded a net loss of $5 million for the six months ended June 30, 2009.

Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets

The fair values of our derivative instruments as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
(IN MILLIONS)	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Derivatives designated as hedging instruments
Interest Rate Swaps	$—	$22	$—	$9

Total derivatives designated as hedging instruments	$—	$22	$—	$9

Derivatives not designated as hedging instruments
Interest Rate Swaps	$23	$51	$48	$60

Total derivatives not designated as hedging instruments	$23	$51	$48	$60

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended June 30, 2010 and 2009 was as follows (amounts in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended June 30,		Location of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from OCI into Income (Effective Portion) Three Months Ended June 30,		Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three Months Ended June 30,
	2010	2009		2010	2009	2010	2009
Interest Rate Swaps	$(13)	$7	Interest expense	$(4)	$—	$(14)	$(24)
Foreign Currency Swap	—	15	Foreign currency exchange transaction gains, net	—	16	—	—

Total	$(13)	$22		$(4)	$16	$(14)	$(24)

The pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended June 30, 2010 and 2009 was as follows (amounts in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) Six Months Ended June 30,		Location of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from OCI into Income (Effective Portion) Six Months Ended June 30,		Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Six Months Ended June 30,
	2010	2009		2010	2009	2010	2009
Interest Rate Swaps	$(20)	$(18)	Interest expense	$(7)	$(25)	$(28)	$(37)
Foreign Currency Swap	—	23	Foreign currency exchange transaction gains, net	—	28	—	—

Total	$(20)	$5		$(7)	$3	$(28)	$(37)

Derivatives Not Designated as Hedging Instruments

The pre-tax effect of derivative instruments not designated as hedges for the three months ended June 30, 2010 and 2009 was as follows (amounts in millions):

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Statement of Operations on Derivatives	Amount of Loss Recognized in Statement of Operations on Derivatives Three Months Ended June 30,
		2010	2009
Interest Rate Swaps	Loss on derivative instruments	$(2)	$(11)

The pre-tax effect of derivative instruments not designated as hedges for the six months ended June 30, 2010 and 2009 was as follows (amounts in millions):

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Statement of Operations on Derivatives	Amount of Loss Recognized in Statement of Operations on Derivatives Six Months Ended June 30,
		2010	2009
Interest Rate Swaps	Loss on derivative instruments	$(12)	$(9)
Foreign Currency Swaps	Loss on derivative instruments	—	(19)
Foreign Currency Forward Contracts	Loss on derivative instruments	—	(5)

Total		$(12)	$(33)

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of June 30, 2010.

(IN MILLIONS)	June 30, 2010			December 31, 2009
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
Senior secured term loan ($2,983 million at June 30, 2010 and December 31, 2009) (LIBOR based variable rate of 2.35%) due 2013		$2,900	$2,724		$2,918	$2,715
$1,013 million senior secured term loan (LIBOR based variable rate of 4.10%) due 2016		1,000	960		1,005	948
Senior secured term loan (EUR 321 million at June 30, 2010 and December 31, 2009) (EURIBOR based variable rate of 2.40%) due 2013		383	360		451	423
EUR 179 million senior secured term loan (EURIBOR based variable rate of 4.15%) due 2016		218	207		254	238
$500 million 8.50% senior secured term loan due 2017		500	479		500	493
$688 million senior secured revolving credit facility (EURIBOR or LIBOR based variable rate) due 2012		—	—		—	—

Total senior secured credit facilities (with weighted average interest rate)	3.64%	5,001	4,730	3.51%	5,128	4,817
$1,070 million 12.50% senior subordinated discount debenture loan due 2016		940	892		885	809
$870 million 10.00% senior debenture loan due 2014		869	888		869	905
$500 million 11.50% senior debenture loan due 2016		465	508		463	517
$330 million 11.625% senior debenture loan due 2014		304	332		301	337
EUR 343 million 11.125% senior discount debenture loan due 2016		378	350		415	359
EUR 150 million 9.00% senior debenture loan due 2014		186	187		215	217
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate) due 2010		—	—		72	67
EUR 50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 2.04%) due 2012		62	54		72	66
EUR 30 million 6.75% private placement debenture loan (EMTN) due 2012		38	36		44	43
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011		45	41		45	40

Total debenture loans (with weighted average interest rate)	12.35%	3,287	3,288	12.06%	3,381	3,360
Other loans		5	5		—	—

Total long-term debt	7.09%	8,293	8,023	6.91%	8,509	8,177
Capital lease and other financing obligations		128			131
Short-term debt		1			3
Bank overdrafts		18			15

Total debt and other financing arrangements		8,440			8,658

Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		41			110

Non-current portion of long-term debt and capital lease and other financing obligations		$8,399			$8,548

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For July 1, 2010 to December 31, 2010	$6
2011	60
2012	114
2013	3,296
2014	1,371
2015	12
Thereafter	3,434

$8,293

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

In May 2010, our EUR 50 million variable rate EMTN matured and was repaid.

Subsequent Events

Effective July 1, 2010, the Company designated its EUR 321 million variable rate senior secured term loan due 2013 and its EUR 179 million variable rate senior secured term loan due 2016 as non-derivative hedges of its net investment in a European subsidiary. Beginning on July 1, 2010, gains or losses attributable to fluctuations in the Euro as compared to the U.S. Dollar associated with this debenture will be recorded to the cumulative translation adjustment within stockholders’ equity, net of income tax. The Company’s net income/(loss) reflected foreign currency exchange gains of $51 million and $96 million for the three and six months ended June 30, 2010, respectively, and losses of $46 million and $7 million for the three and six months ended June 30, 2009, respectively associated with these loans.

In July 2010, Nielsen offered lenders under its senior secured credit facilities the option of extending the maturity of their existing term loans from August 9, 2013 to May 1, 2016. The interest rate margin of term loans that have been extended will be increased to 3.75%, subject to a 0.25% decrease based upon the Company attaining certain specified financial metrics, and, separately, subject to a further 0.25% reduction based upon the Company attaining certain credit ratings. As of July 29, 2010, lenders agreed to extend approximately $1.5 billion of their 2013 term loan commitments pursuant to the offer, and the Company intends to accept such amount for extension. The extension is expected to be formally completed in early August 2010.

9. Comprehensive Income/(Loss)

The following table sets forth the components of comprehensive income/(loss), net of income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2010	2009	2010	2009
Net income/(loss)	$74	$(9)	$116	$(4)
Other comprehensive income/(loss), net of tax
Unrealized gains/(losses) on:
Currency translation adjustments	(94)	232	(142)	162
Available-for-sale securities	—	(1)	—	(2)
Changes in the fair value of cash flow hedges	3	14	9	12
Pension liability	—	(1)	—	(1)

Total other comprehensive (loss)/income	(91)	244	(133)	171

Total comprehensive (loss)/income	(17)	235	(17)	167
Comprehensive (loss)/income attributable to noncontrolling interests	(1)	1	(1)	1

Total comprehensive (loss)/income attributable to The Nielsen Company B.V.	$(16)	$234	$(16)	$166

10. Share-Based Compensation

The Company recorded $4 million and $9 million in share-based compensation expense for the three and six months ended June 30, 2010, respectively. The Company granted 203,435 and 1,742,783 of combined performance and time-based options during the three and six months ended June 30, 2010, respectively. The weighted-average grant date fair value per share was $11.56 and $11.51 for the options granted in the three and six months ended June 30, 2010, respectively. No additional significant stock option activity occurred during the three and six months ended June 30, 2010.

The Company recorded net credits for share-based compensation of $5 million and $1 million for the three and six months ended June 30, 2009 as a result of the Company’s second quarter 2009 determination that it was not probable that the performance options that were expected to vest on December 31, 2010 and 2011 would vest. Because the performance options were no longer expected to vest, the cumulative share based compensation expense of $10 million related to these options was reversed; including $8 million recorded in prior years, and was accounted for as a change in estimate. Further, on June 2, 2009, a modification was made to the vesting provisions of the performance options scheduled to vest on December 31, 2010 and 2011. Should the respective performance targets not be achieved, the modification would allow those performance options to convert to time-based options, subject to continued employment, with a stated vesting date of December 31, 2012 and December 31, 2013 for the 2010 and 2011 options, respectively.

11. Income Taxes

Nielsen has a presence in approximately 100 countries around the world and its earnings are taxed at the applicable local country income tax rate in effect.

The effective tax rates for the three months ended June 30, 2010 and 2009 were 15% expense and 58% (benefit) respectively. The effective tax rates for the six months ended June 30, 2010 and 2009 were 9% expense and 68% (benefit) respectively.

The effective tax rate for the three months ended June 30, 2010 is lower than the statutory rate primarily due to the favorable effect of certain foreign currency exchange gains, financing activities and the change in unrecognized income tax benefits. The effective tax benefit rate for the three months ended June 30, 2009 is higher than the statutory rate primarily due to the favorable effect of certain foreign currency exchange gains, the impact of the tax rate differences in other jurisdictions where the Company files tax returns and the change in unrecognized income tax benefits which is partially offset by the change in interest on liabilities for unrecognized income tax benefits.

The effective tax rate for the six months ended June 30, 2010 is lower than the statutory expense rate primarily due to the favorable effect of certain foreign currency exchange gains and financing activities. The effective tax benefit rate for the six months ended June 30, 2009 is higher than the statutory rate primarily due to the favorable effect of certain foreign currency exchange gains, the impact of the tax rate differences in other jurisdictions where the Company files tax returns and the change in unrecognized income tax benefits which were partially offset by the change in interest on liabilities for unrecognized income tax benefits.

Liabilities for unrecognized income tax benefits totaled $123 million and $129 million as of June 30, 2010 and December 31, 2009, respectively. The decrease is primarily due to the recognition of certain income tax benefits as a result of statute of limitation expirations as well as fluctuations in foreign currency exchange rates. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

The IRS commenced examinations of certain Company’s U.S. Federal income tax returns for 2006 and 2007 in the first quarter of 2009. The Company is under Canadian audit for the years 2006, 2007 and 2008. It is anticipated that all examinations will be completed within the next twelve months. To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

12. Related Party Transactions

The Company recorded $3 million and $6 million in selling, general and administrative expenses related to management fees, travel and consulting attributable to a number of the Sponsors for both the three and six months ended June 30, 2010 and 2009, respectively.

At June 30, 2010, accounts payable and other current liabilities include a $37 million payable to the former Valcon Acquisition Holdings, B.V., now Nielsen Holdings B.V. (“Dutch Holdco”), the Company’s penultimate parent, associated with certain Dutch Holdco tax liabilities.

13. Commitments and Contingencies

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

14. Segments

The Company aligns its operating segments in order to conform to management’s internal reporting structure, which is reflective of service offerings by industry. Management aggregates such operating segments into three reportable segments: What Consumers Watch (“Watch”), consisting principally of television ratings, television, internet and mobile audience and advertising measurement and corresponding analytics; What Consumers Buy (“Buy”), consisting principally of market research information and analytical services; and Expositions, consisting principally of trade shows, events and conferences. Corporate consists principally of unallocated items such as certain facilities and infrastructure costs as well as intersegment eliminations.

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

Business Segment Information

Three months ended June 30, 2010 and June 30, 2009

(IN MILLIONS)	Watch	Buy	Expositions	Corporate	Total
Three Months Ended June 30, 2010
Revenues	$432	$800	$38	$—	$1,270
Depreciation and amortization	$74	$52	$6	$4	$136
Restructuring costs	$6	$6	$(1)	$8	$19
Share-Based Compensation	$1	$1	$—	$2	$4
Operating income/(loss)	$85	$118	$8	$(29)	$182
Total assets as of June 30, 2010	$6,495	$6,498	$832	$358	$14,183

(IN MILLIONS)	Watch	Buy	Expositions	Corporate	Total
Three Months Ended June 30, 2009
Revenues	$403	$732	$47	$—	$1,182
Depreciation and amortization	$68	$54	$10	$4	$136
Restructuring costs	$5	$(1)	$—	$—	$4
Share-Based Compensation	$(2)	$—	$—	$(3)	$(5)
Operating income/(loss)	$87	$103	$(4)	$(14)	$172
Total assets as of December 31, 2009	$6,556	$6,706	$857	$470	$14,589

Six months ended June 30, 2010 and June 30, 2009

(IN MILLIONS)	Watch	Buy	Expositions	Corporate	Total
Six Months Ended June 30, 2010
Revenues	$837	$1,542	$87	$—	$2,466
Depreciation and amortization	$146	$109	$14	$8	$277
Restructuring costs	$5	$8	$—	$9	$22
Share-Based Compensation	$2	$3	$—	$4	$9
Operating income/(loss)	$156	$180	$26	$(48)	$314

(IN MILLIONS)	Watch	Buy	Expositions	Corporate	Total
Six Months Ended June 30, 2009
Revenues	$796	$1,387	$101	$—	$2,284
Depreciation and amortization	$135	$106	$19	$6	$266
Restructuring costs	$5	$2	$1	$1	$9
Share-Based Compensation	$(1)	$1	$—	$(1)	$(1)
Operating income/(loss)	$153	$150	$10	$(29)	$284

15. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the condensed consolidating balance sheet as of June 30, 2010 and December 31, 2009 and condensed consolidating statements of operations and cash flows for three and six months ended June 30, 2010 and 2009. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., Nielsen Business Media Holding Company, TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen Business Media Holding Company, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are the Company and the subsidiary issuers (Nielsen Finance LLC and Nielsen Finance Co.), both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors of the debt issued by Nielsen.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Condensed Consolidating Statement of Operations (Unaudited)

For the three months ended June 30, 2010

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$644	$626	$—	$1,270

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	248	280	—	528
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	203	202	—	405
Depreciation and amortization	—	—	106	30	—	136
Restructuring costs	—	—	13	6	—	19

Operating income	—	—	74	108	—	182

Interest income	2	121	6	5	(133)	1
Interest expense	(11)	(146)	(130)	(6)	133	(160)
Loss on derivative instruments	—	(2)	—	—	—	(2)
Foreign currency exchange transaction (losses)/gains, net	(1)	66	(14)	16	—	67
Other income/(expense), net	—	—	31	(31)	—	—

Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(10)	39	(33)	92	—	88
Benefit/(provision) for income taxes	2	(15)	51	(51)	—	(13)
Equity in net income of subsidiaries	82	—	67	—	(149)	—
Equity in net income of affiliates	—	—	—	2	—	2

Income from continuing operations	74	24	85	43	(149)	77
Discontinued operations, net of tax	—	—	(3)	—	—	(3)

Net income	74	24	82	43	(149)	74
Less: net income attributable to noncontrolling interests	—	—	—	—	—	—

Net income attributable to controlling interests	$74	$24	$82	$43	$(149)	$74

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the three months ended June 30, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$618	$564	$—	$1,182

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	248	236	—	484
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	191	195	—	386
Depreciation and amortization	—	—	105	31	—	136
Restructuring costs	—	—	5	(1)	—	4

Operating income	—	—	69	103	—	172

Interest income	5	105	21	19	(148)	2
Interest expense	(14)	(134)	(128)	(23)	148	(151)
(Loss)/gain on derivative instruments	—	(12)	1	—	—	(11)
Foreign currency exchange transaction (losses)/gains, net	—	(58)	21	(9)	—	(46)
Other (expense)/income, net	(12)	(4)	23	(16)	—	(9)

(Loss)/income before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(21)	(103)	7	74	—	(43)
Benefit/(provision) for income taxes	6	35	10	(26)	—	25
Equity in net income/(loss) of subsidiaries	6	—	(20)	—	14	—
Equity in net income of affiliates	—	—	4	1	—	5

(Loss)/income from continuing operations	(9)	(68)	1	49	14	(13)
Discontinued operations, net of tax	—	—	5	(1)	—	4

Net (loss)/income	(9)	(68)	6	48	14	(9)
Less: net income attributable to noncontrolling interests	—	—	—	—	—	—

Net (loss)/income attributable to controlling interests	$(9)	$(68)	$6	$48	$14	$(9)

The Nielsen Company B.V.

Condensed Consolidating Statement of Operations (Unaudited)

For the six months ended June 30, 2010

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,254	$1,212	$—	$2,466

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	496	552	—	1,048
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	405	400	—	805
Depreciation and amortization	—	—	215	62	—	277
Restructuring costs	—	—	15	7	—	22

Operating income	—	—	123	191	—	314

Interest income	4	241	16	10	(269)	2
Interest expense	(24)	(292)	(259)	(16)	269	(322)
Loss on derivative instruments	—	(12)	—	—	—	(12)
Foreign currency exchange transaction (losses)/gains, net	(1)	126	(30)	50	—	145
Other income/(expense), net	—	—	26	(17)	—	9

(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(21)	63	(124)	218	—	136
Benefit/(provision) for income taxes	5	(25)	48	(40)	—	(12)
Equity in net income of subsidiaries	131	—	217	—	(348)	—
Equity in net (loss)/income of affiliates	—	—	(2)	2	—	—

Income from continuing operations	115	38	139	180	(348)	124
Discontinued operations, net of tax	—	—	(8)	—	—	(8)

Net income	115	38	131	180	(348)	116
Less: net income attributable to noncontrolling interests	—	—	—	1	—	1

Net income attributable to controlling interests	$115	$38	$131	$179	$(348)	$115

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the six months ended June 30, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,214	$1,071	$(1)	$2,284

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	494	470	(1)	963
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	394	368	—	762
Depreciation and amortization	—	—	208	58	—	266
Restructuring costs	—	—	8	1	—	9

Operating income	—	—	110	174	—	284

Interest income	13	205	39	37	(290)	4
Interest expense	(30)	(276)	(257)	(39)	290	(312)
Loss on derivative instruments	—	(30)	(3)	—	—	(33)
Foreign currency exchange transaction gains/(losses), net	1	(8)	28	10	—	31
Other (expense)/income, net	(14)	(4)	22	(15)	—	(11)

(Loss)/income before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(30)	(113)	(61)	167	—	(37)
Benefit/(provision) for income taxes	8	38	29	(50)	—	25
Equity in net income/(loss) of subsidiaries	17	—	40	—	(57)	—
Equity in net income of affiliates	—	—	7	1	—	8

(Loss)/income from continuing operations	(5)	(75)	15	118	(57)	(4)
Discontinued operations, net of tax	—	—	2	(2)	—	—

Net (loss)/income	(5)	(75)	17	116	(57)	(4)
Less: net income attributable to noncontrolling interests	—	—	—	1	—	1

Net (loss)/income attributable to controlling interests	$(5)	$(75)	$17	$115	$(57)	$(5)

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet (Unaudited)

June 30, 2010

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$86	$282	$—	$369
Trade and other receivables, net	—	—	349	592	—	941
Prepaid expenses and other current assets	1	23	108	96	—	228
Intercompany receivables	285	134	438	372	(1,229)	—

Total current assets	287	157	981	1,342	(1,229)	1,538

Non-current assets
Property, plant and equipment, net	—	—	356	222	—	578
Goodwill	—	—	4,943	2,025	—	6,968
Other intangible assets, net	—	—	3,384	1,234	—	4,618
Deferred tax assets	—	190	8	45	(196)	47
Other non-current assets	7	92	214	121	—	434
Equity investment in subsidiaries	2,863	—	4,237	—	(7,100)	—
Intercompany loans	184	7,622	708	1,362	(9,876)	—

Total assets	$3,341	$8,061	$14,831	$6,351	$(18,401)	$14,183

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$20	$107	$283	$490	$—	$900
Deferred revenues	—	—	261	166	—	427
Income tax liabilities	—	—	61	20	—	81
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	12	10	19	—	41
Intercompany payables	—	161	804	264	(1,229)	—

Total current liabilities	20	280	1,419	959	(1,229)	1,449

Non-current liabilities
Long-term debt and capital lease obligations	523	7,753	104	19	—	8,399
Deferred tax liabilities	12	—	1,079	138	(196)	1,033
Intercompany loans	—	—	9,169	707	(9,876)	—
Other non-current liabilities	2	67	197	243	—	509

Total liabilities	557	8,100	11,968	2,066	(11,301)	11,390

Total stockholders’ equity/(deficit)	2,784	(39)	2,863	4,276	(7,100)	2,784
Noncontrolling interests	—	—	—	9	—	9

Total equity/(deficit)	2,784	(39)	2,863	4,285	(7,100)	2,793

Total liabilities and equity	$3,341	$8,061	$14,831	$6,351	$(18,401)	$14,183

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet

December 31, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$2	$2	$160	$347	$—	$511
Trade and other receivables, net	—	—	366	570	—	936
Prepaid expenses and other current assets	1	23	88	83	—	195
Intercompany receivables	332	114	442	369	(1,257)	—

Total current assets	335	139	1,056	1,369	(1, 257)	1,642
Non-current assets
Property, plant and equipment, net	—	—	354	239	—	593
Goodwill	—	—	4,939	2,117	—	7,056
Other intangible assets, net	—	—	3,464	1,293	—	4,757
Deferred tax assets	—	196	—	48	(196)	48
Other non-current assets	8	104	240	141	—	493
Equity investment in subsidiaries	2,832	—	4,333	—	(7,165)	—
Intercompany loans	275	7,673	836	1,564	(10,348)	—

Total assets	$3,450	$8,112	$15,222	$6,771	$(18,966)	$14,589

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$3	$134	$311	$551	$—	$999
Deferred revenues	—	—	249	186	—	435
Income tax liabilities	—	—	53	29	—	82
Current portion of long-term debt, capital lease obligations and short-term borrowings	72	13	9	16	—	110
Intercompany payables	—	187	818	252	(1,257)	—

Total current liabilities	75	334	1,440	1,034	(1,257)	1,626
Non-current liabilities
Long-term debt and capital lease obligations	576	7,848	106	18	—	8,548
Deferred tax liabilities	12	—	1,110	139	(196)	1,065
Intercompany loans	—	—	9,500	848	(10,348)	—
Other non-current liabilities	2	63	234	252	—	551

Total liabilities	665	8,245	12,390	2,291	(11,801)	11,790

Total stockholders’ equity/(deficit)	2,785	(133)	2,832	4,466	(7,165)	2,785
Noncontrolling interests	—	—	—	14	—	14

Total equity/(deficit)	2,785	(133)	2,832	4,480	(7,165)	2,799

Total liabilities and equity	$3,450	$8,112	$15,222	$6,771	$(18,966)	$14,589

The Nielsen Company B.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2010

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$1	$(17)	$76	$72	$132

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(22)	(16)	(38)
Proceeds from sale of subsidiaries and affiliates, net	—	—	25	—	25
Additions to property, plant and equipment and other assets	—	—	(61)	(25)	(86)
Additions to intangible assets	—	—	(57)	(3)	(60)
Other investing activities	—	—	—	5	5

Net cash used in investing activities	—	—	(115)	(39)	(154)

Financing activities:
Repayments of debt	(64)	(31)	(2)	—	(97)
Increase in other short-term borrowings	—	—	2	2	4
Stock activity of subsidiaries, settlement of derivatives and other financing activities	62	46	(32)	(82)	(6)

Net cash (used in)/provided by financing activities	(2)	15	(32)	(80)	(99)

Effect of exchange-rate changes on cash and cash equivalents	—	—	(3)	(18)	(21)

Net decrease in cash and cash equivalents	(1)	(2)	(74)	(65)	(142)
Cash and cash equivalents at beginning of period	2	2	160	347	511

Cash and cash equivalents at end of period	$1	$—	$86	$282	$369

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$—	$(9)	$46	$114	$151

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(38)	(5)	(43)
Proceeds from sale of subsidiaries and affiliates, net	—	—	16	—	16
Additions to property, plant and equipment and other assets	—	—	(36)	(25)	(61)
Additions to intangible assets	—	—	(65)	(6)	(71)
Other investing activities	13	—	—	3	16

Net cash provided by/(used in) investing activities	13	—	(123)	(33)	(143)

Financing activities:
Net repayments on revolving credit facility	—	—	(220)	—	(220)
Proceeds from issuances of other debt, net of issuance costs	—	1,223	—	—	1,223
Repayments of other debt	(390)	(496)	—	(7)	(893)
(Decrease)/increase in other short-term borrowings	—	—	(43)	1	(42)
Settlement of derivatives, intercompany and other financing activities	377	(718)	230	(56)	(167)

Net cash (used in)/provided by financing activities	(13)	9	(33)	(62)	(99)

Effect of exchange-rate changes on cash and cash equivalents	—	—	5	6	11

Net (decrease)/increase in cash and cash equivalents	—	—	(105)	25	(80)
Cash and cash equivalents at beginning of period	1	—	162	303	466

Cash and cash equivalents at end of period	$1	$—	$57	$328	$386

The Nielsen Company B.V.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Background and Executive Summary

On May 24, 2006, Nielsen was acquired through a tender offer to shareholders by Valcon Acquisition B.V. (“Valcon”), an entity formed by investment funds associated with AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co., and Thomas H. Lee Partners (collectively, the “Sponsors”) and held 99.4% of Nielsen’s outstanding common shares as of December 31, 2007. In May 2008, Valcon acquired the remaining Nielsen common shares through a statutory squeeze-out procedure, pursuant to Dutch legal and regulatory requirements and therefore holds 100% of the Company’s outstanding common shares. Valcon also acquired 100% of the Company’s preferred B shares in the period from May 24, 2006 to December 31, 2006 which were subsequently cancelled. The common and preferred shares were delisted from the Euronext Amsterdam on July 11, 2006. Nielsen became a subsidiary of Valcon upon the consummation of the acquisition by Valcon (the “Valcon Acquisition”). The registered office of Nielsen is located in Diemen, the Netherlands, with its headquarters located in New York, USA.

Nielsen, together with its subsidiaries, is a global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. We deliver critical media and marketing information, analytics and industry expertise about what consumers watch (consumer interaction with television, online and mobile) and what consumers buy on a global and local basis. Our information, insights and solutions help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in approximately 100 countries, including many developing and emerging markets, and hold leading market positions in many of our services and geographies.

We believe that important measures of our results of operations include revenue, operating income and adjusted operating income (defined below). Our long-term financial objectives include consistent revenue growth and expanding operating margins. Accordingly, we are focused on geographic market and service offering expansion to drive revenue growth and improving operating efficiencies including effective resource utilization, information technology leverage and overhead cost management.

Our business strategy is built upon a model that has traditionally yielded consistent revenue performance. Typically, before the start of each year, nearly 70% of our annual revenue has been committed under contracts in our combined Watch and Buy segments, which provides us with a high degree of stability to our revenue and allows us to effectively manage our profitability and cash flows. We continue to look for growth opportunities through global expansion, specifically within developing markets, as well as through the expansion of our insights services and measurement services across what we refer to as the three screens: television, online and mobile.

Our transformation and other productivity initiatives, which were implemented following the Acquisition, are focused on a combination of improving operating leverage through targeted cost-reduction programs, business process improvements, portfolio restructuring actions (e.g. the exit of our Publications businesses) while at the same time investing in key programs to enhance future growth opportunities.

Achieving our business objectives requires us to manage a number of key risk areas. Our growth objective of geographic market and service expansion requires us to maintain the consistency and integrity of our information and underlying processes on a global scale, and effectively to invest our capital in technology and infrastructure to keep pace with our clients’ demands and our competitors. Our operating footprint across approximately 100 countries requires disciplined global and local resource management of internal and third party providers to ensure success. In addition, our high level of indebtedness requires active management of our debt profile, with a focus on underlying maturities, interest rate risk, liquidity and operating cash flows.

Business Segment Overview

We align our business into three reporting segments: Watch (media audience measurement and analytics), Buy (consumer purchasing measurement and analytics) and Expositions. Our Watch and Buy segments, which together generate substantially all of our revenues, are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses.

Our Watch segment provides viewership data and analytics primarily to the media and advertising industries across television, online and mobile screens. Our Watch data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content, and by our advertising clients to plan and optimize their spending. We are a leader in providing measurement services across three screens.

Our Buy segment provides Information services, which includes our core tracking and scan data (primarily transactional measurement data and consumer behavior information) and Insights services (primarily comprised of our analytical solutions) to businesses in the consumer packaged goods industry. Our services also enable our clients to better manage their brands, uncover new sources of demand, launch and grow new products, analyze their sales, improve their marketing mix and establish more effective consumer relationships. Our data is used by our clients to measure their market share, tracking billions of sales transactions per month in retail outlets around the world. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. Within our Buy segment, we have two primary geographic groups, developed and developing markets. Developed markets primarily include the United States, Canada, Western Europe, Japan and Australia while developing markets include Latin America, Eastern Europe, Russia, China, India and Southeast Asia.

Our Expositions segment operates one of the largest portfolios of business-to-business trade shows in the United States. Each year, we produce approximately 40 trade shows, which in 2009 connected approximately 270,000 buyers and sellers across 20 industries.

Our revenue is highly diversified by business segment, geography, and client. For the six months ended June 30, 2010, 34% of our revenues were generated from our Watch segment, 63% from our Buy segment and the remaining 3% from our Expositions segment. For the six months ended June 30, 2010, 51% of our revenues were generated in the U.S., 10% in the Americas excluding the U.S., 27% in Europe, the Middle East and Africa, and the remaining 12% in the Asia Pacific region.

Certain corporate costs, other than those described above, including those related to selling, finance, legal, human resources, and information technology systems, are considered operating costs and are allocated to our segments based on either the actual amount of costs incurred or on a basis consistent with the operations of the underlying segment.

Factors Affecting Our Financial Results

Foreign Currency

Our financial results are reported in U.S. Dollars and are therefore subject to the impact of movements in exchange rates on the translation of the financial information of individual businesses whose functional currencies are other than U.S. Dollars. Our foreign exchange revenue exposure is spread across several currencies, primarily the Euro. The table below sets forth the profile of our revenue by principal currency.

(IN MILLIONS)	Six months ended June 30, 2010	Six months ended June 30, 2009
U.S. Dollar	53%	56%
Euro	14%	13%
Other Currencies	33%	31%

Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under Item 3 “—Quantitative and Qualitative Disclosures about Market Risks.” In countries with currencies other than the U.S. Dollar, assets and liabilities are translated into U.S. Dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. Dollar to Euro exchange rate was $1.33 to €1.00 for both six month periods ended June 30, 2010 and 2009.

We have operations in both our Watch and Buy segments in Venezuela and our functional currency for these operations is the Venezuelan bolivares fuertes. Venezuela’s currency was considered hyperinflationary as of January 1, 2010 and further, in January 2010, Venezuela’s currency was devalued and a new currency exchange rate system was announced. We have evaluated the new exchange rate system and have concluded that our local currency transactions will be denominated in U.S. dollars until Venezuela’s currency is deemed to be non hyperinflationary. We recorded a charge of $7 million associated with the currency devaluation in January 2010 in our foreign exchange transaction gains, net line item. In June 2010, a further revision to the currency exchange rate system was made. The impact of the hyperinflationary accounting was not material to our consolidated results of operations for the three or six months ended June 30, 2010.

Divestitures

During the six months ended June 30, 2010, we received net cash proceeds of $25 million associated with business divestitures, including the sale of our box-office tracking business as well as the remaining properties within the Publications operating segment discussed further below.

Discontinued Operations

Nielsen Publications

In December 2009, we substantially completed the planned exit of our Publications operating segment through the sale of our media properties, including The Hollywood Reporter and Billboard, to e5 Global Media LLC. Our condensed consolidated statements of operations reflect the Publications operating segment as a discontinued operation. During the six months ended June 30, 2010 we completed the exit of the remaining properties and recorded a net loss on sale of $3 million associated with these divestitures.

See Note 4 to the condensed consolidated financial statements, “Business Divestitures”.

Acquisitions and Investments in Affiliates

For the six months ended June 30, 2010, we paid cash consideration of $38 million associated with both current period and previously executed acquisitions, net of cash acquired. In conjunction with these acquisitions, we recorded deferred consideration of $19 million, which is payable through 2013. Had the current period acquisitions occurred as of January 1, 2010, the impact on our consolidated results of operations would not have been material.

For the six months ended June 30, 2009, we paid cash consideration of $43 million associated with both current period and previously executed acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, we recorded deferred consideration of $34 million, of which $22 million was attributable to a March 2009 acquisition, which in March 2010, was agreed to be settled by a cash payment of $11 million in April 2010 and the issuance of $11 million in equity. Had these acquisitions occurred as of January 1, 2009, the impact on our consolidated results of operations would not have been material.

Results of Operations—Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(IN MILLIONS)	2010	2009
Revenues	$1,270	$1,182

Cost of revenues, exclusive of depreciation and amortization shown separately below	528	484
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	405	386
Depreciation and amortization	136	136
Restructuring costs	19	4

Operating income	182	172

Interest income	1	2
Interest expense	(160)	(151)
Loss on derivative instruments	(2)	(11)
Foreign currency exchange transaction gains/(losses), net	67	(46)

	Three Months Ended June 30,
(IN MILLIONS)	2010	2009
Other expense, net	—	(9)

Income/(loss) from continuing operations before income taxes and equity in net income of affiliates	88	(43)
(Provision)/benefit for income taxes	(13)	25
Equity in net income of affiliates	2	5

Income/(loss) from continuing operations	77	(13)
Discontinued operations, net of tax	(3)	4

Net income attributable to The Nielsen Company B.V.	$74	$(9)

We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our prior-period local currency financial results using the current period foreign currency exchange rates and comparing these adjusted amounts to our current period reported results. This calculation may differ from similarly titled measures by others and accordingly, the constant currency presentation is not meant to be a substitution for reported amounts presented in conformity with GAAP, nor should such amounts be considered in isolation.

Consolidated Results for the Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009

When comparing our results for the three months ended June 30, 2010 with results for the three months ended June 30, 2009, the following should be noted:

Items affecting Operating Income for the three months ended June 30, 2010

•	We incurred $19 million of restructuring expense.

Items affecting Operating Income for the three months ended June 30, 2009

•	We incurred $4 million of restructuring expense.

Revenues

Our revenues increased 7.4%, to $1,270 million for the three months ended June 30, 2010 from $1,182 million for the three months ended June 30, 2009, or 6.7% on a constant currency basis, which excludes a 0.7% favorable impact of changes in foreign currency exchange rates. These increases were driven by a 9.2% increase within our Buy segment (8.3% on a constant currency basis) and a 7.2% increase within our Watch segment (6.6% on a constant currency basis), offset in part by a 17.8% decline in our Expositions segment. Refer to “Business Segment Results” for a further discussion of our revenue performance by segment as well as a reconciliation of reported revenue to constant currency revenue.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 9.3% to $528 million for the three months ended June 30, 2010 from $484 million for the three months ended June 30, 2009, or 9.6% on a constant currency basis, which excludes a 0.3% favorable impact of changes in foreign currency exchange rates. These increases resulted from an 11.4% increase within our Buy segment (12.2% on a constant currency basis) due to the continued expansion of our Insights services globally as well as a 9.6% increase within our Watch segment (8.9% on a constant currency basis) due to volume related growth in North American television measurement. These increases were partially offset by a 28.2% volume related decline within our Expositions segment.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative (“SG&A”) expenses increased 5.1% to $405 million for the three months ended June 30, 2010 from $386 million for the three months ended June 30, 2009, or 3.9% on a constant currency basis, which excludes a 1.2% unfavorable impact of changes in foreign currency exchanges rates. These increases resulted from a 13.0% increase within our Watch segment (12.2% on a constant currency basis) due primarily to an equal impact of increased spending on three-screen measurement initiatives and increased share-based payments expense, a 5.0% increase within our Buy segment (3.2% on a constant currency basis) due to the expansion of our Insights services globally and increases in Corporate costs. These increases were partially offset by a 45.1% decline in our Expositions segment (43.0% on a constant currency basis) due to the impact of cost savings initiatives.

Depreciation and Amortization

Depreciation and amortization of $136 million for the three months ended June 30, 2010 remained flat as compared to the three months ended June 30, 2009.

Restructuring Costs

Transformation Initiative

In December 2006, we announced our intention to expand in-process cost efficiency programs to all areas of our operations worldwide. We further announced strategic changes as part of a major corporate transformation (“Transformation Initiative”). The Transformation Initiative was designed to make us a more successful and efficient enterprise by streamlining and centralizing certain corporate, operational and information technology functions, leveraging global procurement, consolidating real estate and expanding the outsourcing or off-shoring of certain other operational production processes. The Transformation Initiative, which continued through 2009, has been completed, but payments will continue through 2010.

We recorded net credits of $4 million for the three months ended June 30, 2010 associated with adjustments to previously established liabilities for employee severance. We incurred $4 million in restructuring charges, primarily relating to severance costs, for the three months ended June 30, 2009.

Other Productivity Initiatives

In December 2009, we commenced certain specific restructuring actions attributable to defined cost reduction programs, primarily in Europe and North America, directed towards achieving increased productivity in future periods. We recorded $23 million in restructuring charges associated with these initiatives during the three months ended June 30, 2010. Of these amounts, approximately $6 million related to property lease termination charges with the remainder relating to severance charges associated with employee terminations.

See Note 6 to our condensed consolidated financial statements, “Restructuring Activities” for additional information regarding our restructuring programs.

Operating Income

Operating income for the three months ended June 30, 2010 increased 5.5% to $182 million from $172 million for the three months ended June 30, 2009, or 3.0% on a constant currency basis, which excludes a 2.5% favorable impact of changes in foreign currency exchange rates. Excluding “Items affecting Operating Income,” specifically noted above, our adjusted operating income increased 13.1%, or 10.5% on a constant currency basis, which excludes a 2.6% favorable impact of changes in foreign currency exchange rates. Adjusted operating income within our Buy segment increased 20.6% (17.7% on a constant currency basis) due to the revenue performance mentioned above as well as cost savings effects of the Transformation Initiative and other productivity and cost savings initiatives. Adjusted operating income was flat within the remainder of the business as growth of $12 million within our Expositions segment, driven by lower costs, was substantially offset by declines in our Watch segment resulting from increased spending on three-screen measurement initiatives and higher depreciation and amortization as well as higher Corporate costs due to increases in certain product investments and global infrastructure costs. Refer to ”Business Segment Results – Operating Income/(Loss)” for further discussion of adjusted operating income by segment as well as a reconciliation of reported operating income to adjusted operating income on both a reported and constant currency basis.

Interest Expense

Interest expense was $160 million for the three months ended June 30, 2010 compared to $151 million for the three months ended June 30, 2009, as increases in interest costs on new debentures were only partially offset by lower interest costs on senior secured term loans and related derivative instruments.

Loss on Derivative Instruments

The loss on derivative instruments was $2 million for the three months ended June 30, 2010 compared to a loss of $11 million for the three months ended June 30, 2009. The reduction in losses relates to the maturity of $1.5 billion in notional amount of interest rate swaps between November 2009 and March 2010 for which hedge accounting was discontinued in February 2009.

Foreign Currency Exchange Transaction Gains, Net

Foreign currency exchange transaction gains, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.28 to €1.00 and $1.36 to €1.00 for the three months ended June 30, 2010 and 2009, respectively.

Foreign currency exchange resulted in a $67 million gain for the three months ended June 30, 2010 compared to a $46 million loss for the three months ended June 30, 2009. The gains resulted primarily from the fluctuation in the value of the U.S. Dollar against the Euro applied to certain of our Euro denominated senior secured term loans and debenture loans as well as fluctuations in certain currencies including the Euro and Canadian dollar associated with a portion of our intercompany loan portfolio.

Other Income/(Expense), Net

Other expense, net of $9 million for the three months ended June 30, 2009 primarily included net charges of approximately $16 million associated with the purchase and cancellation of GBP 149 million 5.625% EMTN debenture notes and the write-off of deferred debt issuance costs associated with the modification of our senior secured credit facility offset by net gains associated with certain divestitures.

Income/(Loss) from Continuing Operations Before Income Taxes and Equity in Net Income of Affiliates

Income from continuing operations before income taxes and equity in net (loss)/income of affiliates was $88 million for the three months ended June 30, 2010 compared to a loss of $43 million for the three months ended June 30, 2009. The fluctuation in results primarily reflects increased operating performance as well as increased foreign currency exchange transaction gains noted above.

Income Taxes

We have a presence in approximately 100 countries around the world and our earnings are taxed at the applicable local country income tax rate in effect.

The effective tax rates for the three months ended June 30, 2010 and 2009 were 15% expense and 58% (benefit) respectively. The effective tax rate for the three months ended June 30, 2010 is lower than the statutory rate primarily due to the favorable effect of certain foreign currency exchange gains, financing activities and the change in unrecognized income tax benefits. The effective tax benefit rate for the three months ended June 30, 2009 is higher than the statutory rate primarily due to the favorable effect of certain foreign currency exchange gains, the impact of the tax rate differences in other jurisdictions where we file tax returns and the change in unrecognized income tax benefits, partially offset by the change in interest on liabilities for unrecognized income tax benefits.

Liabilities for unrecognized income tax benefits totaled $123 million and $129 million as of June 30, 2010 and December 31, 2009, respectively. The decrease is primarily due to the recognition of certain income tax benefits as a result of statute of limitation expirations as well as fluctuations in foreign currency exchange rates. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Equity in Net Income of Affiliates

Equity in net income of affiliates was $2 million for the three months ended June 30, 2010 compared to $5 million for the three months ended June 30, 2009 as a result of increased expenses attributable to certain recently formed joint venture arrangements.

Discontinued Operations

For the three months ended June 30, 2010, loss from discontinued operations, net of tax was $3 million compared to income of $4 million for the three months ended June 30, 2009. Discontinued operations primarily relate to our Publications operating segment and the loss for the three months ended June 30, 2010 reflects the cessation of operations during 2010.

Results of Operations—Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Six Months Ended June 30,
(IN MILLIONS)	2010	2009
Revenues	$2,466	$2,284

Cost of revenues, exclusive of depreciation and amortization shown separately below	1,048	963
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	805	762
Depreciation and amortization	277	266
Restructuring costs	22	9

Operating income	314	284

Interest income	2	4
Interest expense	(322)	(312)
Loss on derivative instruments	(12)	(33)
Foreign currency exchange transaction gains, net	145	31

	Six Months Ended June 30,
(IN MILLIONS)	2010	2009
Other income/(expense), net	9	(11)

Income/(loss) from continuing operations before income taxes and equity in net income of affiliates	136	(37)
(Provision)/benefit for income taxes	(12)	25
Equity in net income of affiliates	—	8

Income/(loss) from continuing operations	124	(4)
Loss from discontinued operations, net of tax	(8)	—

Net income/(loss)	116	(4)
Income attributable to noncontrolling interests	1	1

Net income/(loss) attributable to The Nielsen Company B.V.	$115	$(5)

Consolidated Results for the Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

When comparing our results for the six months ended June 30, 2010 with results for the six months ended June 30, 2009, the following should be noted:

Items affecting Operating Income for the six months ended June 30, 2010

•	We incurred $22 million of restructuring expense.

Items affecting Operating Income for the six months ended June 30, 2009

•	We incurred $9 million of restructuring expense.

Revenues

Our revenues increased 8.0% to $2,466 million for the six months ended June 30, 2010 from $2,284 million for the six months ended June 30, 2009, or 5.2% on a constant currency basis, which excludes a 2.8% favorable impact of changes in foreign currency exchange rates. These increases were driven by an 11.1% increase within our Buy segment (7.4% on a constant currency basis) and a 5.1% increase within our Watch segment (3.5% on a constant currency basis), offset in part by a 13.4% decline in our Expositions segment (13.7% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 8.8% to $1,048 million for the six months ended June 30, 2010 from $963 million for the six months ended June 30, 2009, or 6.4% on a constant currency basis, excluding a 2.4% unfavorable impact of changes in foreign currency exchange rates. These increases resulted from an 11.9% increase within our Buy segment (8.9% on a constant currency basis) due to the continued expansion of our Insights services globally as well as a 4.5% increase within our Watch segment (2.9% on a constant currency basis) due to volume related growth in global television measurement.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative (“SG&A”) expenses increased 5.8% to $805 million for the six months ended June 30, 2010 from $762 million for the six months ended June 30, 2009, or 2.8% on a constant currency basis, excluding a 3.0% unfavorable impact of changes in foreign currency exchange rates. These increases were driven by an 8.3% increase within our Buy segment (4.6% on a constant currency basis) due to the expansion of our Insights services globally as well as an 8.4% increase within our Watch segment (5.8% on a constant currency basis) due to increased spending on three-screen measurement initiatives and a $3 million increase in share-based compensation expense. This increase was partially offset by a 43.9% decline in our Expositions segment (43.0% on a constant currency basis) due to the impact of cost savings initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $277 million for the six months ended June 30, 2010 as compared to $266 million for the six months ended June 30, 2009 driven by higher capital expenditures for software and infrastructure development.

Restructuring Costs

Transformation Initiative

We recorded net credits of $4 million for the six months ended June 30, 2010 associated with adjustments to previously established liabilities for employee severance. We incurred $9 million in restructuring charges, primarily relating to severance costs, for the six months ended June 30, 2009.

Other Productivity Initiatives

We recorded $26 million in restructuring charges associated with productivity initiatives during the six months ended June 30, 2010. Of these amounts, approximately $6 million related to property lease termination charges with the remainder relating to severance charges associated with employee terminations.

Operating Income

Operating income for the six months ended June 30, 2010 increased 10.6% to $314 million from $284 million for the six months ended June 30, 2009, or 6.4% on a constant currency basis, excluding a 4.2% favorable impact of changes in foreign currency exchange rates. Excluding “Items affecting Operating Income,” specifically noted above our adjusted operating income increased 14.3% (9.7% on a constant currency basis). Adjusted operating income within our Buy segment increased 23.4% (16.7% on a constant currency basis) due to the revenue performance mentioned above as well as cost savings effects of the Transformation Initiative and other productivity and cost savings initiatives. Adjusted operating income growth of $16 million within our Expositions segment, due to lower costs, was substantially offset by higher corporate costs due to increases in certain product investments and global infrastructure costs. Adjusted operating income within our Watch segment increased 1.7% (flat year on a constant currency basis) as the revenue growth mentioned above was substantially offset by higher spending on three-screen measurement initiatives and $11 million in higher depreciation and amortization.

Interest Expense

Interest expense was $322 million for the six months ended June 30, 2010 compared to $312 million for the six months ended June 30, 2009, as increases in interest costs on new debentures were only partially offset by lower interest costs on senior secured term loans and related derivative instruments.

Loss on Derivative Instruments

The loss on derivative instruments was $12 million for the six months ended June 30, 2010 compared to a loss of $33 million for the six months ended June 30, 2009. The reduction in losses resulted from movements in the Euro relative to the U.S. Dollar associated with a foreign currency swap derivative instrument, which was terminated in March 2009 as well as the maturity of $1.5 billion in notional amount of interest rate swaps between November 2009 and March 2010 for which hedge accounting was discontinued in February 2009.

Foreign Currency Exchange Transaction Gains, Net

Foreign currency exchange transaction gains, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.33 to €1.00 for both six month periods ended June 30, 2010 and 2009.

Foreign currency exchange resulted in a $145 million gain for the six months ended June 30, 2010 compared to a $31 million gain for the six months ended June 30, 2009. The gains resulted primarily from the fluctuation in the value of the U.S. Dollar against the Euro applied to certain of our Euro denominated senior secured term loans and debenture loans as well as fluctuations in certain currencies including the Euro and Canadian dollar associated with a portion of our intercompany loan portfolio.

Other Income/(Expense), Net

Other income of $9 million for the six months ended June 30, 2010 resulted from gains attributable to business divestitures. Other expense, net of $11 million for the six months ended June 30, 2009 primarily includes net charges of approximately $19 million associated with the purchase and cancellation of GBP 250 million 5.625% EMTN debenture notes and the write-off of deferred debt issuance costs associated with the modification of our senior secured credit facility offset by net gains of associated with certain divestitures.

Income from Continuing Operations Before Income Taxes and Equity in Net (Loss)/Income of Affiliates

Income from continuing operations before income taxes and equity in net (loss)/income of affiliates was $136 million for the six months ended June 30, 2010 compared to a loss of $37 million for the six months ended June 30, 2009. The fluctuation in results primarily reflects increased operating performance as well as increased foreign exchange transaction gains.

Income Taxes

The effective tax rates for the six months ended June 30, 2010 and 2009 were 9% expense and 68% (benefit) respectively. The effective tax rate for the six months ended June 30, 2010 is lower than the statutory expense rate primarily due to the favorable effect of certain foreign currency exchange gains and financing activities. The effective tax benefit rate for the six months ended June 30, 2009 is higher than the statutory rate primarily due to the favorable effect of certain foreign currency exchange gains, the impact of the tax rate differences in other jurisdictions where we file tax returns and the change in unrecognized income tax benefits, partially offset by the change in interest on liabilities for unrecognized income tax benefits.

Equity in Net Income of Affiliates

Equity in net income of affiliates was zero for the six months ended June 30, 2010 compared to $8 million for the six months ended June 30, 2009 as a result of lower income attributable to our Scarborough joint venture as well as increased expenses attributable to certain recently formed joint venture arrangements.

Discontinued Operations

For the six months ended June 30, 2010, loss from discontinued operations, net of tax was $8 million compared to zero for the six months ended June 30, 2009. Discontinued operations primarily relate to our Publications operating segment and the loss for the six months ended June 30, 2010 reflects the cessation of operations during 2010 and includes a first quarter 2010 net loss on sale of $3 million associated with these divestitures.

Business Segment Results for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenues

The table below sets forth our segment revenue performance data for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three months ended June 30, 2010	Three months ended June 30, 2009	% Variance 2010 vs. 2009 Reported	Three months ended June 30, 2009 Constant Currency	% Variance 2010 vs. 2009 Constant Currency
Revenues by Segment
Watch	$432	$403	7.2%	$405	6.6%
Buy	800	732	9.2%	738	8.3%
Expositions	38	47	(17.8)%	47	(17.8)%

Total	$1,270	$1,182	7.4%	$1,190	6.7%

Watch Segment Revenues

Revenues increased 7.2% to $432 million for the three months ended June 30, 2010 from $403 million for the three months ended June 30, 2009. Revenues would have increased 6.6% on a constant currency basis as 5.9% volume related growth in North American television measurement and 16.0% growth in Online and Mobile driven by increases in customer discretionary spending substantially offset the 5.6% decline in international television measurement attributable to planned market closures.

Buy Segment Revenues

Revenues increased 9.2% to $800 million for the three months ended June 30, 2010 from $732 million for the three months ended June 30, 2009. Revenues would have increased 8.3% on a constant currency basis driven by a 22.2% increase in Developing markets (17.4% on a constant currency basis) and a 4.3% increase in Developed markets (4.7% on a constant currency basis).

Revenues from Information services increased 5.8% to $564 million for the three months ended June 30, 2010 from $533 million for the three months ended June 30, 2009, or 5.0% on a constant currency basis, excluding a 0.8% favorable impact of changes in foreign currency exchange rates. These increases were driven by 19.9% growth in Developing Markets (15.4% on a constant currency basis) as a result of continued expansion of both our retail measurement and consumer panel services. Revenue from Developed Markets was relatively flat year over year on both a reported and a constant currency basis as growth in retail measurement services, primarily in Western Europe, was offset by the impact of the divestiture of our box office scanning business.

Revenues from Insights services increased 18.3% to $236 million for the three months ended June 30, 2010 from $199 million for the three months ended June 30, 2009, or 17.1% on a constant currency basis, excluding a 1.2% favorable impact of changes in foreign currency exchange rates. These increases were driven by strong growth in both Developed and Developing Markets due to increases in customer spending on new product forecasting and other analytical services.

Expositions Segment Revenues

Revenues for the three months ended June 30, 2010 declined 17.8% to $38 million as compared to $47 million for the three months ended June 30, 2009 primarily as a result of declines in exhibitor attendance.

Operating Income/(Loss)

The tables below set forth comparative supplemental operating income/(loss) data for the three months ended June 30, 2010 and 2009, both on an as reported and adjusted basis, adjusting for those items affecting operating income/(loss), as described above within the Consolidated Results commentary as well as the impact on changes in foreign currency exchange rates. Adjusted operating income/(loss) and constant currency adjusted operating income/(loss) are non-GAAP measures and are presented to illustrate the effect of foreign currency exchanges rate changes and, where noted, of restructuring, impairment charges and certain other items on reported operating income/(loss), which we consider to be unusual in nature. Our use of these terms may vary from others. These measures should not be considered as alternatives to operating income/(loss) or net income/(loss), or any other performance measures derived in accordance with GAAP as measures of operating performance.

THREE MONTHS ENDED JUNE 30, 2010	Reported Operating Income/(Loss)	Restructuring Charges/(Credits)	Non-GAAP Adjusted Operating Income/(Loss)
Operating Income/(Loss)
Watch	$85	$6	$91
Buy	118	6	124
Expositions	8	(1)	7

THREE MONTHS ENDED JUNE 30, 2010	Reported Operating Income/(Loss)	Restructuring Charges/(Credits)	Non-GAAP Adjusted Operating Income/(Loss)
Corporate and Eliminations	(29)	8	(21)

Total Nielsen	$182	$19	$201

THREE MONTHS ENDED JUNE 30, 2009	Reported Operating Income/(Loss)	Restructuring Charges/(Credits)	Non-GAAP Adjusted Operating Income/(Loss)
Operating Income/(Loss)
Watch	$87	$5	$92
Buy	103	(1)	102
Expositions	(4)	—	(4)
Corporate and Eliminations	(14)	—	(14)

Total Nielsen	$172	$4	$176

(IN MILLIONS)	Three months ended June 30, 2010	Three months ended June 30, 2009	% Variance 2010 vs. 2009 Reported	Three months ended June 30, 2009 Constant Currency	% Variance 2010 vs. 2009 Constant Currency
Non-GAAP Adjusted Operating Income/(Loss) by Segment
Watch	$91	$92	(1.3)%	$93	(2.1)%
Buy	124	102	20.6%	105	17.7%
Expositions	7	(4)	NM	(3)	NM
Corporate and Eliminations	(21)	(14)	(62.5)%	(14)	(62.7)%

Total	$201	$176	13.1%	$181	10.5%

Watch. Operating income of $85 million was flat for the three months ended June 30, 2010 as compared to $87 million for the three months ended June 30, 2009 as the revenue performance discussed above was more than offset by increases in costs associated with three-screen measurement initiatives, a $6 million increase in depreciation and amortization associated with technology infrastructure initiatives and Local People Meters as well as a $3 million increase in share-based compensation expense. Adjusted operating income for the three months ended June 30, 2010 of $91 million was flat compared to adjusted operating income of $92 million for the three months ended June 30, 2009.

Buy. Operating income increased 13.5% to $118 million for the three months ended June 30, 2010 as compared to $103 million for the three months ended June 30, 2009 due to the impact of changes in foreign currency exchange rates, strong revenue performance in Insights services as well as cost savings effects of the Transformation Initiative and other productivity initiatives, primarily in Developed Markets, offset by an increase in restructuring charges. Adjusted operating income for the three months ended June 30, 2010 was $124 million compared to adjusted operating income of $102 million for the three months ended June 30, 2009, an increase of 17.7% on a constant currency basis.

Expositions. Operating income was $8 million for the three months ended June 30, 2010 as compared to an operating loss of $4 million for the three months ended June 30, 2009 due to the impact of cost savings from productivity initiatives.

Corporate and Eliminations. Operating loss was $29 million for the three months ended June 30, 2010 as compared to an operating loss of $14 million for the three months ended June 30, 2009 due to increases in certain product investments and global infrastructure costs as well as higher restructuring charges. Adjusted operating loss for the three months ended June 30, 2010 was $21 million compared to adjusted operating loss of $14 million for the three months ended June 30, 2009.

Business Segment Results for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenues

The table below sets forth our segment revenue performance data for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, both on an as-reported and constant currency basis.

(IN MILLIONS)	Six months ended June 30, 2010	Six months ended June 30, 2009	% Variance 2010 vs. 2009 Reported	Six months ended June 30, 2009 Constant Currency	% Variance 2010 vs. 2009 Constant Currency
Revenues by segment
Watch	$837	$796	5.1%	$809	3.5%
Buy	1,542	1,387	11.1%	1,435	7.4%
Expositions	87	101	(13.4)%	101	(13.7)%

Total	$2,466	$2,284	8.0%	$2,345	5.2%

Watch Segment Revenues

Revenues increased 5.1% to $837 million for the six months ended June 30, 2010 from $796 million for the six months ended June 30, 2009. Revenues would have increased 3.5% on a constant currency basis as 3.6% growth in North American television measurement driven by volume increases and 9.2% growth in Online and Mobile driven by increases in customer discretionary spending substantially offset the 6.5% decline in international television measurement attributable to planned market closures.

Buy Segment Revenues

Revenues increased 11.1% to $1,542 million for the six months ended June 30, 2010 from $1,387 million for the six months ended June 30, 2009. Revenues would have increased 7.4% on a constant currency basis driven by a 21.6% increase in Developing markets (13.9% on a constant currency basis) and a 7.3% increase in Developed markets (4.9% on a constant currency basis).

Revenues from Information services increased 7.7% to $1,103 million for the six months ended June 30, 2010 from $1,025 million for the six months ended June 30, 2009, or 3.7% on a constant currency basis, excluding a 4.0% favorable impact of changes in foreign currency exchange rates. These increases were driven by 19.4% growth in Developing Markets (11.5% on a constant currency basis) as a result of continued expansion of both our retail measurement and consumer panel services. Revenue from Developed Markets increased 3.4% (relatively flat on a constant currency basis) as growth in retail measurement services in Western Europe and North America was offset by the impact of the divestiture of our box office scanning business.

Revenues from Insights services increased 20.9% to $439 million for the six months ended June 30, 2010 from $362 million for the six months ended June 30, 2009, or 17.9% on a constant currency basis driven by strong growth in both Developed and Developing Markets due to increases in customer spending on new product forecasting and other analytical services.

Expositions Segment Revenues

Revenues for the six months ended June 30, 2010 declined 13.4% (13.7% on a constant currency basis) to $87 million as compared to $101 million for the six months ended June 30, 2009 primarily as a result of declines in exhibitor attendance.

Operating Income/(Loss)

The tables below set forth comparative supplemental operating income data for the six months ended June 30, 2010 and 2009, both on an as reported and adjusted basis, adjusting for those items affecting operating income/(loss), as described above within the Consolidated Results commentary.

SIX MONTHS ENDED JUNE 30, 2010	Reported Operating Income/(Loss)	Restructuring Charges	Non-GAAP Adjusted Operating Income/(Loss)
Operating Income/(Loss)
Watch	$156	$5	$161
Buy	180	8	188
Expositions	26	—	26
Corporate and Eliminations	(48)	9	(39)

Total Nielsen	$314	$22	$336

SIX MONTHS ENDED JUNE 30, 2009	Reported Operating Income/(Loss)	Restructuring Charges	Non-GAAP Adjusted Operating Income/(Loss)
Operating Income/(Loss)
Watch	$153	$5	$158
Buy	150	2	152
Expositions	10	1	11
Corporate and Eliminations	(29)	1	(28)

Total Nielsen	$284	$9	$293

(IN MILLIONS)	Six months ended June 30, 2010	Six months ended June 30, 2009	% Variance 2010 vs. 2009 Reported	Six months ended June 30, 2009 Constant Currency	% Variance 2010 vs. 2009 Constant Currency
Non-GAAP Adjusted Operating Income/(Loss) by Segment
Watch	$161	$158	1.7%	$161	0.2%
Buy	188	152	23.4%	161	16.7%
Expositions	26	11	NM	11	NM
Corporate and Eliminations	(39)	(28)	(46.2)%	(27)	(47.3)%

Total	$336	$293	14.3%	$306	9.7%

Watch. Operating income of $156 million was flat for the six months ended June 30, 2010 as compared to $153 million for the six months ended June 30, 2009 as the revenue performance discussed above was substantially offset by increases in costs associated with three-screen measurement initiatives as well as an $11 million increase in depreciation and amortization associated with technology infrastructure initiatives and Local People Meters. Adjusted operating income for the six months ended June 30, 2010 was flat on a constant currency basis compared to the six months ended June 30, 2009.

Buy. Operating income increased 19.4% to $180 million for the six months ended June 30, 2010 as compared to $150 million for the six months ended June 30, 2009 due to the impact of changes in foreign currency exchange rates, strong revenue performance in Insights services as well as cost savings effects of the Transformation Initiative and other productivity initiatives, primarily in Developed Markets, offset by an increase in restructuring charges. Adjusted operating income for the six months ended June 30, 2010 was $188 million compared to adjusted operating income of $152 million for the six months ended June 30, 2009, an increase of 16.7% on a constant currency basis.

Expositions. Operating income was $26 million for the six months ended June 30, 2010 as compared to $10 million for the six months ended June 30, 2009 due to the impact of cost savings effects of the Transformation Initiative and other productivity initiatives.

Corporate and Eliminations. Operating loss was $48 million for the six months ended June 30, 2010 as compared to an operating loss of $29 million for the six months ended June 30, 2009 due to increases in certain product investments and global infrastructure costs as well as higher restructuring charges. Adjusted operating loss for the six months ended June 30, 2010 was $39 million compared to adjusted operating loss of $28 million for the six months ended June 30, 2009.

Liquidity and Capital Resources

Overview

Our contractual obligations, commitments and debt service requirements over the next several years are significant. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash. At June 30, 2010, cash and cash equivalents were $369 million and our total indebtedness was $8,440 million. In addition, we also had $669 million available for borrowing under our senior secured revolving credit facility at June 30, 2010.

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

Pursuant to our senior secured credit facilities, commencing in 2008, we are subject to making mandatory prepayments on the term loans within our senior secured credit facilities to the extent in any full calendar year we generate Excess Cash Flow (“ECF”), as defined in the credit agreement. The percentage of ECF that must be applied as a repayment is a function of several factors, including our ratio of total net debt to Covenant EBITDA (as defined below), as well other adjustments, including any voluntary term loan repayments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause, such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the lenders. In 2009 our operations realized ECF, but no mandatory repayment was required due to our making voluntary repayments in the course of the year and our year-end total net debt to Covenant EBITDA ratio. Our next ECF measurement date will occur upon completion of the calendar year 2010 and therefore it is uncertain at this time if we will be required to make any corresponding mandatory prepayments in early 2011.

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

In May 2010, our EUR 50 million variable rate EMTN matured and was repaid.

In July 2010, we offered lenders under our senior secured credit facilities the option of extending the maturity of their existing term loans from August 9, 2013 to May 1, 2016. The interest rate margin of term loans that have been extended will be increased to 3.75%, subject to a 0.25% decrease based upon our attaining certain specified financial metrics, and, separately, subject to a further 0.25% reduction based upon our attaining certain credit ratings. As of July 29, 2010, lenders agreed to extend approximately $1.5 billion of their 2013 term loan commitments pursuant to the offer, and we intend to accept such amount for extension. The extension is expected to be formally completed in early August 2010.

Cash Flows

Operating activities. Net cash provided by operating activities was $132 million for the six months ended June 30, 2010, compared to $151 million for the six months ended June 30, 2009. The primary driver for the reduction in cash provided by operating activities was the reduction in working capital performance and higher interest payments, which more than offset the growth in operating income excluding the impact of non-cash depreciation and amortization. The reduction in working capital performance resulted primarily from an approximately $74 million reduction due to the timing of client billings and lower year over year accounts receivable collection performance. Our key collections performance measure, days billing outstanding (DBO), increased by 1 day to 51 days for the six months ended June 30, 2010 compared to a decrease of 1 day to 54 days for the six months ended June 30, 2009. These reductions were only partially offset by the timing of employee compensation and other accruals as well as lower restructuring payments.

Investing activities. Net cash used in investing activities was $154 million for the six months ended June 30, 2010, compared to $143 million for the six months ended June 30, 2009. The primary driver for the increase in the usage of cash from investing activities was the increase in capital expenditures.

Capital expenditures for property, plant, equipment, software and other assets totaled $146 million for the six months ended June 30, 2010 compared to $132 million for the six months ended June 30, 2009. The primary reasons for the increase in capital expenditures related to higher spending for software and technology infrastructure development.

Financing activities. Net cash used in financing activities was $99 million for both the six months ended June 30, 2010 and 2009. Although the amounts were flat year over year, we repaid our EUR 50 million EMTN in May 2010 and repaid $220 million on our senior secured revolving credit facility and executed numerous financing transactions in 2009 described under the “Financing Transactions” section above.

Covenant EBITDA

Our senior secured credit facility contains a covenant that requires our wholly-owned subsidiary Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a maximum ratio of consolidated total net debt, excluding Nielsen net debt, to Covenant EBITDA, calculated for the trailing four quarters (as determined under our senior secured credit facility). For test periods commencing:

(1)	between October 1, 2009 and September 30, 2010, the maximum ratio is 8.0 to 1.0;

(2)	between October 1, 2010 and September 30, 2011, the maximum ratio is 7.5 to 1.0;

(3)	between October 1, 2011 and September 30, 2012, the maximum ratio is 7.0 to 1.0; and,

(4)	after October 1, 2012, the maximum ratio is 6.25 to 1.0.

In addition, our senior secured credit facility contains a covenant that requires Nielsen Holding and Finance B.V. and its restricted subsidiaries to maintain a minimum ratio of Covenant EBITDA to Consolidated Interest Expense, including Nielsen interest expense, calculated for the trailing four quarters (as determined under our senior secured credit facility). For test periods commencing:

(1)	between October 1, 2009 and September 30, 2010 the minimum ratio requirement is 1.65 to 1.0;

(2)	between October 1, 2010 and September 30, 2011 the minimum ratio requirement is 1.75 to 1.0;

(3)	between October 1, 2011 and September 30, 2012, the minimum ratio is 1.60 to 1.0; and,

(4)	after October 1, 2012, the minimum ratio is 1.50 to 1.0.

Failure to comply with either of these covenants would result in an event of default under our senior secured credit facility unless waived by our senior credit lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our senior secured credit facility and these covenants are material to us. As of June 30, 2010, we were in compliance with the covenants described above.

We also measure the ratio of secured net debt to Covenant EBITDA, as it impacts the applicable borrowing margin under our senior secured term loans due 2013. During periods when the ratio is less than 4.25 to 1.0, the applicable margin is 25 basis points lower than it would be otherwise. As of June 30, 2010 this ratio was less than 4.25 to 1.0.

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

The following is a reconciliation of our income/(loss) from continuing operations, for the three and twelve months ended June 30, 2010, to Covenant EBITDA as defined above under our senior secured credit facilities:

	Covenant EBITDA (unaudited)
(IN MILLIONS)	Three months ended June 30, 2010	Twelve months ended June 30, 2010
Income/(loss) from continuing operations	$77	$(299)
Interest expense, net	159	649
Provision/(benefit) for income taxes	13	(158)
Depreciation and amortization	136	568

EBITDA	385	760
Non-cash charges(1)	4	547
Unusual or non-recurring items(2)	(62)	(51)
Restructuring charges and business optimization costs(3)	23	87
Sponsor monitoring fees(4)	3	12
Other(5)	(1)	41

Covenant EBITDA	$352	$1,396

Credit Statistics:
Current portion of long term debt, capital lease obligation and other short-term borrowings	$41
Non-current portion of long-term debt and capital lease and other obligations	8,399

Total debt	8,440

Cash and cash equivalents	369
Less: Additional deduction per credit agreement	10
Less: Cash and cash equivalents of unrestricted subsidiaries	6

Cash and cash equivalents excluding cash of unrestricted subsidiaries/deduction	353

Net debt, including Nielsen net debt(6)	8,087
Less: Unsecured debenture loans	(3,287)
Less: Other unsecured net debt	(5)

Secured net debt(7)	$4,795

Net debt, excluding $377 million (at June 30, 2010) of Nielsen net debt(8)	$7,710
Ratio of secured net debt to Covenant EBITDA	3.43
Ratio of net debt (excluding Nielsen net debt) to Covenant EBITDA(9)	5.52
Consolidated interest expense, including Nielsen interest expense(10)	506
Ratio of Covenant EBITDA to Consolidated Interest Expense, including Nielsen interest expense	2.76

(1)	Consists of non-cash items that are permitted adjustments in calculating covenant compliance under the senior secured credit facility, primarily goodwill and intangible asset impairment and share-based compensation.

(2)	Unusual or non-recurring items include (amounts in millions):

	Three months ended June 30, 2010	Twelve months ended June 30, 2010
Currency exchange rate differences on financial transactions and other losses, net(a)	$(67)	$(115)
Loss on derivative instruments	2	39
Duplicative running costs(b)	1	7
U.S. listing costs/consulting fees	2	7
Other(c)	—	11

Total	$(62)	$(51)

(a)	Represents foreign exchange gains or losses on revaluation of external debt and intercompany loans and other non-operating gains or losses.

(b)	Represents dual running costs for the European data factory and other productivity improvement initiatives.

(c)	Includes other unusual or non-recurring items that are required or permitted adjustments in calculating covenant compliance under the senior secured credit facility.

(3)	Restructuring charges and business optimization costs, severance and relocation costs.

(4)	Represents the annual Sponsor monitoring fees.

(5)	These adjustments include the pro forma EBITDA impact of businesses that were acquired during the last twelve months, loss on sale of fixed assets, subsidiaries and affiliates, dividends received from affiliates; equity in net loss of affiliates, and the exclusion of Covenant EBITDA attributable to unrestricted subsidiaries.

(6)	Net debt, including Nielsen net debt, is not a defined term under GAAP. Net debt is calculated as total debt less cash and cash equivalents at June 30, 2010 excluding a contractual $10 million threshold and cash and cash equivalents of unrestricted subsidiaries of $6 million.

(7)	The net secured debt is the consolidated total net debt that is secured by a lien on any assets or property of a loan party or a restricted subsidiary.

(8)	Net debt, as defined, excluding $377 million of Nielsen net debt, is not a defined term under GAAP. Nielsen and our unrestricted subsidiaries are not subject to the restrictive covenants contained in the senior secured credit facility, and Nielsen’s Senior Discount Notes are not considered obligations of any of Nielsen’s subsidiaries. Therefore, these notes will not be taken into account when calculating the ratios under the senior secured credit facility.

(9)	For the reasons discussed in footnote (8) above, the ratio of net debt (excluding Nielsen’s Senior Discount Notes) to Covenant EBITDA presented above does not include $377 million of Nielsen net indebtedness.

(10)	Consolidated interest expense is not a defined term under GAAP. Consolidated interest expense for any period is defined in our senior secured credit facility as the sum of (i) the cash interest expense of Nielsen Holding and Finance B.V. and its subsidiaries with respect to all outstanding indebtedness, including all commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance and net costs under swap contracts, net of cash interest income, and (ii) any cash payments in respect of the accretion or accrual of discounted liabilities during such period related to borrowed money (with a maturity of more than one year) that were amortized or accrued in a previous period, excluding, in each case, however, among other things, the amortization of deferred financing costs and any other amounts of non-cash interest, the accretion or accrual of discounted liabilities during such period, commissions, discounts, yield and other fees and charges incurred in connection with certain permitted receivables financing and all non-recurring cash interest expense consisting of liquidated damages for failure to timely comply with registration rights obligations and financing fees. Consolidated interest expense, including Nielsen interest expense, is calculated as total consolidated interest expense for the four consecutive fiscal quarter periods ended on June 30, 2010, including $6 million of interest expense of Nielsen as follows:

(IN MILLIONS)
Cash Interest Expense	$513
Less: Cash Interest Income	5

Net Cash Interest Expense for the twelve months ended June 30, 2010	508
Pro Forma impact for acquisitions, divestitures and debt issuance and retirement	(2)

Pro Forma Cash Interest Expense for the twelve months ended June 30, 2010	$506

See “—Liquidity and Capital Resources” for further information on our indebtedness and covenants.

Transactions with Sponsors and Other Related Parties

We recorded $3 million and $6 million in selling, general and administrative expenses related to management fees, travel and consulting attributable to a number of the Sponsors for both the three and six months ended June 30, 2010 and June 30, 2009, respectively.

At June 30, 2010, accounts payable and other current liabilities include a $37 million payable to the former Valcon Acquisition Holdings, B.V., now Nielsen Holdings B.V. (“Dutch Holdco”), our penultimate parent, associated with certain Dutch Holdco tax liabilities.

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

Summary of Recent Accounting Pronouncements

Consolidation

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updates to its consolidation accounting standards to clarify that the scope of the decrease in ownership provisions applies to: (1) a subsidiary or group of assets that is a business; (2) a subsidiary that is a business that is transferred to an equity method investee or joint venture and (3) an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity (including an equity method investee or joint venture). If a decrease in ownership occurs in a subsidiary that is not a business, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP. This guidance was effective for Nielsen retroactive to January 1, 2009, however, the guidance did not have an impact on previously issued consolidated financial statements and did not have a material impact on our condensed consolidated financial statements as of June 30, 2010 or for the three and six months then ended.

In June 2009, the FASB issued an update that amends the consolidation guidance applicable to variable interest entities (“VIE”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE and will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIE. These updates are effective for fiscal years beginning after November 15, 2009. The adoption of this guidance, effective January 1, 2010, did not have a material impact on our condensed consolidated financial statements as of June 30, 2010 or for the three and six months then ended.

Fair Value Measurements

In January 2010, the FASB issued updates to its fair value measurement standards that require entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. We do not currently have fair value measurements within the Level 3 category and therefore the adoption did not have a material impact on our condensed consolidated financial statements as of June 30, 2010 or for the three and six months then ended.

Revenue Recognition

In October 2009, the FASB issued updates to its accounting standards pertaining to multiple-deliverable revenue arrangements requiring entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of the revised accounting standards, but do not expect the adoption to have a material impact on our condensed consolidated financial statements.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 47% of our revenues and 46% of our operating costs were generated in currencies other than the U.S. Dollar for the six months ended June 30, 2010. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure.

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

The table below details the percentage of revenues and expenses by currency for the six months ended June 30, 2010:

	U.S. Dollars	Euro	Other Currencies
Revenues	53%	14%	33%
Operating costs	54%	15%	31%

Based on the twelve months ended December 31, 2009, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $5 million annually, with an immaterial impact on operating income.

Effective July 1, 2010, we designated our EUR 321 million variable rate senior secured term loan due 2013 and our EUR 179 million variable rate senior secured term loan due 2016 as non-derivative hedges of our net investment in a European subsidiary. Beginning on July 1, 2010, gains or losses attributable to fluctuations in the Euro as compared to the U.S. Dollar associated with this debenture will be recorded to the cumulative translation adjustment within stockholders’ equity, net of income tax. Our net income/(loss) reflected foreign currency exchange gains of $51 million and $96 million for the three and six months ended June 30, 2010, respectively, and losses of $46 million and $7 million for the three and six months ended June 30, 2009, respectively associated with these loans.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. At June 30, 2010, we had $4,563 million in carrying value of floating-rate debt under our senior secured credit facilities and our EMTN floating rate notes. A one percentage point increase in these floating rates would increase our annual interest expense by approximately $46 million. In February 2009, we modified the reset interest rate underlying our senior secured term loan in order to achieve additional economic interest benefit and, as a result, all existing floating-to-fixed interest rate swap derivative financial instruments became ineffective. All changes in fair value of the affected interest rate swaps are reflected as a component of derivative gains and losses within our consolidated statement of operations.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

10.1	Form of Director Stock Option Agreement

10.2	Form of Director Restricted Stock Unit Award Agreement

10.3	Form of Director Indemnification Agreement

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V. (Registrant)

Date: July 29, 2010	/s/ Jeffrey R. Charlton
Jeffrey R. Charlton
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer

EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Form of Director Stock Option Agreement

10.2	Form of Director Restricted Stock Unit Award Agreement

10.3	Form of Director Indemnification Agreement

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)