Form 10-Q
period 2010-09-30
Nielsen CO B.V.
filed 2010-10-28
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 258,463,857 shares of the registrant’s Common Stock outstanding as of October 27, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The Nielsen Company B.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2010	2009	2010	2009
Revenues	$1,289	$1,227	$3,755	$3,511

Cost of revenues, exclusive of depreciation and amortization shown separately below	521	521	1,569	1,484
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	414	365	1,219	1,127
Depreciation and amortization	142	143	419	409
Impairment of goodwill and intangible assets	—	527	—	527
Restructuring costs/(credits)	11	(3)	33	6

Operating income/(loss)	201	(326)	515	(42)

Interest income	1	2	3	6
Interest expense	(169)	(168)	(491)	(480)
Loss on derivative instruments	(5)	(21)	(17)	(54)
Foreign currency exchange transaction (losses)/gains, net	(5)	(21)	140	10
Other income/(expense) net	—	—	9	(11)

Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	23	(534)	159	(571)
(Provision)/benefit for income taxes	(2)	99	(14)	124
Equity in net income/(loss) of affiliates	1	(33)	1	(25)

Income/(loss) from continuing operations	22	(468)	146	(472)
Discontinued operations, net of tax	(11)	(58)	(19)	(58)

Net income/(loss)	11	(526)	127	(530)
Less: net income attributable to noncontrolling interests	—	1	1	2

Net income/(loss) attributable to The Nielsen Company B.V.	$11	$(527)	$126	$(532)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	September 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$420	$511
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $37 and $31 as of September 30, 2010 and December 31, 2009, respectively	978	936
Prepaid expenses and other current assets	225	195

Total current assets	1,623	1,642
Non-current assets
Property, plant and equipment, net	583	593
Goodwill	7,068	7,056
Other intangible assets, net	4,649	4,757
Deferred tax assets	74	48
Other non-current assets	424	493

Total assets	$14,421	$14,589

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$935	$999
Deferred revenues	398	435
Income tax liabilities	77	82
Current portion of long-term debt, capital lease obligations and short-term borrowings	38	110

Total current liabilities	1,448	1,626
Non-current liabilities
Long-term debt and capital lease obligations	8,533	8,548
Deferred tax liabilities	1,016	1,065
Other non-current liabilities	531	551

Total liabilities	11,528	11,790

Commitments and contingencies (Note 13)
Equity:
Nielsen stockholders’ equity
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at September 30, 2010 and December 31, 2009	58	58
Additional paid-in capital	4,374	4,353
Accumulated deficit	(1,464)	(1,585)
Accumulated other comprehensive loss, net of income taxes	(85)	(42)

Total Nielsen stockholders’ equity	2,884	2,785
Noncontrolling interests	9	14

Total equity	2,893	2,799

Total liabilities and equity	$14,421	$14,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(IN MILLIONS)	2010	2009
Operating Activities
Net income/(loss)	$127	$(530)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based payments expense	13	6
Loss on sale of discontinued operations, net of tax	4	—
Currency exchange rate differences on financial transactions and other (gains)/losses	(149)	5
Loss on derivative instruments	17	54
Equity in net loss from affiliates, net of dividends received	9	33
Depreciation and amortization	419	414
Impairment of goodwill and intangible assets	—	582
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(36)	125
Prepaid expenses and other current assets	(16)	(19)
Accounts payable and other current liabilities and deferred revenues	(96)	(209)
Other non-current liabilities	(9)	(2)
Interest payable	97	102
Income taxes	(85)	(239)

Net cash provided by operating activities	295	322

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(43)	(50)
Proceeds from sale of subsidiaries and affiliates, net	23	16
Additions to property, plant and equipment and other assets	(125)	(101)
Additions to intangible assets	(101)	(103)
Other investing activities	5	17

Net cash used in investing activities	(241)	(221)

Financing Activities
Repayments on revolving credit facility	—	(295)
Proceeds from issuances of debt, net of issuance costs	—	1,223
Repayment of debt	(105)	(898)
Decrease in other short-term borrowings	(13)	(45)
Dividends paid to parent company	(5)	—
Stock activity of subsidiaries, settlement of derivatives and other financing activities	(18)	(169)

Net cash used in financing activities	(141)	(184)

Effect of exchange-rate changes on cash and cash equivalents	(4)	26

Net decrease in cash and cash equivalents	(91)	(57)
Cash and cash equivalents at beginning of period	511	466

Cash and cash equivalents at end of period	$420	$409

Supplemental Cash Flow Information
Cash paid for income taxes	$(89)	$(106)
Cash paid for interest, net of amounts capitalized	$(392)	$(383)

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

The Company has evaluated events occurring subsequent to September 30, 2010 for potential recognition or disclosure in the unaudited condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

2. Summary of Recent Accounting Pronouncements

Consolidation

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updates to its consolidation accounting standards to clarify that the scope of the decrease in ownership provisions applies to: (1) a subsidiary or group of assets that is a business; (2) a subsidiary that is a business that is transferred to an equity method investee or joint venture and (3) an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity (including an equity method investee or joint venture). If a decrease in ownership occurs in a subsidiary that is not a business, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP. This guidance was effective for Nielsen retroactive to January 1, 2009, however, the guidance did not have an impact on previously issued consolidated financial statements and did not have a material impact on the Company’s condensed consolidated financial statements as of September 30, 2010 or for the three and nine months then ended.

In June 2009, the FASB issued an update that amends the consolidation guidance applicable to variable interest entities (“VIE”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE and will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIE. These updates are effective for fiscal years beginning after November 15, 2009. The adoption of this guidance, effective January 1, 2010, did not have a material impact on the Company’s condensed consolidated financial statements as of September 30, 2010 or for the three and nine months then ended.

Fair Value Measurements

In January 2010, the FASB issued updates to its fair value measurement standards that require entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company does not currently have fair value measurements within the Level 3 category and therefore the adoption did not have a material impact on the Company’s condensed consolidated financial statements as of September 30, 2010 or for the three and nine months then ended.

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

3. Acquisitions and Investments in Affiliates

For the nine months ended September 30, 2010, Nielsen paid cash consideration of $43 million associated with both current period and previously executed acquisitions, net of cash acquired. In conjunction with these acquisitions, Nielsen recorded deferred consideration of $22 million, which is payable through 2013. Had the current period acquisitions occurred as of January 1, 2010, the impact on Nielsen’s consolidated results of operations would not have been material.

For the nine months ended September 30, 2009, Nielsen paid cash consideration of $50 million associated with both current period and previously executed acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, Nielsen recorded deferred consideration of $24 million, of which $22 million was attributable to a March 2009 acquisition, which in March 2010, was agreed to be settled by a cash payment of $11 million in April 2010 and the issuance of $11 million in equity. Had these acquisitions occurred as of January 1, 2009, the impact on Nielsen’s consolidated results of operations would not have been material.

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

4. Business Divestitures

During the nine months ended September 30, 2010, Nielsen received net cash proceeds of $23 million associated with business divestitures, including the sale of its box-office tracking business as well as the remaining properties within the Publications operating segment discussed within discontinued operations below.

During the nine months ended September 30, 2009, the Company received $16 million in net proceeds associated with business divestitures, primarily associated with the sale of the Brazilian trade show properties within its Expositions segment. The impact of these transactions on the Company’s consolidated results of operations was not material.

Discontinued Operations

Nielsen Publications

In December 2009 Nielsen substantially completed the planned exit of its Publications operating segment through the sale of its media properties, including The Hollywood Reporter and Billboard, to e5 Global Media LLC. The condensed consolidated statements of operations reflect the Publications operating segment as a discontinued operation. Nielsen has completed the exit of the remaining properties and has recorded a net loss on sale of $4 million associated with these divestitures during the nine months ended September 30, 2010.

In October 2010 the Company reached an agreement with the plaintiff in a lawsuit associated with its former Publications operating segment for a $12 million cash settlement, which was paid on October 26, 2010. The Company recorded a $7 million charge (net of tax of $5 million) associated with this settlement, which has been reported as a component of discontinued operations for the three and nine months ended September 30, 2010.

The Company recorded a goodwill impairment charge of $55 million relating to its Publications operating segment in September 2009.

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2010	2009	2010	2009
Revenues	$—	$25	$8	$101
Operating loss	(16)	(68)	(25)	(59)
Loss from operations before income taxes	(16)	(70)	(25)	(67)
Benefit for income taxes	6	12	10	9

Loss from operations	(10)	(58)	(15)	(58)
Loss on sale, net of tax	(1)	—	(4)	—

Loss from discontinued operations	$(11)	$(58)	$(19)	$(58)

Nielsen allocated interest to discontinued operations based upon interest expense on debt that was assumed by the acquirers of Nielsen’s discontinued operations and a portion of the consolidated interest expense of Nielsen, based on the ratio of net assets sold as a proportion of consolidated net assets. No interest expense was allocated to discontinued operations for the three or nine months ended September 30, 2010. Interest expense of $2 million and $6 million was allocated to discontinued operations for the three and nine months ended September 30, 2009, respectively.

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2010.

(IN MILLIONS)	Watch	Buy	Expositions	Total
Balance, December 31, 2009	$3,434	$3,066	$556	$7,056
Acquisitions, divestitures and purchase price adjustments	9	3	(3)	9
Effect of foreign currency translation	(8)	11	—	3

Balance, September 30, 2010	$3,435	$3,080	$553	$7,068

At September 30, 2010, $211 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Indefinite-lived intangibles:
Trade names and trademarks	$1,953	$1,949	$—	$—

Amortized intangibles:
Trade names and trademarks	$109	$112	$(27)	$(22)
Customer-related intangibles	2,773	2,747	(582)	(480)
Covenants-not-to-compete	22	21	(19)	(15)
Computer software	903	826	(516)	(421)
Patents and other	64	63	(31)	(23)

Total	$3,871	$3,769	$(1,175)	$(961)

Amortization expense for the three months ended September 30, 2010 and 2009 was $78 million and $89 million, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 was $238 million and $248 million, respectively.

During the third quarter of 2009, the Company conducted an interim impairment test for certain reporting units within its Watch and Expositions segments and assessed the fair value of the intangible assets and the reporting units as compared to the underlying book value. The Company’s impairment assessments resulted in the recognition of a non-cash goodwill impairment charge of $282 million and a non-cash customer-related intangible asset impairment charge of $245 million, during the three months ended September 30, 2009. A deferred tax benefit of $108 million was recognized during the period as a result of these impairment charges.

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

6. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Transformation Initiative	Other Productivity Initiatives	Total
Balance at December 31, 2009	$46	$29	$75
(Credits)/charges	(3)	36	33
Payments	(35)	(19)	(54)
Effect of foreign currency translation and reclassification adjustments	—	(1)	(1)

Balance at September 30, 2010	$8	$45	$53

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

Nielsen recorded charges of $1 million the three months ended September 30, 2010 and recorded net credits of $3 million for the nine months ended September 30, 2010 associated with adjustments to previously established liabilities for employee severance. Nielsen recorded net credits of $3 million and net charges of $6 million for the three and nine months ended September 30, 2009, respectively, primarily relating to employee severance.

Other Productivity Initiatives

In December 2009, Nielsen commenced certain specific restructuring actions attributable to defined cost-reduction programs directed towards achieving increased productivity in future periods primarily through targeted employee terminations. The Company recorded $10 million and $36 million in restructuring charges associated with these initiatives during the three and nine months ended September 30, 2010. Of these amounts, approximately $7 million related to property lease termination charges with the remainder relating to severance charges associated with employee terminations.

Of the $53 million in remaining liabilities for restructuring actions, $46 million is expected to be paid within one year and is classified as a current liability within the consolidated financial statements as of September 30, 2010.

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

Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, and long-term debt. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

(IN MILLIONS)	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments in mutual funds(1)	$2	$2	$—	$—
Plan assets for deferred compensation(2)	16	16	—	—

Total	$18	$18	$—	$—

(IN MILLIONS)	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Interest rate swap arrangements(3)	$85	$—	$85	$—
Deferred compensation liabilities(4)	16	16	—	—

Total	$101	$16	$85	$—

(1)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.
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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At September 30, 2010, Nielsen had no exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

Nielsen expects to recognize approximately $38 million of pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments, which includes the aforementioned modification.

As of September 30, 2010, the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

The Company terminated all existing foreign currency exchange forward contracts during the first quarter of 2009. Since no hedge designation was made for these contracts, Nielsen recorded a net loss of $5 million for the nine months ended September 30, 2009.

Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets

The fair values of our derivative instruments as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
(IN MILLIONS)	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Derivatives designated as hedging instruments
Interest Rate Swaps	$—	$28	$—	$9

Total derivatives designated as hedging instruments	$—	$28	$—	$9

Derivatives not designated as hedging instruments
Interest Rate Swaps	$11	$46	$48	$60

Total derivatives not designated as hedging instruments	$11	$46	$48	$60

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended September 30, 2010 and 2009 was as follows (amounts in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended September 30,		Location of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from OCI into Income (Effective Portion) Three Months Ended September 30,		Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three Months Ended September 30,
	2010	2009		2010	2009	2010	2009
Interest Rate Swaps	$(8)	$(7)	Interest expense	$(3)	$—	$(13)	$(24)

The pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended September 30, 2010 and 2009 was as follows (amounts in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) Nine Months Ended September 30,		Location of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from OCI into Income (Effective Portion) Nine Months Ended September 30,		Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Nine Months Ended September 30,
	2010	2009		2010	2009	2010	2009
Interest Rate Swaps	$(28)	$(25)	Interest expense	$(10)	$(25)	$(41)	$(61)
Foreign Currency Swap	—	23	Foreign currency exchange transaction gains/(losses), net	—	28	—	—

Total	$(28)	$(2)		$(10)	$3	$(41)	$(61)

Derivatives Not Designated as Hedging Instruments

The pre-tax effect of derivative instruments not designated as hedges for the three months ended September 30, 2010 and 2009 was as follows (amounts in millions):

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Statement of Operations on Derivatives	Amount of Loss Recognized in Statement of Operations on Derivatives Three Months Ended September 30,
		2010	2009
Interest Rate Swaps	Loss on derivative instruments	$(5)	$(21)

The pre-tax effect of derivative instruments not designated as hedges for the nine months ended September 30, 2010 and 2009 was as follows (amounts in millions):

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Statement of Operations on Derivatives	Amount of Loss Recognized in Statement of Operations on Derivatives Nine Months Ended September 30,
		2010	2009
Interest Rate Swaps	Loss on derivative instruments	$(17)	$(30)
Foreign Currency Swaps	Loss on derivative instruments	—	(19)
Foreign Currency Forward Contracts	Loss on derivative instruments	—	(5)

Total		$(17)	$(54)

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of September 30, 2010.

(IN MILLIONS)	September 30, 2010			December 31, 2009
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
Senior secured term loan ($1,610 million at September 30, 2010 and $2,983 million at December 31, 2009) (LIBOR based variable rate of 2.26%) due 2013		$1,527	$1,470		$2,918	$2,715
Senior secured term loan $2,386 million at September 30, 2010 and $1,013 million at December 31, 2009 (LIBOR based variable rate of 4.01%) due 2016		2,368	2,297		1,005	948
Senior secured term loan (€227 million at September 30, 2010 and €321 million at December 31, 2009) (EURIBOR based variable rate of 2.57%) due 2013		290	279		451	423
Senior secured term loan (€273 million at September 30, 2010 and €179 million at December 31, 2009) (EURIBOR based variable rate of 4.32%) due 2016		363	350		254	238
$500 million 8.50% senior secured term loan due 2017		500	487		500	493
$688 million senior secured revolving credit facility (EURIBOR or LIBOR based variable rate) due 2012		—	—		—	—

Total senior secured credit facilities (with weighted average interest rate)	4.11%	5,048	4,883	3.51%	5,128	4,817
$1,070 million 12.50% senior subordinated discount debenture loan due 2016		969	971		885	809
$870 million 10.00% senior debenture loan due 2014		869	914		869	905
$500 million 11.50% senior debenture loan due 2016		466	531		463	517
$330 million 11.625% senior debenture loan due 2014		306	347		301	337
€343 million 11.125% senior discount debenture loan due 2016		423	420		415	359
€150 million 9.00% senior debenture loan due 2014		202	209		215	217
€50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate) due 2010		—	—		72	67
€50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 2.28%) due 2012		67	62		72	66
€30 million 6.75% private placement debenture loan (EMTN) due 2012		41	40		44	43
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011		48	45		45	40

Total debenture loans (with weighted average interest rate)	12.32%	3,391	3,539	12.06%	3,381	3,360
Other loans		5	5		—	—

Total long-term debt	7.41%	8,444	8,427	6.91%	8,509	8,177
Capital lease and other financing obligations		126			131
Short-term debt		—			3
Bank overdrafts		1			15

Total debt and other financing arrangements		8,571			8,658

Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		38			110

Non-current portion of long-term debt and capital lease and other financing obligations		$8,533			$8,548

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

Maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For October 1, 2010 to December 31, 2010	$7
2011	78
2012	138
2013	1,845
2014	1,404
2015	27
Thereafter	4,945

$8,444

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

In May 2010, our €50 million variable rate EMTN matured and was repaid.

Effective July 1, 2010, the Company designated its Euro denominated variable rate senior secured term loans due 2013 and 2016 as non-derivative hedges of its net investment in a European subsidiary. Beginning on July 1, 2010, gains or losses attributable to fluctuations in the Euro as compared to the U.S. Dollar associated with this debenture were recorded to the cumulative translation adjustment within stockholders’ equity, net of income tax. The Company recorded losses of $32 million (net of tax of $21 million) to the cumulative translation adjustment for the three months ended September 30, 2010 associated with changes in foreign currency exchange rates attributable to these loans and therefore no gains or losses were recorded within the Company’s net income/(loss) for the three months ended September 30, 2010. The Company’s net income/(loss) reflected foreign currency exchange gains of $96 million for the nine months ended September 30, 2010 and losses of $32 million and $38 million for the three and nine months ended September 30, 2009, respectively associated with these loans.

On August 12, 2010, Nielsen completed a term loan extension offer in accordance with the terms of its senior secured credit facilities pursuant to which the maturity of $1,373 million and €94 million (collectively approximately $1,495 million) of existing term loans due August 9, 2013 were extended to May 1, 2016. The interest rate margin of term loans that have been extended were increased to 3.75%, subject to a 0.25% decrease based upon the Company attaining certain specified financial metrics, and, separately, subject to a further 0.25% reduction based upon the Company attaining certain credit ratings. This modification resulted in no significant impact to the Company’s consolidated financial statements for any period presented.

Subsequent Events

In October 2010, the Company issued $750 million in aggregate principal amount of 7.75% Senior Notes due 2018 at an issue price of $745 million with cash proceeds of approximately $731 million, net of fees and expenses.

In October 2010, the Company exercised its option to redeem $750 million of its outstanding $869 million ($870 million principal amount) 10.00% Senior Notes due 2014 at a price of 105% of the amount being redeemed. The redemption and subsequent retirement of these notes will result in a loss of approximately $62 million associated with the redemption option premium and recognition of previously deferred debt issuance costs in the fourth quarter of 2010.

In October 2010, the Company voluntarily repaid $13 million and €5 million (collectively approximately $20 million) of its existing term loans due August 2013.

9. Comprehensive Income/(Loss)

The following table sets forth the components of comprehensive income/(loss), net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2010	2009	2010	2009
Net income/(loss)	$11	$(526)	$127	$(530)
Other comprehensive income/(loss), net of tax
Unrealized gains/(losses) on:
Currency translation adjustments	88	80	(54)	242
Available-for-sale securities	—	(1)	—	(3)
Changes in the fair value of cash flow hedges	5	11	14	23
Pension liability	(2)	(1)	(2)	(2)

Total other comprehensive income/(loss)	91	89	(42)	260

Total comprehensive income/(loss)	102	(437)	85	(270)
Comprehensive income attributable to noncontrolling interests	3	2	2	3

Total comprehensive income/(loss) attributable to The Nielsen Company B.V.	$99	$(439)	$83	$(273)

10. Share-Based Compensation

The Company recorded $4 million and $13 million in share-based compensation expense for the three and nine months ended September 30, 2010, respectively. No options were granted by the Company during the three months ended September 30, 2010.

The Company granted 1,742,783 of combined performance and time-based options during the nine months ended September 30, 2010. The weighted-average grant date fair value per share was $11.51 for the options granted in the nine months ended September 30, 2010. No additional significant stock option activity occurred during the three and nine months ended September 30, 2010.

The Company recorded $7 million and $6 million in share-based compensation expense for the three and nine months ended September 30, 2009.

11. Income Taxes

Nielsen has a presence in approximately 100 countries around the world and its earnings are taxed at the applicable local country income tax rate in effect.

The effective tax rates for the three months ended September 30, 2010 and 2009 were 9% expense and 19% (benefit) respectively. The effective tax rates for the nine months ended September 30, 2010 and 2009 were 9% expense and 22% (benefit) respectively.

The effective tax rate for the three months ended September 30, 2010 is lower than the statutory rate primarily due to the favorable effect of certain foreign currency exchange gains, financing activities, the change in unrecognized income tax benefits and the liquidation of certain investments partially offset by the impact of the tax rate differences in other jurisdictions where the Company files tax returns. The effective tax benefit rate for the three months ended September 30, 2009 is lower than the statutory rate primarily due to the impairment of goodwill and other intangibles, income tax true-ups and changes in interest on liabilities for unrecognized income tax benefits partially offset by the favorable effect of certain foreign exchange gains, the impact of the tax rate differences in other jurisdictions where the Company files tax returns and changes to unrecognized income tax benefits.

The effective tax rate for the nine months ended September 30, 2010 is lower than the statutory rate primarily due to the favorable effect of certain foreign currency exchange gains, financing activities, the change in unrecognized income tax benefits and the liquidation of certain investments partially offset by the impact of the tax rate differences in other jurisdictions where the Company files tax returns. The effective tax benefit rate for the nine months ended September 30, 2009 is lower than the statutory rate primarily due to the impairment of goodwill and other intangibles, income tax true-ups and changes in interest on liabilities for unrecognized income tax benefits partially offset by the favorable effect of certain foreign exchange gains, the impact of the tax rate differences in other jurisdictions where the Company files tax returns and changes to unrecognized income tax benefits.

Liabilities for unrecognized income tax benefits totaled $126 million and $129 million as of September 30, 2010 and December 31, 2009, respectively. The decrease is primarily due to the recognition of certain income tax benefits as a result of statute of limitation expirations as well as fluctuations in foreign currency exchange rates. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for 2006 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1997 through 2008.

In the third quarter of 2010, the IRS concluded its audit of the 2006 and 2007 tax years. The Company is under Canadian audit for the years 2006, 2007 and 2008. It is anticipated that these examinations will be completed within the next twelve months. To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

12. Related Party Transactions

The Company recorded $3 million and $9 million in selling, general and administrative expenses related to management fees, travel and consulting attributable to a number of the Sponsors for both the three and nine months ended September 30, 2010 and 2009, respectively.

On September 30, 2010, Nielsen declared and paid a €4 million (approximately $5 million) dividend to the former Valcon Acquisition Holdings, B.V., now Nielsen Holdings B.V. (“Dutch Holdco”), the Company’s penultimate parent, in order to fund Dutch Holdco’s redemption of common shares held by certain former employees.

At September 30, 2010, accounts payable and other current liabilities include a $27 million payable to Dutch Holdco, the Company’s penultimate parent, associated with certain Dutch Holdco tax liabilities relating to the Company’s operations.

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

Business Segment Information

Three months ended September 30, 2010 and September 30, 2009

(IN MILLIONS)	Watch	Buy	Expositions	Corporate	Total
Three Months Ended September 30, 2010
Revenues	$418	$808	$63	$—	$1,289
Depreciation and amortization	$80	$53	$7	$2	$142
Restructuring costs	$2	$5	$—	$4	$11
Share-Based Compensation	$—	$2	$—	$2	$4
Operating income/(loss)	$81	$107	$29	$(16)	$201
Total assets as of September 30, 2010	$6,500	$6,701	$821	$399	$14,421

(IN MILLIONS)	Watch	Buy	Expositions	Corporate	Total
Three Months Ended September 30, 2009
Revenues	$413	$756	$58	$—	$1,227
Depreciation and amortization	$69	$63	$10	$1	$143
Impairment of goodwill and intangible assets	$402	$—	$125	$—	$527
Restructuring costs/(credits)	$1	$(5)	$1	$—	$(3)
Share-Based Compensation	$2	$2	$—	$3	$7
Operating (loss)/income	$(313)	$95	$(101)	$(7)	$(326)
Total assets as of December 31, 2009	$6,556	$6,706	$857	$470	$14,589

Nine months ended September 30, 2010 and September 30, 2009

(IN MILLIONS)	Watch	Buy	Expositions	Corporate	Total
Nine Months Ended September 30, 2010
Revenues	$1,255	$2,350	$150	$—	$3,755
Depreciation and amortization	$226	$162	$21	$10	$419
Restructuring costs	$7	$13	$—	$13	$33
Share-Based Compensation	$2	$5	$—	$6	$13
Operating income/(loss)	$237	$287	$55	$(64)	$515

(IN MILLIONS)	Watch	Buy	Expositions	Corporate	Total
Nine Months Ended September 30, 2009
Revenues	$1,209	$2,143	$159	$—	$3,511
Depreciation and amortization	$204	$169	$29	$7	$409
Impairment of goodwill and intangible assets	$402	$—	$125	$—	$527
Restructuring costs/(credits)	$6	$(3)	$2	$1	$6
Share-Based Compensation	$1	$3	$—	$2	$6
Operating (loss)/income	$(160)	$245	$(91)	$(36)	$(42)

15. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the condensed consolidating balance sheet as of September 30, 2010 and December 31, 2009 and condensed consolidating statements of operations and cash flows for three and nine months ended September 30, 2010 and 2009. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., Nielsen Business Media Holding Company, TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen Business Media Holding Company, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are the Company and the subsidiary issuers (Nielsen Finance LLC and Nielsen Finance Co.), both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors of the debt issued by Nielsen.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Condensed Consolidating Statement of Operations (Unaudited)

For the three months ended September 30, 2010

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$654	$635	$—	$1,289

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	243	278	—	521
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	205	209	—	414
Depreciation and amortization	—	—	112	30	—	142
Restructuring costs	—	—	7	4	—	11

Operating income	—	—	87	114	—	201

Interest income	2	126	9	6	(142)	1
Interest expense	(12)	(152)	(138)	(9)	142	(169)
Loss on derivative instruments	—	(5)	—	—	—	(5)
Foreign currency exchange transaction gains/(losses), net	1	(17)	10	1	—	(5)
Other (expense)/income, net	—	(1)	17	(16)	—	—

(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(9)	(49)	(15)	96	—	23
Benefit/(provision) for income taxes	3	19	13	(37)	—	(2)
Equity in net income of subsidiaries	17	—	30	—	(47)	—
Equity in net income of affiliates	—	—	—	1	—	1

Income from continuing operations	11	(30)	28	60	(47)	22
Discontinued operations, net of tax	—	—	(11)	—	—	(11)

Net income/(loss)	11	(30)	17	60	(47)	11
Less: net income attributable to noncontrolling interests	—	—	—	—	—	—

Net income/(loss) attributable to controlling interests	$11	$(30)	$17	$60	$(47)	$11

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the three months ended September 30, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$628	$599	$—	$1,227

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	247	274	—	521
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	187	178	—	365
Depreciation and amortization	—	—	110	33	—	143
Impairment of goodwill and intangible assets	—	—	527	—	—	527
Restructuring costs/(credits)	—	—	3	(6)	—	(3)

Operating (loss)/income	—	—	(446)	120	—	(326)

Interest income	3	108	14	17	(140)	2
Interest expense	(13)	(155)	(128)	(12)	140	(168)
Loss on derivative instruments	—	(20)	(1)	—	—	(21)
Foreign currency exchange transaction gains/(losses), net	1	(42)	—	20	—	(21)
Other (expense)/income, net	—	(1)	30	(29)	—	—

(Loss)/income before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(9)	(110)	(531)	116	—	(534)
Benefit/(provision) for income taxes	2	37	83	(23)	—	99
Equity in net (loss)/income of subsidiaries	(520)	—	16	—	504	—
Equity in net loss of affiliates	—	—	(33)	—	—	(33)

(Loss)/income from continuing operations	(527)	(73)	(465)	93	504	(468)
Discontinued operations, net of tax	—	—	(55)	(3)	—	(58)

Net (loss)/income	(527)	(73)	(520)	90	504	(526)
Less: net income attributable to noncontrolling interests	—	—	—	1	—	1

Net (loss)/income attributable to controlling interests	$(527)	$(73)	$(520)	$89	$504	$(527)

The Nielsen Company B.V.

Condensed Consolidating Statement of Operations (Unaudited)

For the nine months ended September 30, 2010

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,908	$1,847	$—	$3,755

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	739	830	—	1,569
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	610	609	—	1,219
Depreciation and amortization	—	—	327	92	—	419
Restructuring costs	—	—	22	11	—	33

Operating income	—	—	210	305	—	515

Interest income	6	367	25	16	(411)	3
Interest expense	(36)	(444)	(397)	(25)	411	(491)
Loss on derivative instruments	—	(17)	—	—	—	(17)
Foreign currency exchange transaction gains/(losses), net	—	109	(20)	51	—	140
Other (expense)/income, net	—	(1)	43	(33)	—	9

(Loss)/income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(30)	14	(139)	314	—	159
Benefit/(provision) for income taxes	8	(6)	61	(77)	—	(14)
Equity in net income of subsidiaries	148	—	247	—	(395)	—
Equity in net (loss)/income of affiliates	—	—	(2)	3	—	1

Income from continuing operations	126	8	167	240	(395)	146
Discontinued operations, net of tax	—	—	(19)	—	—	(19)

Net income	126	8	148	240	(395)	127
Less: net income attributable to noncontrolling interests	—	—	—	1	—	1

Net income attributable to controlling interests	$126	$8	$148	$239	$(395)	$126

The Nielsen Company B.V.

Condensed Consolidated Statement of Operations (Unaudited)

For the nine months ended September 30, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,842	$1,670	$(1)	$3,511

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	740	745	(1)	1,484
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	579	548	—	1,127
Depreciation and amortization	—	—	318	91	—	409
Impairment of goodwill and intangible assets	—	—	527	—		527
Restructuring costs/(credits)	—	—	11	(5)	—	6

Operating (loss)/income	—	—	(333)	291	—	(42)

Interest income	16	313	53	54	(430)	6
Interest expense	(43)	(431)	(385)	(51)	430	(480)
Loss on derivative instruments	—	(50)	(4)	—	—	(54)
Foreign currency exchange transaction gains/(losses), net	2	(50)	28	30	—	10
Other (expense)/income, net	(14)	(5)	52	(44)	—	(11)

(Loss)/income before income taxes and equity in net income/(loss) of subsidiaries and affiliates	(39)	(223)	(589)	280	—	(571)
Benefit/(provision) for income taxes	10	75	112	(73)	—	124
Equity in net (loss)/income of subsidiaries	(503)	—	57	—	446	—
Equity in net (loss)/income of affiliates	—	—	(26)	1	—	(25)

(Loss)/income from continuing operations	(532)	(148)	(446)	208	446	(472)
Discontinued operations, net of tax	—	—	(57)	(1)	—	(58)

Net (loss)/income	(532)	(148)	(503)	207	446	(530)
Less: net income attributable to noncontrolling interests	—	—	—	2	—	2

Net (loss)/income attributable to controlling interests	$(532)	$(148)	$(503)	$205	$446	$(532)

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet (Unaudited)

September 30, 2010

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$89	$330	$—	$420
Trade and other receivables, net	—	—	352	626	—	978
Prepaid expenses and other current assets	1	24	97	103	—	225
Intercompany receivables	312	63	404	339	(1,118)	—

Total current assets	314	87	942	1,398	(1,118)	1,623

Non-current assets
Property, plant and equipment, net	—	—	345	238	—	583
Goodwill	—	—	4,930	2,138	—	7,068
Other intangible assets, net	—	—	3,355	1,294	—	4,649
Deferred tax assets	—	207	15	48	(196)	74
Other non-current assets	7	93	193	131	—	424
Equity investment in subsidiaries	2,980	—	4,496	—	(7,476)	—
Intercompany loans	199	7,687	696	1,480	(10,062)	—

Total assets	$3,500	$8,074	$14,972	$6,727	$(18,852)	$14,421

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$23	$77	$301	$534	$—	$935
Deferred revenues	—	—	213	185	—	398
Income tax liabilities	—	—	53	24	—	77
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	27	9	2	—	38
Intercompany payables	—	165	681	272	(1,118)	—

Total current liabilities	23	269	1,257	1,017	(1,118)	1,448

Non-current liabilities
Long-term debt and capital lease obligations	579	7,833	104	17	—	8,533
Deferred tax liabilities	12	—	1,063	137	(196)	1,016
Intercompany loans	—	—	9,372	690	(10,062)	—
Other non-current liabilities	2	67	196	266	—	531

Total liabilities	616	8,169	11,992	2,127	(11,376)	11,528

Total stockholders’ equity/(deficit)	2,884	(95)	2,980	4,591	(7,476)	2,884
Noncontrolling interests	—	—	—	9	—	9

Total equity/(deficit)	2,884	(95)	2,980	4,600	(7,476)	2,893

Total liabilities and equity	$3,500	$8,074	$14,972	$6,727	$(18,852)	$14,421

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet

December 31, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$2	$2	$160	$347	$—	$511
Trade and other receivables, net	—	—	366	570	—	936
Prepaid expenses and other current assets	1	23	88	83	—	195
Intercompany receivables	332	114	442	369	(1,257)	—

Total current assets	335	139	1,056	1,369	(1, 257)	1,642
Non-current assets
Property, plant and equipment, net	—	—	354	239	—	593
Goodwill	—	—	4,939	2,117	—	7,056
Other intangible assets, net	—	—	3,464	1,293	—	4,757
Deferred tax assets	—	196	—	48	(196)	48
Other non-current assets	8	104	240	141	—	493
Equity investment in subsidiaries	2,832	—	4,333	—	(7,165)	—
Intercompany loans	275	7,673	836	1,564	(10,348)	—

Total assets	$3,450	$8,112	$15,222	$6,771	$(18,966)	$14,589

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$3	$134	$311	$551	$—	$999
Deferred revenues	—	—	249	186	—	435
Income tax liabilities	—	—	53	29	—	82
Current portion of long-term debt, capital lease obligations and short-term borrowings	72	13	9	16	—	110
Intercompany payables	—	187	818	252	(1,257)	—

Total current liabilities	75	334	1,440	1,034	(1,257)	1,626
Non-current liabilities
Long-term debt and capital lease obligations	576	7,848	106	18	—	8,548
Deferred tax liabilities	12	—	1,110	139	(196)	1,065
Intercompany loans	—	—	9,500	848	(10,348)	—
Other non-current liabilities	2	63	234	252	—	551

Total liabilities	665	8,245	12,390	2,291	(11,801)	11,790

Total stockholders’ equity/(deficit)	2,785	(133)	2,832	4,466	(7,165)	2,785
Noncontrolling interests	—	—	—	14	—	14

Total equity/(deficit)	2,785	(133)	2,832	4,480	(7,165)	2,799

Total liabilities and equity	$3,450	$8,112	$15,222	$6,771	$(18,966)	$14,589

The Nielsen Company B.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2010

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by operating activities	$2	$37	$51	$205	$295

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(26)	(17)	(43)
Proceeds from sale of subsidiaries and affiliates, net	—	—	23	—	23
Additions to property, plant and equipment and other assets	—	—	(79)	(46)	(125)
Additions to intangible assets	—	—	(94)	(7)	(101)
Other investing activities	—	—	—	5	5

Net cash used in investing activities	—	—	(176)	(65)	(241)

Financing activities:
Repayments of debt	(64)	(38)	(3)	—	(105)
Increase/(decrease) in other short-term borrowings	—	—	2	(15)	(13)
Dividends paid to parent	(5)	—	—	—	(5)
Stock activity of subsidiaries, settlement of derivatives and other financing activities	66	(1)	58	(141)	(18)

Net cash (used in)/provided by financing activities	(3)	(39)	57	(156)	(141)

Effect of exchange-rate changes on cash and cash equivalents	—	—	(3)	(1)	(4)

Net decrease in cash and cash equivalents	(1)	(2)	(71)	(17)	(91)
Cash and cash equivalents at beginning of period	2	2	160	347	511

Cash and cash equivalents at end of period	$1	$—	$89	$330	$420

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by operating activities	$—	$18	$83	$221	$322

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(42)	(8)	(50)
Proceeds from sale of subsidiaries and affiliates, net	—	—	16	—	16
Additions to property, plant and equipment and other assets	—	—	(53)	(48)	(101)
Additions to intangible assets	—	—	(93)	(10)	(103)
Other investing activities	14	—	—	3	17

Net cash provided by/(used in) investing activities	14	—	(172)	(63)	(221)

Financing activities:
Net repayments on revolving credit facility	—	—	(295)	—	(295)
Proceeds from issuances of other debt, net of issuance costs	—	1,223	—	—	1,223
Repayments of other debt	(390)	(499)	—	(9)	(898)
(Decrease)/increase in other short-term borrowings	—	—	(40)	(5)	(45)
Settlement of derivatives, intercompany and other financing activities	377	(742)	323	(127)	(169)

Net cash used in financing activities	(13)	(18)	(12)	(141)	(184)

Effect of exchange-rate changes on cash and cash equivalents	—	—	6	20	26

Net increase/(decrease) in cash and cash equivalents	1	—	(95)	37	(57)
Cash and cash equivalents at beginning of period	1	—	162	303	466

Cash and cash equivalents at end of period	$2	$—	$67	$340	$409

The Nielsen Company B.V.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our transformation and other productivity initiatives, which were implemented following the Valcon Acquisition, are focused on a combination of improving operating leverage through targeted cost-reduction programs, business process improvements, portfolio restructuring actions (e.g. the exit of our Publications businesses) while at the same time investing in key programs to enhance future growth opportunities.

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

Our revenue is highly diversified by business segment, geography, and client. For the nine months ended September 30, 2010, 33% of our revenues were generated from our Watch segment, 63% from our Buy segment and the remaining 4% from our Expositions segment. For the nine months ended September 30, 2010, 51% of our revenues were generated in the U.S., 10% in the Americas excluding the U.S., 27% in Europe, the Middle East and Africa, and the remaining 12% in the Asia Pacific region.

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

(IN MILLIONS)	Nine months ended September 30, 2010	Nine months ended September 30, 2009
U.S. Dollar	53%	54%
Euro	14%	15%
Other Currencies	33%	31%

Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. Dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under Item 3 “—Quantitative and Qualitative Disclosures about Market Risks.” In countries with currencies other than the U.S. Dollar, assets and liabilities are translated into U.S. Dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. Dollar to Euro exchange rate was $1.32 to €1.00 and $1.36 to €1.00 for the nine months ended September 30, 2010 and 2009, respectively.

We have operations in both our Watch and Buy segments in Venezuela and our functional currency for these operations is the Venezuelan bolivares fuertes. Venezuela’s currency was considered hyperinflationary as of January 1, 2010 and further, in January 2010, Venezuela’s currency was devalued and a new currency exchange rate system was announced. We have evaluated the new exchange rate system and have concluded that our local currency transactions will be denominated in U.S. dollars until Venezuela’s currency is deemed to be non hyperinflationary. We recorded a charge of $7 million associated with the currency devaluation in January 2010 in our foreign exchange transaction gains, net line item. In June 2010, a further revision to the currency exchange rate system was made. The impact of the hyperinflationary accounting was not material to our consolidated results of operations for the three or nine months ended September 30, 2010.

Divestitures

During the nine months ended September 30, 2010, we received net cash proceeds of $23 million associated with business divestitures, including the sale of our box-office tracking business as well as the remaining properties within our Publications operating segment discussed within discontinued operations below.

During the nine months ended September 30, 2009, we received $16 million in net proceeds associated with business divestitures, primarily associated with the sale of the Brazilian trade show properties within our Expositions segment. The impact of these transactions on our consolidated results of operations was not material.

Discontinued Operations

Nielsen Publications

In December 2009 we substantially completed the planned exit of our Publications operating segment through the sale of our media properties, including The Hollywood Reporter and Billboard, to e5 Global Media LLC. The condensed consolidated statements of operations reflect the Publications operating segment as a discontinued operation. We have completed the exit of the remaining properties and we recorded a net loss on sale of $4 million associated with these divestitures during the nine months ended September 30, 2010.

In October 2010 the Company reached an agreement with the plaintiff in a lawsuit associated with its former Publications operating segment for a $12 million cash settlement, which was paid on October 26, 2010. The Company recorded a $7 million charge (net of tax of $5 million) associated with this settlement, which has been reported as a component of discontinued operations for the three and nine months ended September 30, 2010.

We recorded a goodwill impairment charge of $55 million relating to our Publications operating segment in September 2009.

See Note 4 to the condensed consolidated financial statements, “Business Divestitures”.

Acquisitions and Investments in Affiliates

For the nine months ended September 30, 2010, we paid cash consideration of $43 million associated with both current period and previously executed acquisitions, net of cash acquired. In conjunction with these acquisitions, we recorded deferred consideration of $22 million, which is payable through 2013. Had the current period acquisitions occurred as of January 1, 2010, the impact on our consolidated results of operations would not have been material.

For the nine months ended September 30, 2009, we paid cash consideration of $50 million associated with both current period and previously executed acquisitions and investments in affiliates, net of cash acquired. In conjunction with these acquisitions, we recorded deferred consideration of $24 million, of which $22 million was attributable to a March 2009 acquisition, which in March 2010, was agreed to be settled by a cash payment of $11 million in April 2010 and the issuance of $11 million in equity. Had these acquisitions occurred as of January 1, 2009, the impact on our consolidated results of operations would not have been material.

Results of Operations—Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(IN MILLIONS)	2010	2009
Revenues	$1,289	$1,227

Cost of revenues, exclusive of depreciation and amortization shown separately below	521	521
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	414	365
Depreciation and amortization	142	143
Impairment of goodwill and intangible assets	—	527
Restructuring costs/(credits)	11	(3)

Operating income/(loss)	201	(326)

Interest income	1	2
Interest expense	(169)	(168)
Loss on derivative instruments	(5)	(21)
Foreign currency exchange transaction losses, net	(5)	(21)

Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	23	(534)
(Provision)/benefit for income taxes	(2)	99
Equity in net income/(loss) of affiliates	1	(33)

Income/(loss) from continuing operations	22	(468)
Discontinued operations, net of tax	(11)	(58)

Net income/(loss)	11	(526)
Less: net income attributable to noncontrolling interests	—	1

Net income/(loss) attributable to The Nielsen Company B.V.	$11	$(527)

We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation is a non-GAAP measure, which excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our prior-period local currency financial results using the current period foreign currency exchange rates and comparing these adjusted amounts to our current period reported results. This calculation may differ from similarly titled measures by others and accordingly, the constant currency presentation is not meant to be a substitution for reported amounts presented in conformity with GAAP, nor should such amounts be considered in isolation.

Consolidated Results for the Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009

When comparing our results for the three months ended September 30, 2010 with results for the three months ended September 30, 2009, the following should be noted:

Items affecting Operating Income for the three months ended September 30, 2010

•	We recorded $11 million of restructuring expense.

Items affecting Operating Income for the three months ended September 30, 2009

•	We recorded $3 million of restructuring credits.

•	We recorded $527 million in impairment charges associated with goodwill and intangible assets.

Revenues

Our revenues increased 5.1%, to $1,289 million for the three months ended September 30, 2010 from $1,227 million for the three months ended September 30, 2009, or 6.8% on a constant currency basis, excluding a 1.7% unfavorable impact of changes in foreign currency exchange rates. These increases were driven by a 7.0% increase within our Buy segment (8.8% on a constant currency basis), a 1.1% increase within our Watch segment (3.0% on a constant currency basis), and an 8.2% increase in our Expositions segment. Refer to “Business Segment Results” for a further discussion of our revenue performance by segment as well as a reconciliation of reported revenue to constant currency revenue.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues remained flat at $521 million for both the three months ended September 30, 2010 and 2009, an increase of 2.1% on a constant currency basis. Costs increased 2.5% within our Buy segment (5.0% on a constant currency basis) due primarily to the global expansion of our Insights services, offset by a 7.4% decline within our Watch segment (5.9% on a constant currency basis) due equally to cost savings associated with productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative (“SG&A”) expenses increased 13.2% to $414 million for the three months ended September 30, 2010 from $365 million for the three months ended September 30, 2009, or 14.8% on a constant currency basis, excluding a 1.6% favorable impact of changes in foreign currency exchanges rates. These increases resulted from an 11.9% increase within our Buy segment (13.2% on a constant currency basis) due primarily to increases in client service costs associated with the global expansion of our Insights services and technology investments as well as a 16.5% increase within our Watch segment (19.8% on a constant currency basis) due to increased spending on three-screen measurement initiatives.

Depreciation and Amortization

Depreciation and amortization of $142 million for the three months ended September 30, 2010 remained flat as compared to the three months ended September 30, 2009.

Impairment of Goodwill and Intangible Assets

During the third quarter of 2009, we conducted an interim impairment test for certain reporting units within our Watch and Expositions segments and assessed the fair value of the intangible assets and the reporting units as compared to the underlying book value. Our impairment assessments resulted in the recognition of a non-cash goodwill impairment charge of $282 million and a non-cash customer-related intangible asset impairment charge of $245 million, during the three months ended September 30, 2009. A deferred tax benefit of $108 million was recognized during the period as a result of these impairment charges.

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

Nielsen recorded charges of $1 million the three months ended September 30, 2010 associated with adjustments to previously established liabilities for employee severance. Nielsen recorded net credits of $3 million for the three months ended September 30, 2009, primarily relating to employee severance.

Other Productivity Initiatives

In December 2009, Nielsen commenced certain specific restructuring actions attributable to defined cost-reduction programs directed towards achieving increased productivity in future periods primarily through targeted employee terminations. The Company recorded $10 million in restructuring charges associated with these initiatives during the three months ended September 30, 2010. Of these amounts, approximately $1 million related to property lease termination charges with the remainder relating to severance charges associated with employee terminations.

See Note 6 to our condensed consolidated financial statements, “Restructuring Activities” for additional information regarding our restructuring programs.

Operating Income/(Loss)

Operating income for the three months ended September 30, 2010 increased to $201 million from an operating loss of $326 million for the three months ended September 30, 2009. Excluding “Items affecting Operating Income,” specifically noted above, our adjusted operating income increased 7.4%, or 9.7% on a constant currency basis, excluding a 2.2% unfavorable impact of changes in foreign currency exchange rates. Adjusted operating income within our Buy segment increased 22.7% (24.0% on a constant currency basis) due to the revenue performance mentioned above as well as $10 million in lower depreciation and amortization expense, partially offset by the cost increases mentioned above. Adjusted operating income within our Watch segment decreased 5.7% (2.5% on a constant currency basis) as the low single digit revenue growth discussed above was more than offset by increased spending on three-screen measurement initiatives as well as $11 million of higher depreciation and amortization. Adjusted operating income within our Expositions segment increased 18.1% as a result of the revenue growth mentioned above. Corporate adjusted operating expense increased 84.6% to $12 million due to increases in certain product investments and global infrastructure costs. Refer to “Business Segment Results – Operating Income/(Loss)” for further discussion of adjusted operating income by segment as well as a reconciliation of reported operating income to adjusted operating income on both a reported and constant currency basis.

Interest Expense

Interest expense was $169 million for the three months ended September 30, 2010 compared to $168 million for the three months ended September 30, 2009, as increases in interest costs on new debentures were substantially offset by lower interest costs on senior secured term loans and related derivative instruments.

Loss on Derivative Instruments

The loss on derivative instruments was $5 million for the three months ended September 30, 2010 compared to a loss of $21 million for the three months ended September 30, 2009. The reduction in losses relates to the maturity of $1.5 billion in notional amount of interest rate swaps between November 2009 and March 2010 for which hedge accounting was discontinued in February 2009.

Foreign Currency Exchange Transaction (Losses)/Gains, Net

Foreign currency exchange transaction gains, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.29 to €1.00 and $1.43 to €1.00 for the three months ended September 30, 2010 and 2009, respectively.

Foreign currency exchange resulted in a $5 million loss for the three months ended September 30, 2010 compared to a $21 million loss for the three months ended September 30, 2009. The losses resulted primarily from the fluctuation in the value of the U.S. Dollar against the Euro applied to certain of our Euro denominated debenture loans as well as fluctuations in certain currencies associated with a portion of our intercompany loan portfolio. The decline in losses from 2009 is partially impacted by the designation of our Euro denominated variable rate senior secured term loans due 2013 and 2016 as non-derivative hedges of our net investment in a European subsidiary. Beginning on July 1, 2010, gains or losses attributable to fluctuations in the Euro as compared to the U.S. Dollar associated with this debenture were recorded to the cumulative translation adjustment within stockholders’ equity, net of income tax.

Income/(Loss) from Continuing Operations Before Income Taxes and Equity in Net Income/(Loss) of Affiliates

Income from continuing operations before income taxes and equity in net income/(loss) of affiliates was $23 million for the three months ended September 30, 2010 compared to a loss of $534 million for the three months ended September 30, 2009. The change primarily relates to the impairment of goodwill and intangible assets in September 2009, lower derivative and foreign currency exchange transaction losses and improved business performance primarily attributable to revenue growth, which were offset in part by higher restructuring expenses.

Income Taxes

We have a presence in approximately 100 countries around the world and our earnings are taxed at the applicable local country income tax rate in effect. The effective tax rates for the three months ended September 30, 2010 and 2009 were 9% expense and 19% (benefit) respectively. The effective tax rate for the three months ended September 30, 2010 is lower than the statutory rate primarily due to the favorable effect of certain foreign currency exchange gains, financing activities, the change in unrecognized income tax benefits and the liquidation of certain investments partially offset by the impact of the tax rate differences in other jurisdictions where we file tax returns. The effective tax benefit rate for the three months ended September 30, 2009 is lower than the statutory rate primarily due to the impairment of goodwill and other intangibles, income tax true-ups and changes in interest on liabilities for unrecognized income tax benefits partially offset by the favorable effect of certain foreign exchange gains, the impact of the tax rate differences in other jurisdictions where we file tax returns and changes to unrecognized income tax benefits.

Liabilities for unrecognized income tax benefits totaled $126 million and $129 million as of September 30, 2010 and December 31, 2009, respectively. The decrease is primarily due to the recognition of certain income tax benefits as a result of statute of limitation expirations as well as fluctuations in foreign currency exchange rates. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Equity in Net Income/(Loss) of Affiliates

During the third quarter of 2009 we concluded that the carrying value of our non-controlling ownership interest in Scarborough Research (“Scarborough”) was impaired as a result of continued declines in customer discretionary spending and the related impact on the launch of new performance tracking and marketing products. We deemed this impairment to be other than temporary and, accordingly, recorded an after-tax non-cash impairment charge of $26 million (net of a tax adjustment of $18 million) during the period. Additionally, we had $8 million of higher income for the three months ended September 30, 2010, attributable to the timing of certain service offerings within our joint ventures as compared to the prior period.

Discontinued Operations

For the three months ended September 30, 2010, loss from discontinued operations, net of tax was $11 million compared to a loss of $58 million for the three months ended September 30, 2009. Discontinued operations primarily relate to our Publications operating segment. The loss for the three months ended September 30, 2010 reflects the cessation of operations during 2010 as well as a $7 million charge (net of tax of $5 million) associated with the settlement of an outstanding lawsuit. The loss for the three months ended September 30, 2009 includes goodwill impairment charges of $55 million.

Results of Operations—Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
(IN MILLIONS)	2010	2009
Revenues	$3,755	$3,511

Cost of revenues, exclusive of depreciation and amortization shown separately below	1,569	1,484
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,219	1,127
Depreciation and amortization	419	409
Impairment of goodwill and intangible assets	—	527
Restructuring costs	33	6

Operating income/(loss)	515	(42)

Interest income	3	6
Interest expense	(491)	(480)
Loss on derivative instruments	(17)	(54)
Foreign currency exchange transaction gains, net	140	10
Other income/(expense), net	9	(11)

Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	159	(571)
(Provision)/benefit for income taxes	(14)	124
Equity in net income/(loss) of affiliates	1	(25)

Income/(loss) from continuing operations	146	(472)
Discontinued operations, net of tax	(19)	(58)

Net income/(loss)	127	(530)
Income attributable to noncontrolling interests	1	2

Net income/(loss) attributable to The Nielsen Company B.V.	$126	$(532)

Consolidated Results for the Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009

When comparing our results for the nine months ended September 30, 2010 with results for the nine months ended September 30, 2009, the following should be noted:

Items affecting Operating Income for the nine months ended September 30, 2010

•	We recorded $33 million of restructuring expense.

Items affecting Operating Income for the nine months ended September 30, 2009

•	We recorded $6 million of restructuring expense.

•	We recorded $527 million in impairment charges associated with goodwill and intangible assets.

Revenues

Our revenues increased 6.9% to $3,755 million for the nine months ended September 30, 2010 from $3,511 million for the nine months ended September 30, 2009, or 5.7% on a constant currency basis, which excludes a 1.2% favorable impact of changes in foreign currency exchange rates. These increases were driven by a 9.7% increase within our Buy segment (7.9% on a constant currency basis) and a 3.8% increase within our Watch segment (3.4% on a constant currency basis), offset in part by a 5.5% decline in our Expositions segment (5.7% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 5.7% to $1,569 million for the nine months ended September 30, 2010 from $1,484 million for the nine months ended September 30, 2009, or 4.9% on a constant currency basis, excluding a 0.8% unfavorable impact of changes in foreign currency exchange rates. These increases resulted from an 8.6% increase within our Buy segment (7.5% on a constant currency basis) due to the global expansion of our Insights services. Costs within our Watch segment were flat while increases in Corporate costs of 74.1% were only partially offset by a 4.6% decrease in our Expositions segment.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative (“SG&A”) expenses increased 8.2% to $1,219 million for the nine months ended September 30, 2010 from $1,127 million for the nine months ended September 30, 2009, or 6.6% on a constant currency basis, excluding a 1.6% unfavorable impact of changes in foreign currency exchange rates. These increases were driven by a 9.5% increase within our Buy segment (7.4% on a constant currency basis) due to increases in client service costs associated with the global expansion of our Insights services as well as an 11.0% increase within our Watch segment (10.2% on a constant currency basis) due to increased spending on three-screen measurement initiatives. Corporate costs increased 37.7% as a result of increased spending on global product initiatives as well as a $4 million increase in share-based compensation expense. These increases were partially offset by a 31.7% decline in our Expositions segment due to the impact of cost savings initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $419 million for the nine months ended September 30, 2010 as compared to $409 million for the nine months ended September 30, 2009 driven by higher capital expenditures for software and infrastructure development.

Restructuring Costs

Transformation Initiative

We recorded net credits of $3 million for the nine months ended September 30, 2010 associated with adjustments to previously established liabilities for employee severance. We recorded $6 million in restructuring charges, primarily relating to severance costs, for the nine months ended September 30, 2009.

Other Productivity Initiatives

We recorded $36 million in restructuring charges associated with productivity initiatives during the nine months ended September 30, 2010. Of these amounts, approximately $7 million related to property lease termination charges with the remainder relating to severance charges associated with employee terminations.

Operating Income

Operating income for the nine months ended September 30, 2010 was $515 million compared to a loss of $42 million for the nine months ended September 30, 2009. Excluding “Items affecting Operating Income,” specifically noted above, our adjusted operating income increased 11.5% (9.7% on a constant currency basis). Adjusted operating income within our Buy segment increased 23.2% (19.3% on a constant currency basis) as the revenue performance mentioned above more than offset the cost increases mentioned above. Adjusted operating income growth of $19 million within our Expositions segment was offset by higher corporate costs due to increases in certain product investments and global infrastructure costs. Adjusted operating income within our Watch segment remained relatively flat as the revenue growth mentioned above was substantially offset by higher spending on three-screen measurement initiatives and $22 million in higher depreciation and amortization.

Interest Expense

Interest expense was $491 million for the nine months ended September 30, 2010 compared to $480 million for the nine months ended September 30, 2009, as increases in interest costs on new debentures were only partially offset by lower interest costs on senior secured term loans and related derivative instruments.

Loss on Derivative Instruments

The loss on derivative instruments was $17 million for the nine months ended September 30, 2010 compared to a loss of $54 million for the nine months ended September 30, 2009. The reduction in losses resulted from movements in the Euro relative to the U.S. Dollar associated with a foreign currency swap derivative instrument, which was terminated in March 2009 as well as the maturity of $1.5 billion in notional amount of interest rate swaps between November 2009 and March 2010 for which hedge accounting was discontinued in February 2009.

Foreign Currency Exchange Transaction Gains, Net

Foreign currency exchange transaction gains, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was relatively flat at $1.32 to €1.00 for the nine months ended September 30, 2010 as compared to $1.36 to €1.00 for the nine months ended September 30, 2009.

Foreign currency exchange resulted in a $140 million gain for the nine months ended September 30, 2010 compared to a $10 million gain for the nine months ended September 30, 2009. The gains resulted primarily from the fluctuation in the value of the U.S. Dollar against the Euro applied to certain of our Euro denominated senior secured term loans and debenture loans as well as fluctuations in certain currencies including the Euro and Canadian dollar associated with a portion of our intercompany loan portfolio.

Other Income/(Expense), Net

Other income of $9 million for the nine months ended September 30, 2010 resulted from gains attributable to business divestitures. Other expense, net of $11 million for the nine months ended September 30, 2009 primarily includes net charges of approximately $19 million associated with the purchase and cancellation of GBP 250 million 5.625% EMTN debenture notes and the write-off of deferred debt issuance costs associated with the modification of our senior secured credit facility offset by net gains of associated with certain divestitures.

Income from Continuing Operations Before Income Taxes and Equity in Net Income/(Loss) of Affiliates

Income from continuing operations before income taxes and equity in net income/(loss) of affiliates was $159 million for the nine months ended September 30, 2010 compared to a loss of $571 million for the nine months ended September 30, 2009. The change primarily relates to the impairment of goodwill and intangible assets in September 2009, lower derivative losses, higher foreign currency exchange transaction gains and improved business performance primarily attributable to revenue growth, which were offset in part by higher restructuring expenses.

Income Taxes

The effective tax rates for the nine months ended September 30, 2010 and 2009 were 9% expense and 22% (benefit) respectively. The effective tax rate for the nine months ended September 30, 2010 is lower than the statutory rate primarily due to the favorable effect of certain foreign currency exchange gains, financing activities, the change in unrecognized income tax benefits and the liquidation of certain investments partially offset by the impact of the tax rate differences in other jurisdictions where we file tax returns. The effective tax benefit rate for the nine months ended September 30, 2009 is lower than the statutory rate primarily due to the impairment of goodwill and other intangibles, income tax true-ups and changes in interest on liabilities for unrecognized income tax benefits partially offset by the favorable effect of certain foreign exchange gains, the impact of the tax rate differences in other jurisdictions where we file tax returns and changes to unrecognized income tax benefits.

Equity in Net Income/(Loss) of Affiliates

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

Discontinued Operations

For the nine months ended September 30, 2010, loss from discontinued operations, net of tax was $19 million compared to a loss of $58 million for the nine months ended September 30, 2009. Discontinued operations primarily relate to our Publications operating segment. The loss for the nine months ended September 30, 2010 reflects the cessation of operations during 2010 as well as a $7 million charge (net of tax of $5 million) associated with the settlement of an outstanding lawsuit. The loss for the nine months ended September 30, 2009 includes goodwill impairment charges of $55 million.

Business Segment Results for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenues

The table below sets forth our segment revenue performance data for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three months ended September 30, 2010	Three months ended September 30, 2009	% Variance 2010 vs. 2009 Reported	Three months ended September 30, 2009 Constant Currency	% Variance 2010 vs. 2009 Constant Currency
Revenues by Segment
Watch	$418	$413	1.1%	$405	3.0%
Buy	808	756	7.0%	743	8.8%
Expositions	63	58	8.2%	58	8.2%

Total	$1,289	$1,227	5.1%	$1,206	6.8%

Watch Segment Revenues

Revenues increased 1.1% to $418 million for the three months ended September 30, 2010 from $413 million for the three months ended September 30, 2009, or 3.0% on a constant currency basis. These increases were driven by 13.7% growth in Online and Mobile (14.5% on a constant currency basis) driven by increases in both new and existing customer spending and 10.4% growth in film studio revenues driven by increased volume from existing customers. Television measurement was flat year over year as increases in spending from existing customers were offset by the timing of certain service offerings and planned market closures.

Buy Segment Revenues

Revenues increased 7.0% to $808 million for the three months ended September 30, 2010 from $756 million for the three months ended September 30, 2009, or 8.8% on a constant currency basis driven by a 20.3% increase in Developing markets (19.2% on a constant currency basis) and a 1.9% increase in Developed markets (4.6% on a constant currency basis), as our customers continue to expand geographically and increase their spending on analytical services.

Revenues from Information services increased 4.1% to $566 million for the three months ended September 30, 2010 from $546 million for the three months ended September 30, 2009, or 6.2% on a constant currency basis, excluding a 2.1% unfavorable impact of changes in foreign currency exchange rates. These increases were driven by 14.1% growth in Developing Markets (13.7% on a constant currency basis) as a result of continued expansion of both our retail measurement and consumer panel services to both new and existing customers and new markets. Revenue from Developed Markets was relatively flat year over year on a reported basis and increased 3.2% on a constant currency basis as growth in retail measurement services in North America and Western Europe, primarily to existing customers, was offset by the impact of the divestiture of our box office scanning business.

Revenues from Insights services increased 14.7% to $242 million for the three months ended September 30, 2010 from $210 million for the three months ended September 30, 2009, or 15.2% on a constant currency basis, excluding a 0.5% unfavorable impact of changes in foreign currency exchange rates. These increases were driven by strong growth in both Developed and Developing Markets due to increases in customer discretionary spending on new product forecasting and other analytical services, which can be cyclical in nature.

Expositions Segment Revenues

Revenues for the three months ended September 30, 2010 increased 8.2% to $63 million as compared to $58 million for the three months ended September 30, 2009 due primarily to the impact of the timing of a show as compared to the prior period.

Operating Income/(Loss)

The tables below set forth comparative supplemental operating income/(loss) data for the three months ended September 30, 2010 and 2009, both on an as reported and adjusted basis, adjusting for those items affecting operating income/(loss), as described above within the Consolidated Results commentary. Adjusted operating income/(loss) and constant currency adjusted operating income/(loss) are non-GAAP measures and are presented to illustrate the effect of foreign currency exchanges rate changes and, where noted, of restructuring, impairment charges and certain other items on reported operating income/(loss), which we consider to be unusual in nature. Our use of these terms may vary from others. These measures should not be considered as alternatives to operating income/(loss) or net income/(loss), or any other performance measures derived in accordance with GAAP as measures of operating performance.

THREE MONTHS ENDED SEPTEMBER 30, 2010	Reported Operating Income/(Loss)	Restructuring Charges	Non-GAAP Adjusted Operating Income/(Loss)
Operating Income/(Loss)
Watch	$81	$2	$83
Buy	107	5	112
Expositions	29	—	29
Corporate and Eliminations	(16)	4	(12)

Total Nielsen	$201	$11	$212

THREE MONTHS ENDED SEPTEMBER 30, 2009	Reported Operating Income/(Loss)	Impairment Charges and Restructuring Charges/(Credits)	Non-GAAP Adjusted Operating Income/(Loss)
Operating Income/(Loss)
Watch	$(313)	$403	$90
Buy	95	(5)	90
Expositions	(101)	126	25
Corporate and Eliminations	(7)	—	(7)

Total Nielsen	$(326)	$524	$198

(IN MILLIONS)	Three months ended September 30, 2010	Three months ended September 30, 2009	% Variance 2010 vs. 2009 Reported	Three months ended September 30, 2009 Constant Currency	% Variance 2010 vs. 2009 Constant Currency
Non-GAAP Adjusted Operating Income/(Loss) by Segment
Watch	$83	$90	(5.7)%	$85	(2.5)%
Buy	112	90	22.7%	90	24.0%
Expositions	29	25	18.1%	24	18.1%
Corporate and Eliminations	(12)	(7)	(84.6)%	(7)	(78.7)%

Total	$212	$198	7.4%	$192	9.7%

Watch. Operating income was $81 million for the three months ended September 30, 2010 as compared to a loss of $313 million for the three months ended September 30, 2009 driven by the impact of impairment charges recorded in September 2009. Additionally, the revenue performance discussed above was more than offset by increases in costs associated with three-screen measurement initiatives and a $11 million increase in depreciation and amortization associated with technology infrastructure initiatives and Local People Meters.

Buy. Operating income increased 12.1% to $107 million for the three months ended September 30, 2010 as compared to $95 million for the three months ended September 30, 2009 due to strong revenue performance in both Developed and Developing Markets and a decrease in depreciation expense of $10 million, offset by an increase in restructuring charges and the impact of changes in foreign currency exchange rates.

Expositions. Operating income was $29 million for the three months ended September 30, 2010 as compared to an operating loss of $101 million for the three months ended September 30, 2009 driven by the impact of impairment charges recorded in September 2009 as well as the revenue performance mentioned above and the costs savings effects of the Transformation Initiative and other productivity initiatives.

Corporate and Eliminations. Operating loss was $16 million for the three months ended September 30, 2010 as compared to an operating loss of $7 million for the three months ended September 30, 2009 due to increases in certain product investments and global infrastructure costs as well as higher restructuring charges.

Business Segment Results for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues

The table below sets forth our segment revenue performance data for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, both on an as-reported and constant currency basis.

(IN MILLIONS)	Nine months ended September 30, 2010	Nine months ended September 30, 2009	% Variance 2010 vs. 2009 Reported	Nine months ended September 30, 2009 Constant Currency	% Variance 2010 vs. 2009 Constant Currency
Revenues by segment
Watch	$1,255	$1,209	3.8%	$1,214	3.4%
Buy	2,350	2,143	9.7%	2,179	7.9%
Expositions	150	159	(5.5)%	159	(5.7)%

Total	$3,755	$3,511	6.9%	$3,552	5.7%

Watch Segment Revenues

Revenues increased 3.8% to $1,255 million for the nine months ended September 30, 2010 from $1,209 million for the nine months ended September 30, 2009, or 3.4% on a constant currency basis. Television measurement grew 1.9% as increases in spending from existing customers offset declines attributable to planned market closures. Online and Mobile grew 11.8% driven by increases in both new and existing customer spending.

Buy Segment Revenues

Revenues increased 9.7% to $2,350 million for the nine months ended September 30, 2010 from $2,143 million for the nine months ended September 30, 2009, or 7.9% on a constant currency basis driven by a 21.1% increase in Developing markets (15.7% on a constant currency basis) and a 5.4% increase in Developed markets (4.8% on a constant currency basis), as our customers continue to expand geographically and increase their spending on analytical services.

Revenues from Information services increased 6.4% to $1,671 million for the nine months ended September 30, 2010 from $1,570 million for the nine months ended September 30, 2009, or 4.6% on a constant currency basis, excluding a 1.8% favorable impact of changes in foreign currency exchange rates. These increases were driven by 17.5% growth in Developing Markets (12.3% on a constant currency basis) as a result of continued expansion of both our retail measurement and consumer panel services to both new and existing customers and new markets. Revenue from Developed Markets increased 2.3% (1.6% on a constant currency basis) as growth in retail measurement services in Western Europe and North America, primarily to existing customers, was offset by the impact of the divestiture of our box office scanning business.

Revenues from Insights services increased 18.7% to $679 million for the nine months ended September 30, 2010 from $573 million for the nine months ended September 30, 2009, or 17.0% on a constant currency basis driven by strong growth in both Developed and Developing Markets due to increases in customer discretionary spending on new product forecasting and other analytical services, which can be cyclical in nature.

Expositions Segment Revenues

Revenues declined 5.5% to $150 million for the nine months ended September 30, 2010 from $159 million for the nine months ended September 30, 2009 primarily as a result of declines in exhibitor attendance, offset in part by the impact of the timing of a show as compared to the prior period.

Operating Income/(Loss)

The tables below set forth comparative supplemental operating income data for the nine months ended September 30, 2010 and 2009, both on an as reported and adjusted basis, adjusting for those items affecting operating income/(loss), as described above within the Consolidated Results commentary.

NINE MONTHS ENDED SEPTEMBER 30, 2010	Reported Operating Income/(Loss)	Restructuring Charges	Non-GAAP Adjusted Operating Income/(Loss)
(IN MILLIONS)
Operating Income/(Loss)
Watch	$237	$7	$244
Buy	287	13	300
Expositions	55	—	55
Corporate and Eliminations	(64)	13	(51)

Total Nielsen	$515	$33	$548

NINE MONTHS ENDED SEPTEMBER 30, 2009	Reported Operating Income/(Loss)	Impairment Charges and Restructuring Charges/(Credits)	Non-GAAP Adjusted Operating Income/(Loss)
(IN MILLIONS)
Operating Income/(Loss)
Watch	$(160)	$408	$248
Buy	245	(3)	242
Expositions	(91)	127	36
Corporate and Eliminations	(36)	1	(35)

Total Nielsen	$(42)	$533	$491

(IN MILLIONS)	Nine months ended September 30, 2010	Nine months ended September 30, 2009	% Variance 2010 vs. 2009 Reported	Nine months ended September 30, 2009 Constant Currency	% Variance 2010 vs. 2009 Constant Currency
Non-GAAP Adjusted Operating Income/(Loss) by Segment
Watch	$244	$248	(0.9)%	$246	(0.7)%
Buy	300	242	23.2%	251	19.3%
Expositions	55	36	58.9%	36	55.1%
Corporate and Eliminations	(51)	(35)	(53.8)%	(33)	(53.6)%

Total	$548	$491	11.5%	$500	9.7%

Watch. Operating income was $237 million for the nine months ended September 30, 2010 as compared to a loss of $160 million for the nine months ended September 30, 2009 driven by the impact of impairment charges recorded in September 2009. Additionally, the revenue performance discussed above was substantially offset by increases in costs associated with three-screen measurement initiatives as well as a $22 million increase in depreciation and amortization associated with technology infrastructure initiatives and Local People Meters.

Buy. Operating income increased 16.6% to $287 million for the nine months ended September 30, 2010 as compared to $245 million for the nine months ended September 30, 2009 due to the strong revenue performance mentioned above, offset by an increase in restructuring charges and the impact of changes in foreign currency exchange rates.

Expositions. Operating income was $55 million for the nine months ended September 30, 2010 as compared to a loss of $91 million for the nine months ended September 30, 2009 driven by the impact of impairment charges recorded in 2009 as well as lower depreciation expense and the costs savings effects of the Transformation Initiative and other productivity initiatives.

Corporate and Eliminations. Operating loss was $64 million for the nine months ended September 30, 2010 as compared to an operating loss of $36 million for the nine months ended September 30, 2009 due to increases in certain product investments and global infrastructure costs as well as higher restructuring charges.

Liquidity and Capital Resources

Overview

Our contractual obligations, commitments and debt service requirements over the next several years are significant. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash. At September 30, 2010, cash and cash equivalents were $420 million and our total indebtedness was $8,571 million. In addition, we also had $668 million available for borrowing under our senior secured revolving credit facility at September 30, 2010.

We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our senior secured debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations, and capital spending over the next year. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise. Beginning in the fourth quarter of 2009 through October 2010 we have made voluntary permanent repayments of approximately $120 million on our existing term loans due August 2013. It is possible that continued changes to global economic conditions could adversely affect our cash flows through increased interest costs or our ability to obtain external financing or to refinance existing indebtedness.

Pursuant to our senior secured credit facilities, commencing in 2008, we are subject to making mandatory prepayments on the term loans within our senior secured credit facilities to the extent in any full calendar year we generate Excess Cash Flow (“ECF”), as defined in the credit agreement. The percentage of ECF that must be applied as a repayment is a function of several factors, including our ratio of total net debt to Covenant EBITDA (as defined below), as well other adjustments, including any voluntary term loan repayments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause, such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the lenders. In 2009 our operations generated ECF, but no mandatory repayment was required due to our making voluntary repayments in the course of the year and our year-end total net debt to Covenant EBITDA ratio. Our next ECF measurement date will occur upon completion of the calendar year 2010 and therefore it is uncertain at this time if we will be required to make any corresponding mandatory prepayments in early 2011.

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

In June 2009, we purchased and cancelled all of our remaining outstanding GBP 149 million 5.625% EMTN debenture notes. This transaction was pursuant to a cash tender offer, whereby we paid, and participating note holders received, par value for the notes, plus accrued interest. In conjunction with the GBP note cancellation we satisfied, and paid in cash, the remarketing settlement value to the two holders of the remaining portion of the remarketing option associated with the notes. In addition, we unwound the remaining portion of its existing GBP/Euro foreign currency swap, which was previously designated as a foreign currency cash flow hedge. We recorded a net loss of approximately $12 million in June 2009 as a component of other expense, net in the condensed consolidated statement of operations as a result of the combined elements of this transaction. The net cash paid for the combined elements of this transaction was approximately $330 million.

In June 2009, we entered into a Senior Secured Loan Agreement with Goldman Sachs Lending Partners, LLC, which provides for senior secured term loans in the aggregated principal amount of $500 million (the “New Term Loans”) bearing interest at a fixed rate of 8.50%. The New Term Loans are secured on a pari passu basis with our existing obligations under our senior secured credit facilities and have a maturity of eight years. The net proceeds from the issuance of the New Term Loans of approximately $481 million were used in their entirety to pay down senior secured term loan obligations under our existing senior secured credit facilities.

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

On August 12, 2010, we completed a term loan extension offer in accordance with the terms of our senior secured credit facilities pursuant to which the maturity of $1,373 million and €94 million (collectively approximately $1,495 million) of existing term loans due August 9, 2013 were extended to May 1, 2016. The interest rate margin of term loans that have been extended were increased to 3.75%, subject to a 0.25% decrease based upon our attaining certain specified financial metrics, and, separately, subject to a further 0.25% reduction based upon our attaining certain credit ratings. This modification resulted in no significant impact to our consolidated financial statements for any period presented.

In October 2010, we issued $750 million in aggregate principal amount of 7.75% Senior Notes due 2018 at an issue price of $745 million with cash proceeds of approximately $731 million, net of fees and expenses.

In October 2010, we exercised our option to redeem $750 million of our outstanding $869 million ($870 million principal amount) 10% Senior Notes due 2014 at a price of 105% of the amount being redeemed. The redemption and subsequent retirement of these notes will result in a loss of approximately $62 million associated with the redemption option premium and recognition of previously deferred debt issuance costs in the fourth quarter of 2010.

In October 2010, we voluntarily repaid $13 million and €5 million (collectively approximately $20 million) of our existing term loans due August 2013.

Cash Flows

Operating activities. Net cash provided by operating activities was $295 million for the nine months ended September 30, 2010, compared to $322 million for the nine months ended September 30, 2009. The primary driver for the reduction in cash provided by operating activities was the reduction in working capital performance and higher interest payments, which more than offset the growth in operating income excluding the impact of non-cash depreciation and amortization. The reduction in working capital performance resulted primarily from an approximately $141 million reduction due to the timing of client billings and lower year over year accounts receivable collection performance. Our key collections performance measure, days billing outstanding (DBO), increased by 3 days to 53 days for the nine months ended September 30, 2010 compared to a decrease of 4 days to 51 days for the nine months ended September 30, 2009. These reductions were only partially offset by the timing of employee compensation and other accruals as well as lower restructuring and tax payments.

Investing activities. Net cash used in investing activities was $241 million for the nine months ended September 30, 2010, compared to $221 million for the nine months ended September 30, 2009. The primary driver for the increase in the usage of cash from investing activities was the increase in capital expenditures.

Capital expenditures for property, plant, equipment, software and other assets totaled $226 million for the nine months ended September 30, 2010 compared to $204 million for the nine months ended September 30, 2009. The primary reasons for the increase in capital expenditures related to higher spending for technology infrastructure development.

Financing activities. Net cash used in financing activities was $141 million for the nine months ended September 30, 2010, compared to $184 million for the nine months ended September 30, 2009. We repaid our €50 million EMTN in May 2010 and repaid $220 million on our senior secured revolving credit facility and executed numerous financing transactions in 2009 described under the “Financing Transactions” section above.

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

Failure to comply with either of these covenants would result in an event of default under our senior secured credit facility unless waived by our senior credit lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our senior secured credit facility and these covenants are material to us. As of September 30, 2010, we were in compliance with the covenants described above.

We also measure the ratio of secured net debt to Covenant EBITDA, as it impacts the applicable borrowing margin under our senior secured term loans due 2013. During periods when the ratio is less than 4.25 to 1.0, the applicable margin is 25 basis points lower than it would be otherwise. As of September 30, 2010 this ratio was less than 4.25 to 1.0.

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

The following is a reconciliation of our income/(loss) from continuing operations, for the three and twelve months ended September 30, 2010, to Covenant EBITDA as defined above under our senior secured credit facilities:

	Covenant EBITDA (unaudited)
(IN MILLIONS)	Three months ended September 30, 2010	Twelve months ended September 30, 2010
Income from continuing operations	$22	$191
Interest expense, net	168	651
Provision/(benefit) for income taxes	2	(57)
Depreciation and amortization	142	567

EBITDA	334	1,352
Non-cash charges(1)	4	18
Unusual or non-recurring items(2)	20	(80)
Restructuring charges and business optimization costs(3)	13	102
Sponsor monitoring fees(4)	3	12
Other(5)	12	11

Covenant EBITDA	$386	$1,415

Credit Statistics:
Current portion of long term debt, capital lease obligation and other short-term borrowings	$38
Non-current portion of long-term debt and capital lease and other obligations	8,533

Total debt	8,571

Cash and cash equivalents	420
Less: Additional deduction per credit agreement	10
Less: Cash and cash equivalents of unrestricted subsidiaries	7

Cash and cash equivalents excluding cash of unrestricted subsidiaries/deduction	403

Net debt, including Nielsen net debt(6)	8,168
Less: Unsecured debenture loans	(3,391)
Less: Other unsecured net debt	(4)

Secured net debt(7)	$4,773

Net debt, excluding $422 million (at September 30, 2010) of Nielsen net debt(8)	$7,746
Ratio of secured net debt to Covenant EBITDA	3.37
Ratio of net debt (excluding Nielsen net debt) to Covenant EBITDA(9)	5.47
Consolidated interest expense, including Nielsen interest expense(10)	$522
Ratio of Covenant EBITDA to Consolidated Interest Expense, including Nielsen interest expense	2.71

(1)	Consists of non-cash items that are permitted adjustments in calculating covenant compliance under the senior secured credit facility, primarily share-based compensation.

(2)	Unusual or non-recurring items include (amounts in millions):

	Three months ended September 30, 2010	Twelve months ended September 30, 2010
Currency exchange rate differences on financial transactions and other losses, net(a)	$5	$(131)
Loss on derivative instruments	5	23
Duplicative running costs(b)	4	8
U.S. listing costs/consulting fees	—	7
Other (c)	6	13

Total	$20	$(80)

(a)	Represents foreign exchange gains or losses on revaluation of external debt and intercompany loans and other non-operating gains or losses.

(b)	Represents dual running costs for productivity improvement initiatives.

(c)	Includes other unusual or non-recurring items that are required or permitted adjustments in calculating covenant compliance under the senior secured credit facility.

(3)	Restructuring charges and business optimization costs, severance and relocation costs.

(4)	Represents the annual Sponsor monitoring fees.

(5)	These adjustments include the pro forma EBITDA impact of businesses that were acquired or divested during the last twelve months, loss on sale of fixed assets, subsidiaries and affiliates, dividends received from affiliates; equity in net loss of affiliates, and the exclusion of Covenant EBITDA attributable to unrestricted subsidiaries.

(6)	Net debt, including Nielsen net debt, is not a defined term under GAAP. Net debt is calculated as total debt less cash and cash equivalents at September 30, 2010 excluding a contractual $10 million threshold and cash and cash equivalents of unrestricted subsidiaries of $7 million.

(7)	The net secured debt is the consolidated total net debt that is secured by a lien on any assets or property of a loan party or a restricted subsidiary.

(8)	Net debt, as defined, excluding $422 million of Nielsen net debt, is not a defined term under GAAP. Nielsen and our unrestricted subsidiaries are not subject to the restrictive covenants contained in the senior secured credit facility, and Nielsen’s Senior Discount Notes are not considered obligations of any of Nielsen’s subsidiaries. Therefore, these notes will not be taken into account when calculating the ratios under the senior secured credit facility.

(9)	For the reasons discussed in footnote (8) above, the ratio of net debt (excluding Nielsen’s Senior Discount Notes) to Covenant EBITDA presented above does not include $422 million of Nielsen net indebtedness.

(10)	Consolidated interest expense is not a defined term under GAAP. Consolidated interest expense for any period is defined in our senior secured credit facility as the sum of (i) the cash interest expense of Nielsen Holding and Finance B.V. and its subsidiaries with respect to all outstanding indebtedness, including all commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance and net costs under swap contracts, net of cash interest income, and (ii) any cash payments in respect of the accretion or accrual of discounted liabilities during such period related to borrowed money (with a maturity of more than one year) that were amortized or accrued in a previous period, excluding, in each case, however, among other things, the amortization of deferred financing costs and any other amounts of non-cash interest, the accretion or accrual of discounted liabilities during such period, commissions, discounts, yield and other fees and charges incurred in connection with certain permitted receivables financing and all non-recurring cash interest expense consisting of liquidated damages for failure to timely comply with registration rights obligations and financing fees. Consolidated interest expense, including Nielsen interest expense, is calculated as total consolidated interest expense for the four consecutive fiscal quarter periods ended on September 30, 2010, including $5 million of interest expense of Nielsen as follows:

(IN MILLIONS)
Cash Interest Expense	$504
Less: Cash Interest Income	4

Net Cash Interest Expense for the twelve months ended September 30, 2010	500
Pro Forma impact for acquisitions, divestitures and debt issuance and retirement	22

Pro Forma Cash Interest Expense for the twelve months ended September 30, 2010	$522

See “—Liquidity and Capital Resources” for further information on our indebtedness and covenants.

Transactions with Sponsors and Other Related Parties

We recorded $3 million and $9 million in selling, general and administrative expenses related to management fees, travel and consulting attributable to a number of the Sponsors for both the three and nine months ended September 30, 2010 and September 30, 2009, respectively.

On September 30, 2010, we declared and paid a €4 million (approximately $5 million) dividend to the former Valcon Acquisition Holdings, B.V., now Nielsen Holdings B.V. (“Dutch Holdco”), our penultimate parent, in order to fund Dutch Holdco’s redemption of common shares held by certain former employees.

At September 30, 2010, accounts payable and other current liabilities include a $27 million payable to Dutch Holdco, our penultimate parent, associated with certain Dutch Holdco tax liabilities relating to our operations.

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

Summary of Recent Accounting Pronouncements

Consolidation

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updates to its consolidation accounting standards to clarify that the scope of the decrease in ownership provisions applies to: (1) a subsidiary or group of assets that is a business; (2) a subsidiary that is a business that is transferred to an equity method investee or joint venture and (3) an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity (including an equity method investee or joint venture). If a decrease in ownership occurs in a subsidiary that is not a business, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP. This guidance was effective for Nielsen retroactive to January 1, 2009, however, the guidance did not have an impact on previously issued consolidated financial statements and did not have a material impact on our condensed consolidated financial statements as of September 30, 2010 or for the three and nine months then ended.

In September 2009, the FASB issued an update that amends the consolidation guidance applicable to variable interest entities (“VIE”) and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE and will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIE. These updates are effective for fiscal years beginning after November 15, 2009. The adoption of this guidance, effective January 1, 2010, did not have a material impact on our condensed consolidated financial statements as of September 30, 2010 or for the three and nine months then ended.

Fair Value Measurements

In January 2010, the FASB issued updates to its fair value measurement standards that require entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. We do not currently have fair value measurements within the Level 3 category and therefore the adoption did not have a material impact on our condensed consolidated financial statements as of September 30, 2010 or for the three and nine months then ended.

Revenue Recognition

In October 2009, the FASB issued updates to its accounting standards pertaining to multiple-deliverable revenue arrangements requiring entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method and is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010. We are currently evaluating the impact of the revised accounting standards, but do not expect the adoption to have a material impact on our condensed consolidated financial statements.

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

Foreign Currency Exchange Risk

We operate globally and predominantly generate revenue and expenses in local currencies. Approximately 47% of our revenues and 46% of our operating costs were generated in currencies other than the U.S. Dollar for the nine months ended September 30, 2010. Because of fluctuations (including possible devaluations) in currency exchange rates or the imposition of limitations on conversion of foreign currencies into our reporting currency, we are subject to currency translation exposure on the profits of our operations, in addition to transaction exposure.

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

The table below details the percentage of revenues and expenses by currency for the nine months ended September 30, 2010:

	U.S. Dollars	Euro	Other Currencies
Revenues	53%	14%	33%
Operating costs	54%	14%	32%

Based on the twelve months ended December 31, 2009, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $5 million annually, with an immaterial impact on operating income.

Effective July 1, 2010, we designated our Euro denominated variable rate senior secured term loans due 2013 and 2016 as non-derivative hedges of our net investment in a European subsidiary. Beginning on July 1, 2010, gains or losses attributable to fluctuations in the Euro as compared to the U.S. Dollar associated with this debenture were recorded to the cumulative translation adjustment within stockholders’ equity, net of income tax. We recorded losses of $32 million (net of tax of $21 million) to the cumulative translation adjustment for the three months ended September 30, 2010 associated with changes in foreign currency exchange rates attributable to these loans and therefore no gains or losses were recorded within our net income/(loss) for the three months ended September 30, 2010. Our net income/(loss) reflected foreign currency exchange gains of $96 million for the nine months ended September 30, 2010 and losses of $32 million and $38 million for the three and nine months ended September 30, 2009, respectively associated with these loans.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy. In November 2010, $1 billion in notional amount of interest rates swaps will mature and we are currently evaluating appropriate alternatives. At September 30, 2010, we had $4,615 million in carrying value of floating-rate debt under our senior secured credit facilities and our EMTN floating rate notes. A one percentage point increase in these floating rates would increase our annual interest expense by approximately $46 million. In February 2009, we modified the reset interest rate underlying our senior secured term loan in order to achieve additional economic interest benefit and, as a result, all existing floating-to-fixed interest rate swap derivative financial instruments became ineffective. All changes in fair value of the affected interest rate swaps are reflected as a component of derivative gains and losses within our consolidated statement of operations.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Amended and Restated Employment Agreement with Mr. David L. Calhoun

On October 27, 2010, the Company entered into an amended and restated employment agreement (the “Restated Agreement”) with Mr. David L. Calhoun, its Chief Executive Officer, which modifies certain terms of the employment agreement (the “Employment Agreement”) between the Company and Mr. Calhoun, dated August 22, 2006, amended effective as of September 14, 2006 and further amended and restated effective December 15, 2008, The Employment Agreement as it was in effect prior to the Restated Agreement is described in Item 11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Restated Agreement has an employment term which commenced as of October 27, 2010 and, unless earlier terminated, will continue until December 31, 2014. Under the Restated Agreement, Mr. Calhoun is entitled to a base salary of $1,625,000, subject to such increases, if any, as may be determined by the Company’s Compensation Committee. In connection with entering into the Restated Agreement, Mr. Calhoun received an additional signing bonus of $6,000,000, which he must repay in full if Mr. Calhoun’s employment terminates for any reason prior to January 1, 2013. If Mr. Calhoun’s employment terminates for any reason after January 1, 2013 but prior to January 1, 2015, Mr. Calhoun must repay a portion of this signing bonus, pro-rated based on the number of years he has worked following January 1, 2013.

Under the terms of the original Employment Agreement, Mr. Calhoun is entitled to receive a lump sum deferred compensation benefit from us in the amount of $14,500,000 upon the earlier of his termination of employment or January 1, 2012, with interest accrued through such payment date, less any deferred compensation benefits he receives from previous employment. Mr. Calhoun is fully vested in this deferred compensation benefit at all times. Beginning January 1, 2012, the Restated Agreement requires Nielsen to accrue $1,000,000 per year as an additional deferred compensation benefit for Mr. Calhoun. Any amounts so accrued will be payable to him on the earlier of January 1, 2015 or the termination of his employment.

The terms of all options granted to Mr. Calhoun pursuant to the Company’s 2006 Stock and Acquisition Plan were amended by the Restated Agreement to provide that any such vested options will continue to be exercisable until the later of ninety days after the date of any termination of Mr. Calhoun’s employment, or the original expiration date of such options as provided for in the applicable award agreements.

Under the Restated Agreement, Mr. Calhoun is entitled to the following payments and benefits in the event of a termination by reason of his death or “disability”, by us without “cause” or by Mr. Calhoun for “good reason” (as such terms are defined in the Restated Agreement) during the employment term: (1) subject to his compliance with certain restrictive covenants, an amount equal to two times the sum of (A) his annual base salary and (B) the greater of either the annual bonus paid in respect of the fiscal year preceding the fiscal year in which the termination occurs or the annual bonus paid in respect of the 2010 fiscal year, provided that such payment is in lieu of any other benefits to which Mr. Calhoun might otherwise be entitled; (2) a pro-rata annual bonus for the year of termination based on attainment of performance goals; (3) payment of any vested or accrued deferred compensation benefits; (4) a pro-rata payment of the next installment (if any) of his signing bonus under the original Employment Agreement and (5) continued health and welfare benefits for up to two years at our cost.

The Restated Agreement also provides that, in the event of a change in control, any then-unvested time-based stock options will become vested and exercisable in full. Any then-unvested performance-based stock options will become vested and exercisable in full, if as a result of such change in control, the Sponsors realize an aggregate return in excess of a specified multiple of their equity investment in the Company (including all dividends and other payments).

The foregoing description of the Restated Agreement does not purport to be complete and is qualified in its entirety by the terms of the Restated Agreement, a copy of which is filed as Exhibit 10.3 to this Report.

First Amendment to Mr. Calhoun’s Management Stockholder’s Agreement

On October 27, 2010, Dutch Holdco and Mr. Calhoun entered into the First Amendment (the “First Amendment”) to Mr. Calhoun’s Management Stockholder’s Agreement (the “Management Stockholder’s Agreement”), dated October 27, 2010. The First Amendment provides that after an initial public offering but prior to the date when the restrictions on his ability to sell shares of Dutch Holdco that he owns lapse (all as currently state in his Management Stockholder’s Agreement), when and if Mr. Calhoun exercises any of his vested stock options, he will be permitted to sell into the public market, through a broker program that is compliant with the applicable requirements and limitations of the Sarbanes-Oxley Act of 2002, up to the number of shares he acquires upon exercise of such options that are necessary to pay both the exercise price and the minimum amount of withholding taxes, due on the exercise of such vested stock options at that time. However, the First Amendment also provides that the number of shares sold by Mr. Calhoun to cover such exercise prices and withholding taxes will reduce the number of Dutch Holdco shares that, under the Management Stockholder’s Agreement absent this amendment, he would otherwise have the right to sell through any secondary registration that Dutch Holdco’s majority shareholders implement.

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by the terms of the First Amendment, a copy of which is filed as Exhibit 10.2 to this Report.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits

10.1	Amendment No. 1, dated as of August 13, 2010, to the Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, as a U.S. Borrower, TNC (US) Holdings Inc., as a U.S. Borrower, Nielsen Holding and Finance B.V., as Dutch Borrower, the Guarantors party thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of August 16, 2010, incorporated herein by reference.

10.2	Amendment No. 1, dated as of October 27, 2010, to the Management Stockholders’ Agreement by and among Nielsen Holdings B.V. (f/k/a Valcon Acquisition Holding B.V. a private company with limited liability incorporated under the laws of The Netherlands (the “Company”), Valcon Acquisition Holding (Luxembourg) S.à.r.l., a private limited company incorporated under the laws of Luxembourg (“Luxco”) and David L. Calhoun.

10.3	Second Amended and Restated Employment Agreement, dated as of October 27, 2010, by and among David L. Calhoun and Nielsen Holdings, The Nielsen Company B.V., a Netherlands corporation, and TNC (US) Holdings, Inc. (formerly VNU, Inc.), a Delaware corporation.

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V. (Registrant)

Date: October 27, 2010	/s/ Jeffrey R. Charlton
Jeffrey R. Charlton
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer

EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Amendment No. 1, dated as of August 13, 2010, to the Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, as a U.S. Borrower, TNC (US) Holdings Inc., as a U.S. Borrower, Nielsen Holding and Finance B.V., as Dutch Borrower, the Guarantors party thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of August 16, 2010, incorporated herein by reference.

10.2	Amendment No. 1, dated as of October 27, 2010, to the Management Stockholders’ Agreement by and among Nielsen Holdings B.V. (f/k/a Valcon Acquisition Holding B.V. a private company with limited liability incorporated under the laws of The Netherlands (the “Company”), Valcon Acquisition Holding (Luxembourg) S.à.r.l., a private limited company incorporated under the laws of Luxembourg (“Luxco”) and David L. Calhoun.

10.3	Second Amended and Restated Employment Agreement, dated as of October 27, 2010, by and among David L. Calhoun and Nielsen Holdings, The Nielsen Company B.V., a Netherlands corporation, and TNC (US) Holdings, Inc. (formerly VNU, Inc.), a Delaware corporation.

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)