Form 10-Q
period 2011-03-31
Nielsen CO B.V.
filed 2011-04-28
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 258,463,857 shares of the registrant’s Common Stock outstanding as of March 31, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The Nielsen Company B.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS)	2011	2010
Revenues	$1,302	$1,196

Cost of revenues, exclusive of depreciation and amortization shown separately below	549	520
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	543	400
Depreciation and amortization	136	141
Restructuring charges	23	3

Operating income	51	132

Interest income	1	1
Interest expense	(136)	(162)
Loss on derivative instruments	(1)	(10)
Foreign currency exchange transaction gains, net	7	78
Other (expense)/income, net	(230)	9

(Loss)/income from continuing operations before income taxes and equity in net loss of affiliates	(308)	48
Benefit for income taxes	134	1
Equity in net loss of affiliates	(2)	(2)

(Loss)/income from continuing operations	(176)	47
Loss from discontinued operations, net of tax	(1)	(5)

Net (loss)/income	(177)	42
Less: net income attributable to noncontrolling interests	1	1

Net (loss)/income attributable to The Nielsen Company B.V.	$(178)	$41

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	March 31, 2011	December 31, 2010
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$391	$418
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $36 as of March 31, 2011 and $31 as of December 31, 2010	996	1,014
Prepaid expenses and other current assets	250	219

Total current assets	1,637	1,651
Non-current assets
Property, plant and equipment, net	586	599
Goodwill	7,242	7,096
Other intangible assets, net	4,610	4,607
Deferred tax assets	222	61
Other non-current assets	377	411

Total assets	$14,674	$14,425

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$913	$990
Deferred revenues	447	452
Income tax liabilities	78	73
Current portion of long-term debt, capital lease obligations and short-term borrowings	149	94

Total current liabilities	1,587	1,609
Non-current liabilities
Long-term debt and capital lease obligations	6,762	8,464
Deferred tax liabilities	934	942
Other non-current liabilities	550	520

Total liabilities	9,833	11,535

Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at both March 31, 2011 and December 31, 2010	58	58
Additional paid-in capital	6,452	4,373
Accumulated deficit	(1,643)	(1,465)
Accumulated other comprehensive loss, net of income taxes	(38)	(86)

Total Nielsen stockholders’ equity	4,830	2,881
Noncontrolling interests	11	9

Total equity	4,841	2,890

Total liabilities and equity	$14,674	$14,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS)	2011	2010
Operating Activities
Net (loss)/income	$(177)	$42
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Stock-based compensation expense	4	5
Loss on sale of discontinued operations, net of tax	—	3
Currency exchange rate differences on financial transactions and other gains	(8)	(87)
Loss on extinguishment of debt	231	—
Loss on derivative instruments	1	10
Equity in net loss of affiliates, net of dividends received	6	5
Depreciation and amortization	136	141
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	57	25
Prepaid expenses and other current assets	(24)	(11)
Accounts payable and other current liabilities and deferred revenues	(158)	(137)
Other non-current liabilities	2	(8)
Interest payable	43	14
Income taxes	(167)	(30)

Net cash used in operating activities	(54)	(28)

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(60)	(14)
Proceeds from sale of subsidiaries and affiliates, net	—	29
Additions to property, plant and equipment and other assets	(20)	(26)
Additions to intangible assets	(32)	(27)
Other investing activities	(1)	6

Net cash used in investing activities	(113)	(32)

Financing Activities
Contributions from parent	2,076	—
Repayment of debt	(1,751)	(28)
Increase/(decrease) in other short-term borrowings	12	(3)
Other financing activities including debt extinguishment costs	(212)	(1)

Net cash provided by/(used in) financing activities	125	(32)

Effect of exchange-rate changes on cash and cash equivalents	15	(11)

Net decrease in cash and cash equivalents	(27)	(103)
Cash and cash equivalents at beginning of period	418	511

Cash and cash equivalents at end of period	$391	$408

Supplemental Cash Flow Information
Cash paid for income taxes	$(31)	$(27)
Cash paid for interest, net of amounts capitalized	$(93)	$(147)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements (continued)

1. Background and Basis of Presentation

Background

The Nielsen Company B.V. (“Nielsen” or the “Company”), together with its subsidiaries, is a leading global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. Nielsen is aligned into three reporting segments: What Consumers Buy (“Buy”), What Consumers Watch (“Watch”) and Expositions. Nielsen has a presence in approximately 100 countries, with its headquarters located in Diemen, the Netherlands and New York, USA. Nielsen’s parent company, Valcon Acquisition B.V. (“Valcon”), is a wholly-owned subsidiary of Nielsen Holdings N.V. (“Holdings”).

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to March 31, 2011 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

2. Summary of Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 was effective as of January 1, 2011 for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material impact on the Company’s condensed consolidated financial statements as of March 31, 2011 or for the three months then ended.

3. Business Acquisitions

For the three months ended March 31, 2011, Nielsen paid cash consideration of $60 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisition occurred as of January 1, 2011, the impact on Nielsen’s consolidated results of operations would not have been material.

For the three months ended March 31, 2010, Nielsen paid cash consideration of $14 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2010, the impact on Nielsen’s consolidated results of operations would not have been material.

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

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended March 31,
(IN MILLIONS)	2011	2010
Revenues	$—	$7
Operating loss	(2)	(4)
Loss from operations before income taxes	(2)	(4)
Benefit for income taxes	1	2

Loss from operations	(1)	(2)
Loss on sale, net of tax	—	(3)

Loss from discontinued operations	$(1)	$(5)

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2011.

(IN MILLIONS)	Buy	Watch	Expositions	Total
Balance, December 31, 2010	$3,104	$3,432	$560	$7,096
Acquisitions, divestitures and purchase price adjustments	63	—	—	63
Effect of foreign currency translation	75	8	—	83

Balance, March 31, 2011	$3,242	$3,440	$560	$7,242

At March 31, 2011, $187 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—

Amortized intangibles:
Trade names and trademarks	$111	$110	$(31)	$(29)
Customer-related intangibles	2,841	2,789	(656)	(617)
Covenants-not-to-compete	22	22	(20)	(20)
Computer software	988	952	(592)	(551)
Patents and other	64	64	(38)	(34)

Total	$4,026	$3,937	$(1,337)	$(1,251)

The amortization expense for the three months ended March 31, 2011 and 2010 was $79 million and $85 million, respectively.

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

6. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2010	$65
Charges	23
Payments	(19)
Effect of foreign currency translation and reclassification adjustments	2

Balance at March 31, 2011	$71

Nielsen recorded $23 million and $3 million in restructuring charges, primarily relating to severance costs, for the three months ended March 31, 2011 and 2010, respectively.

Of the $71 million in remaining liabilities for restructuring actions, $61 million is expected to be paid within one year and is classified as a current liability within the consolidated financial statements as of March 31, 2011.

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

Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, and long-term debt. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

(IN MILLIONS)	March 31, 2011	Level 1	Level 2	Level 3
Assets:
Investments in mutual funds(1)	$2	$2	$—	$—
Plan assets for deferred compensation(2)	20	20	—	—
Interest rate swap arrangements(3)	19	—	19	—

Total	$41	$22	$19	$—

Liabilities:
Interest rate swap arrangements(3)	$48	$—	$48	$—
Deferred compensation liabilities(4)	20	20	—	—

Total	$68	$20	$48	$—

(IN MILLIONS)	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Investments in mutual funds(1)	$2	$2	$—	$—
Plan assets for deferred compensation(2)	19	19	—	—
Interest rate swap arrangements(3)	16	—	16	—

Total	$37	$21	$16	$—

Liabilities:
Interest rate swap arrangements(3)	$60	$—	$60	$—
Deferred compensation liabilities(4)	19	19	—	—

Total	$79	$19	$60	$—

(1)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.
(2)	Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as trading securities with any gains or losses resulting from changes in fair value recorded in other (expense)/income, net in the consolidated financial statements.
(3)	Derivative financial instruments include interest rate swap arrangements recorded at fair value based on externally-developed valuation models that use readily observable market parameters and the consideration of counterparty risk.
(4)	The Company offers certain employees the opportunity to participate in a deferred compensation plan. A participant’s deferrals are invested in a variety of participant directed stock and bond mutual funds and are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation.

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At March 31, 2011, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

As of March 31, 2011 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Nielsen expects to recognize approximately $31 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011			December 31, 2010
(IN MILLIONS)	Other Non- Current Assets	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Other Non- Current Assets	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$19	$—	$20	$16	$—	$23

Derivatives not designated as hedging instruments
Interest rate swaps	$—	$28	$—	$—	$37	$—

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended March 31, 2011 and 2010 was as follows (amounts in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion) Three Months Ended March 31,		Location of Gain/(Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Three Months Ended March 31,		Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three Months Ended March 31,
	2011	2010		2011	2010	2011	2010
Interest Rate Swaps	$1	$(7)	Interest expense	$(5)	$(3)	$(5)	$(14)

Derivatives Not Designated as Hedging Instruments

The pre-tax effect of derivative instruments not designated as hedges for the three months ended March 31, 2011 and 2010 was as follows (amounts in millions):

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Statement of Operations on Derivatives	Three Months Ended March 31,
		2011	2010
Interest rate swaps	Loss on derivative instruments	$1	$10

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

The Company did not measure any material non-financial assets or liabilities at fair value during the three months ended March 31, 2011.

8. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of March 31, 2011.

(IN MILLIONS)	March 31, 2011			December 31, 2010
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
Senior secured term loan ($1,610 million at March 31, 2011 and December 31, 2010) (LIBOR based variable rate of 2.26%) due 2013		$1,490	$1,480		$1,490	$1,472
Senior secured term loan ($2,386 million at March 31, 2011 and December 31, 2010) (LIBOR based weighted-average variable rate of 3.86%) due 2016		2,356	2,353		2,362	2,348
Senior secured term loan (€227 million at March 31, 2011 and December 31, 2010) (EURIBOR based variable rate of 2.86%) due 2013		289	287		272	267
Senior secured term loan (€273 million at March 31, 2011 and December 31, 2010) (EURIBOR based weighted-average variable rate of 4.52%) due 2016		378	375		357	346
$500 million 8.50% senior secured term loan due 2017		500	500		500	497
$635 million senior secured revolving credit facility (EURIBOR or LIBOR based variable rate) due 2016		—	—		—	—

Total senior secured credit facilities (with weighted-average interest rate)	4.07%	5,013	4,995	4.16%	4,981	4,930
$1,070 million 12.50% senior subordinated discount debenture loan due 2016		—	—		999	1,049
$325 million 11.50% senior debenture loan due 2016 ($500 million at December 31, 2010)		304	358		467	540
$215 million 11.625% senior debenture loan due 2014 ($330 million at December 31, 2010)		201	236		307	355
$1,080 million 7.75% senior debenture loan due 2018		1,084	1,160		1,084	1,122
€343 million 11.125% senior discount debenture loan due 2016		—	—		427	434
€50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 2.43%) due 2012		70	70		66	62
€30 million 6.75% private placement debenture loan (EMTN) due 2012		43	44		40	40
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011		49	49		49	47

Total debenture loans (with weighted-average interest rate)	9.67%	1,751	1,917	11.33%	3,439	3,649
Other loans		4	4		5	5

Total long-term debt	5.52%	6,768	6,916	7.09%	8,425	8,584
Capital lease and other financing obligations		124			125
Bank overdrafts		19			8

Total debt and other financing arrangements		6,911			8,558

Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		149			94

Non-current portion of long-term debt and capital lease and other financing obligations		$6,762			$8,464

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For April 1, 2011 to December 31, 2011	$69
2012	143
2013	1,808
2014	229
2015	28
2016	2,907
Thereafter	1,584

$6,768

Initial public offering and use of proceeds

On January 31, 2011, Holdings completed an initial public offering of 82,142,858 shares of its €0.07 par value common stock at a price of $23.00 per share, generating proceeds of approximately $1,801 million, net of $88 million of underwriter discounts and other issuance costs.

Concurrent with its offering of common stock, Holdings issued $288 million in aggregate principal amount of 6.25% Mandatory Convertible Subordinated Bonds due February 1, 2013, generating proceeds of approximately $277 million, net of $11 million of underwriter discounts and other issuance costs.

Holdings contributed substantially all of the combined net proceeds associated with the aforementioned transactions to the Company, through Valcon, and the Company utilized substantially all of the contributed amount to redeem and retire certain issuances of the Company’s long-term indebtedness as follows:

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

•

On March 2, 2011 the Company paid approximately $244 million to redeem €159 million (€169 million aggregate principal amount) of its 11.125% Senior Discount Debenture Notes due 2016 at a price of 104.87% of the aggregate principal amount.

The Company recorded a total debt extinguishment charge of approximately $145 million (net of tax of $86 million) in its condensed consolidated statement of operations for the three months ended March 31, 2011 associated with these redemptions. The pre-tax amount of this charge was recorded in other (expense)/income, net in the condensed consolidated financial statements.

Amendment to Senior Secured Credit Facility

On March 23, 2011, Nielsen entered into an amendment (the “Amendment Agreement”) to its Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009 (the “Credit Agreement”), among the Company, the other borrowers and guarantors party thereto, the lenders and other parties from time to time party thereto, and Citibank, N.A., as administrative agent. The Amendment Agreement documents the terms of new revolving credit commitments obtained by the

Company in connection with a revolving credit commitment extension offer. In connection with the Amendment Agreement, the Company terminated the existing revolving credit commitments totaling $688 million, which had a final maturity date of August 9, 2012, and replaced them with new revolving credit commitments totaling $635 million with a final maturity date of April 1, 2016.

Revolving loans made pursuant to the new revolving credit commitments may be drawn in U.S. Dollars or Euros (at the election of the borrowers) and bear a tiered floating interest rate of LIBOR plus a margin ranging from 2.25% to 3.50% based on the Total Leverage Ratio (as defined in the Credit Agreement). Margins on base rate loans range from 1.25% to 2.50% also based on the Total Leverage Ratio. A commitment fee is payable on the unused portion of the new revolving credit commitments ranging from 0.375% to 0.75% depending on the Total Leverage Ratio.

9. Comprehensive Income/(Loss)

The following table sets forth the components of comprehensive income/(loss), net of income tax expense:

	Three Months Ended March 31,
(IN MILLIONS)	2011	2010
Net (loss)/income	$(177)	$42
Other comprehensive income/(loss), net of tax
Unrealized gains/(losses) on:
Currency translation adjustments	43	(48)
Changes in the fair value of cash flow hedges	7	6
Pension liability	(1)	—

Total other comprehensive income/(loss)	49	(42)

Total comprehensive loss	(128)	—
Comprehensive income attributable to noncontrolling interests	2	—

Total other comprehensive loss attributable to The Nielsen Company B.V.	$(130)	$—

10. Income Taxes

Nielsen has a presence in approximately 100 countries around the world and its earnings are taxed at the applicable local country income tax rate in effect.

The effective tax benefit rates for the three months ended March 31, 2011 and 2010 were 44% and 2%, respectively. The tax benefit for the three months ended March 31, 2011 was higher than the statutory expense rate primarily due to the favorable impact of certain financing activities and the tax rate differences in other jurisdictions where the Company files tax returns. The tax benefit for the three months ended March 31, 2010 was significantly different from the statutory expense rate primarily due to the favorable effect of certain foreign exchange gains and financing activities.

Liabilities for unrecognized income tax benefits totaled $114 million as of March 31, 2011 and December 31, 2010. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

In 2010, the IRS concluded its audit of the 2006 and 2007 tax years. The Company is under Canadian audit for the years 2006, 2007 and 2008. It is anticipated that these examinations will be completed within the next twelve months. To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination

11. Related Party Transactions

On January 31, 2011, each of Nielsen’s subsidiaries party to the Advisory Agreements agreed, along with the Sponsors, to terminate all such agreements in exchange for a settlement of $102 million and the Company recorded a charge of $61 million (net of tax of $41 million). The pre-tax amount of this charge was recorded as a component of selling, general and administrative expenses in our condensed consolidated statement of operations. The Company recorded $3 million in selling, general and administrative expenses related to management fees, travel and consulting attributable to a number of the Sponsors for the three months ended March 31, 2010.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended March 31, 2011
Revenues	$815	$431	$56	$—	$1,302
Depreciation and amortization	$51	$76	$7	$2	$136
Restructuring costs	$17	$4	$—	$2	$23
Stock-based compensation	$2	$1	$—	$1	$4
Operating income/(loss)	$64	$82	$26	$(121)	$51
Total assets as of March 31, 2011	$6,943	$6,463	$827	$441	$14,674

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended March 31, 2010
Revenues	$742	$405	$49	$—	$1,196
Depreciation and amortization	$57	$72	$8	$4	$141
Restructuring costs	$2	$(1)	$1	$1	$3
Stock-based compensation	$2	$1	$—	$2	$5
Operating income/(loss)	$62	$71	$18	$(19)	$132
Total assets as of December 31, 2010	$6,759	$6,504	$825	$337	$14,425

14. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the condensed consolidating balance sheet as of March 31, 2011 and December 31, 2010 and condensed consolidating statements of operations and cash flows for three months ended March 31, 2011 and 2010. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., Nielsen Business Media Holding Company, TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly-owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen Business Media Holding Company, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are the Company and the subsidiary issuers (Nielsen Finance LLC and Nielsen Finance Co.), both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors of the debt issued by Nielsen.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Condensed Consolidating Statement of Operations (Unaudited)

For the three months ended March 31, 2011

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$657	$645	$—	$1,302
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	247	302	—	549
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	319	224	—	543
Depreciation and amortization	—	—	105	31	—	136
Impairment of goodwill and intangible assets	—	—	—	—	—	—
Restructuring charges	—	—	9	14	—	23

Operating (loss)/income	—	—	(23)	74	—	51

Interest income	2	135	7	6	(149)	1
Interest expense	(9)	(124)	(145)	(7)	149	(136)
Loss on derivative instruments	—	(1)	—	—	—	(1)
Foreign currency exchange transaction gains/(losses), net	—	—	9	(2)	—	7
Other (expense)/income, net	(52)	(181)	(5)	8	—	(230)

(Loss)/income from continuing operatings before income taxes and equity in net income of affiliates	(59)	(171)	(157)	79	—	(308)
Benefit/(Provision) for income taxes	15	69	71	(21)	—	134
Equity in net (loss)/income of subsidiaries	(134)	—	(45)	—	179	—
Equity in net (loss)/income of affiliates	—	—	(2)	—	—	(2)

(Loss)/income from continuing operations	(178)	(102)	(133)	58	179	(176)
Discontinued operations, net of tax	—	—	(1)	—	—	(1)

Net (loss)/income	(178)	(102)	(134)	58	179	(177)
Less: Net income attributable to non-controlling interests	—	—	—	1	—	1

Net (Loss)/income attributable to controlling interests	$(178)	$(102)	$(134)	$57	$179	$(178)

The Nielsen Company B.V.

Condensed Consolidating Statement of Operations (Unaudited)

For the three months ended March 31, 2010

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$610	$586	$—	$1,196

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	248	272	—	520
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	202	198	—	400
Depreciation and amortization	—	—	109	32	—	141
Restructuring charges	—	—	2	1	—	3

Operating income	—	—	49	83	—	132

Interest income	2	120	10	5	(136)	1
Interest expense	(13)	(146)	(129)	(10)	136	(162)
Loss on derivative instruments	—	(10)	—	—	—	(10)
Foreign currency exchange transaction gains, net	—	60	(16)	34	—	78
Other (expense)/income, net	—	—	(5)	14	—	9

(Loss)/income from continuing operations before income taxes and equity in net loss of affiliates	(11)	24	(91)	126	—	48
Benefit/(provision) for income taxes	3	(10)	(3)	11	—	1
Equity in net income/(loss) of subsidiaries	49	—	150	—	(199)	—
Equity in net loss of affiliates	—	—	(2)	—	—	(2)

Income/(loss) from continuing operations	41	14	54	137	(199)	47
Discontinued operations, net of tax	—	—	(5)	—	—	(5)

Net income/(loss)	41	14	49	137	(199)	42
Less: net income attributable to noncontrolling interests	—	—	—	1	—	1

Net income/(loss) attributable to controlling interests	$41	$14	$49	$136	$(199)	$41

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet (Unaudited)

March 31, 2011

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$47	$343	$—	$391
Trade and other receivables, net	—	—	338	658	—	996
Prepaid expenses and other current assets	—	16	102	132	—	250
Intercompany receivables	323	94	690	361	(1,468)	—

Total current assets	324	110	1,177	1,494	(1,468)	1,637
Non-current assets
Property, plant and equipment, net	—	—	345	241	—	586
Goodwill	—	—	4,933	2,309	—	7,242
Other intangible assets, net	—	—	4,113	497		4,610
Deferred tax assets	—	185	146	65	(174)	222
Other non-current assets	—	83	169	125	—	377
Equity investment in subsidiaries	4,488	—	5,365	—	(9,854)	—
Intercompany loans	210	7,678	623	1,557	(10,068)	—

Total assets	$5,022	$8,056	$16,871	$6,288	$(21,563)	$14,674

Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	30	100	237	546	—	913
Deferred revenues	—	—	274	173	—	447
Income tax liabilities	—	—	27	51	—	78
Current portion of long-term debt and capital lease obligations and other short-term borrowings	92	27	10	20	—	149
Intercompany payables	—	152	1,105	211	(1,468)	—

Total current liabilities	122	279	1,653	1,001	(1,468)	1,587
Non-current liabilities
Long-term debt and capital lease obligations	70	6,575	100	17	—	6,762
Deferred tax liabilities	—	—	950	158	(174)	934
Intercompany loans	—	—	9,447	621	(10,068)	—
Other non-current liabilities	—	19	233	298	—	550

Total liabilities	192	6,873	12,383	2,095	(11,710)	9,833

Total stockholders’ equity	4,830	1,183	4,488	4,182	(9,853)	4,830
Noncontrolling interests	—	—	—	11	—	11
Total equity	4,830	1,183	4,488	4,193	(9,853)	4,841

Total liabilities and equity	$5,022	$8,056	$16,871	$6,288	$(21,563)	$14,674

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet

December 31, 2010

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$65	$352	$—	$418
Trade and other receivables, net	—	—	391	623	—	1,014
Prepaid expenses and other current assets	1	18	87	113	—	219
Intercompany receivables	306	115	749	346	(1,516)	—

Total current assets	308	133	1,292	1,434	(1,516)	1,651
Non-current assets
Property, plant and equipment, net	—	—	356	243	—	599
Goodwill	—	—	4,935	2,161	—	7,096
Other intangible assets, net	—	—	4,149	458	—	4,607
Deferred tax assets	—	174	1	60	(174)	61
Other non-current assets	7	94	184	126	—	411
Equity investment in subsidiaries	2,980	—	3,750	—	(6,730)	—
Intercompany loans	198	7,634	617	1,469	(9,918)	—

Total assets	$3,493	$8,035	$15,284	$5,951	$(18,338)	$14,425

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$30	$94	$327	$539	$—	$990
Deferred revenues	—	—	265	187	—	452
Income tax liabilities	—	—	27	46	—	73
Current portion of long-term debt, capital lease obligations and short-term borrowings	49	27	10	8	—	94
Intercompany payables	—	192	1,093	231	(1,516)	—

Total current liabilities	79	313	1,722	1,011	(1,516)	1,609
Non-current liabilities
Long-term debt and capital lease obligations	533	7,812	102	17	—	8,464
Deferred tax liabilities	—	—	968	148	(174)	942
Intercompany loans	—	—	9,302	616	(9,918)	—
Other non-current liabilities	—	22	210	288	—	520

Total liabilities	612	8,147	12,304	2,080	(11,608)	11,535

Total shareholders’ equity	2,881	(112)	2,980	3,862	(6,730)	2,881
Noncontrolling interests	—	—	—	9	—	9

Total equity	2,881	(112)	2,980	3,871	(6,730)	2,890

Total liabilities and equity	$3,493	$8,035	$15,284	$5,951	$(18,338)	$14,425

The Nielsen Company B.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2011

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$—	$67	$(147)	$26	$(54)

Investing activities:
Acquisitions of subsidiaries and affiliates, net of cash acquired	—	—	(62)	2	(60)
Additions to property, plant and equipment and other assets	—	—	(13)	(7)	(20)
Additions to intangible assets	—	—	(29)	(3)	(32)
Other investing activities	—	—	(2)	1	(1)

Net cash used in investing activities	—	—	(106)	(7)	(113)

Financing activities:
Contribution from Valcon	2,076	—	—	—	2,076
Repayments of other debt	(453)	(1,295)	(3)	—	(1,751)
Decrease in other short-term borrowings	—	—	(2)	14	12
Settlement of derivatives and other financing activities	(1,628)	1,228	239	(51)	(212)

Net cash (used in)/provided by financing activities	(5)	(67)	234	(37)	125

Effect of exchange rate changes on cash and cash equivalents	5	—	1	9	15

Net decrease in cash and cash equivalents	—	—	(18)	(9)	(27)

Cash and cash equivalents, beginning of period	1	—	65	352	418

Cash and cash equivalents, end of period	$1	$—	$47	$343	$391

The Nielsen Company B.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2010

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$—	$5	$(68)	$35	$(28)

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(10)	(4)	(14)
Proceeds from sale of subsidiaries and affiliates, net			29	—	29
Additions to property, plant and equipment and other assets	—	—	(18)	(8)	(26)
Additions to intangible assets	—	—	(25)	(2)	(27)
Other investing activities	—	—	—	6	6

Net cash provided by/(used in) investing activities	—	—	(24)	(8)	(32)

Financing activities:
Repayments of debt	—	(28)	—	—	(28)
Increase/(decrease) in other short-term borrowings	—	—	2	(5)	(3)
Stock activity of subsidiaries, settlement of derivatives and other financing activities	—	21	10	(32)	(1)

Net cash (used in)/provided by financing activities	—	(7)	12	(37)	(32)

Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(11)	(11)

Net decrease in cash and cash equivalents	—	(2)	(80)	(21)	(103)
Cash and cash equivalents at beginning of period	2	2	160	347	511

Cash and cash equivalents at end of period	$2	$—	$80	$326	$408

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of The Nielsen Company B.V. (“the Company” or “Nielsen”) for the year ended December 31, 2010 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 1, 2011, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements, including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2010 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report. Unless required by context, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries.

Background and Executive Summary

We are a global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. We deliver critical media and marketing information, analytics and industry expertise about what consumers buy and what consumers watch on a global and local basis (consumer interaction with television, online and mobile). Our information, insights and solutions help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in approximately 100 countries, including many developing and emerging markets, and hold leading market positions in many of our services and geographies. Our parent company, Valcon Acquisition B.V. (“Valcon”), is a wholly-owned subsidiary of Nielsen Holdings N.V. (“Holdings”).

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

We are focused on a combination of improving operating leverage through targeted cost-reduction programs, business process improvements and portfolio restructuring actions while at the same time investing in key programs to enhance future growth opportunities.

Achieving our business objectives requires us to manage a number of key risk areas. Our growth objective of geographic market and service expansion requires us to maintain the consistency and integrity of our information and underlying processes on a global scale, and to invest effectively our capital in technology and infrastructure to keep pace with our clients’ demands and our competitors. Our geographic operating footprint requires disciplined global and local resource management of internal and third party providers to ensure success. In addition, our financial position leverage requires active management of our debt profile, with a focus on underlying maturities, interest rate risk, liquidity and operating cash flows.

Business Segment Overview

We align our business into three reporting segments: What Consumers Buy (consumer purchasing measurement and analytics), What Consumers Watch (media audience measurement and analytics) and Expositions. Our Buy and Watch segments, which together generate substantially all of our revenues, are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses.

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

Certain corporate costs, including those related to selling, finance, legal, human resources, and information technology systems, are considered operating costs and are allocated to our segments based on either the actual amount of costs incurred or on a basis consistent with the operations of the underlying segment.

Factors Affecting Nielsen’s Financial Results

Acquisitions and Investments in Affiliates

For the three months ended March 31, 2011, we paid cash consideration of $60 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisition occurred as of January 1, 2011, the impact on our consolidated results of operations would not have been material.

For the three months ended March 31, 2010, we paid cash consideration of $14 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2010, the impact on our consolidated results of operations would not have been material.

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

	Three Months Ended March 31,
	2011	2010
U.S. Dollar	52%	53%
Euro	13%	14%
Other Currencies	35%	33%

Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.37 to €1.00 and $1.39 to €1.00 for the three months ended March 31, 2011 and 2010, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Results of Operations—Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth, for the periods indicated, the amounts included in our Consolidated Statements of Operations:

	Three Months Ended March 31,
(IN MILLIONS)	2011	2010
Revenues	$1,302	$1,196

Cost of revenues, exclusive of depreciation and amortization shown separately below	549	520
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	543	400
Depreciation and amortization	136	141
Restructuring charges	23	3

	Three Months Ended March 31,
(IN MILLIONS)	2011	2010
Operating income	51	132

Interest income	1	1
Interest expense	(136)	(162)
Loss on derivative instruments	(1)	(10)
Foreign currency exchange transaction gains, net	7	78
Other (expense)/ income, net	(230)	9

(Loss)/income from continuing operations before income taxes and equity in net loss of affiliates	(308)	48
Benefit for income taxes	134	1
Equity in net loss of affiliates	(2)	(2)

(Loss)/income from continuing operations	(176)	47
Loss from discontinued operations, net of tax	(1)	(5)

Net (loss)/ income	(177)	42
Less: net income attributable to noncontrolling interests	1	1

Net (loss)/income attributable to The Nielsen Company B.V.	$(178)	$41

Consolidated Results for the Three Months Ended March 31, 2011 Versus the Three Months Ended March 31, 2010

Revenues

Our revenues increased 8.9% to $1,302 million for the three months ended March 31, 2011 from $1,196 million for the three months ended March 31, 2010, or 7.3% on a constant currency basis, which excludes a 1.6% favorable impact of changes in foreign currency exchange rates. These increases were driven by a 9.8% increase within our Buy segment (7.9% on a constant currency basis), a 6.4% increase within our Watch segment (5.4% on a constant currency basis), and a 14.3% increase in our Expositions segment.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 5.6% to $549 million for the three months ended March 31, 2011 from $520 million for the three months ended March 31, 2010, or 4.2% on a constant currency basis, excluding a 1.4% unfavorable impact of changes in foreign currency exchange rates. These increases resulted from a 10.1% increase within our Buy segment (8.1% on a constant currency basis) due primarily to investments in the continued global expansion of our services. Costs within our Watch segment decreased 2.2% (3.3% on a constant currency basis) due primarily to productivity savings and product portfolio management initiatives in North America Television.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 35.8% to $543 million for the three months ended March 31, 2011 from $400 million for the three months ended March 31, 2010, or 34.1% on a constant currency basis, excluding a 1.7% unfavorable impact of changes in foreign currency exchange rates. These increases were driven by an 10.2% increase within our Buy segment (8.7% on a constant currency basis) due to increases in client service costs and other investments associated with the global expansion of our services as well as a 13.1% increase within our Watch segment (11.8% on a constant currency basis) due primarily to increased investment in three-screen measurement initiatives. Corporate costs increased by approximately $102 million as a result of a $102 million charge for the termination and settlement of the Sponsor Advisory Agreements.

Depreciation and Amortization

Depreciation and amortization expense was $136 million for the three months ended March 31, 2011 as compared to $141 million for the three months ended March 31, 2010. Depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations decreased to $50 million for the three months ended March 31, 2011 from $60 million for the three months ended March 31, 2010 resulting from lower amortization on purchase price adjustments for certain software assets that became fully amortized. This decline was offset by increases in depreciation and amortization expense associated with higher capital expenditures.

Restructuring Charges

We recorded $23 million and $3 million in restructuring charges relating to employee severance associated with productivity initiatives during the three months ended March 31, 2011 and 2010, respectively.

Operating Income

Operating income for the three months ended March 31, 2011 was $51 million compared to operating income of $132 million for the three months ended March 31, 2010. Operating income of $64 million for the three months ended March 31, 2011 within our Buy segment increased from $62 million for the three months ended March 31, 2010. Operating income within our Watch segment was $82 million for the three months ended March 31, 2011 compared to $71 million for the three months ended March 31, 2010. Operating income within our Expositions segment was $26 million for the three months ended March 31, 2011 as compared to $18 million for the three months ended March 31, 2010. Corporate operating expenses increased to $121 million for the three months ended March 31, 2011 from $19 million for the three months ended March 31, 2010.

Interest Expense

Interest expense was $136 million for the three months ended March 31, 2011 compared to $162 million for the three months ended March 31, 2010, as decreases in interest costs associated with the impact of debt retirements during the quarter and lower interest costs on derivative instruments were only partially offset by increases in interest costs on our senior secured term.

Loss on Derivative Instruments

Loss on derivative instruments was $1 million for the three months ended March 31, 2011 compared to a loss of $10 million for the three months ended March 31, 2010. The reduction in losses resulted from the maturity of $1.5 billion in notional amount of interest rate swaps between February 2010 and November 2010 for which hedge accounting was discontinued in February 2009.

Foreign Currency Exchange Transaction Gains, Net

Foreign currency exchange transaction gains, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.37 to €1.00 for the three months ended March 31, 2011 as compared to $1.39 to €1.00 for the three months ended March 31, 2010.

Foreign currency exchange resulted in a $7 million gain for the three months ended March 31, 2011 compared to $78 million for the three months ended March 31, 2010. The gains in 2011 resulted primarily from the fluctuation in Japanese Yen as compared to the Euro applied to a debenture loan as well as fluctuations in certain currencies associated with a portion of our intercompany loan portfolio. The gains in 2010 resulted primarily from the fluctuation in the value of the U.S. Dollar against the Euro applied to certain of our Euro denominated senior secured term loans and debenture loans as well as fluctuations in certain currencies including the Euro and Canadian dollar associated with a portion of our intercompany loan portfolio.

Other (Expense)/Income, Net

The $230 million other expense amount for the three months ended March 31, 2011 includes charges of approximately $231 million associated with the redemption and subsequent retirement of certain indebtedness through contributions from Valcon. The charges related to the associated redemption premiums and recognition of previously deferred financing costs. These charges were partially offset by $1 million of other gains.

The $9 million other income amount for the three months ended March 31, 2010 was comprised of gains attributable to certain business divestitures.

Income Taxes

The effective tax benefit rates for the three months ended March 31, 2011 and 2010 were 44% and 2%, respectively. The tax benefit for the three months ended March 31, 2011 was higher than the statutory expense rate primarily due to the favorable impact of certain financing activities and the tax rate differences in other jurisdictions where we file tax returns. The tax benefit for the three months ended March 31, 2010 was significantly different from the statutory expense rate primarily due to the favorable effect of certain foreign exchange gains and financing activities.

Liabilities for unrecognized income tax benefits totaled $114 million as of March 31, 2011 and December 31, 2010. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

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

In 2010, the IRS concluded its audit of the 2006 and 2007 tax years. We are under Canadian audit for the years 2006, 2007 and 2008. It is anticipated that these examinations will be completed within the next twelve months. To date, we are not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

Business Segment Results three months ended March 31, 2011 Compared to the three months ended March 31, 2010

Revenues

The table below sets forth our segment revenue performance data three months ended March 31, 2011 compared to the three months ended March 31, 2010, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three months ended March 31, 2011 Reported	Three months ended March 31, 2010 Reported	% Variance 2011 vs. 2010 Reported	Three months ended March 31, 2011 Constant Currency	% Variance 2011 vs. 2010 Constant Currency
Revenues by segment
Buy	$815	$742	9.8%	$755	7.9%
Watch	431	405	6.4%	409	5.4%
Expositions	56	49	14.3%	49	14.3%

Total	$1,302	$1,196	8.9%	$1,213	7.3%

Buy Segment Revenues

Revenues increased 9.8% to $815 million for the three months ended March 31, 2011 from $742 million for the three months ended March 31, 2010, or 7.9% on a constant currency basis driven by a 22.7% increase in Developing markets (18.8% on a constant currency basis) and a 4.7% increase in Developed markets (3.7% on a constant currency basis), as our customers continue to expand geographically and increase their spending on analytical services.

Revenues from Information services increased 11.9% to $603 million for the three months ended March 31, 2011 from $539 million for the three months ended March 31, 2010, or 9.8% on a constant currency basis. These increases were driven by 25.0% growth in Developing Markets (20.3% on a constant currency basis) as a result of continued expansion of both our retail measurement and consumer panel services to both new and existing customers and new markets. Revenue from Developed markets increased 6.7% (5.6% on a constant currency basis) due to growth in retail measurement services in Western Europe and North America from new and existing customers.

Revenues from Insights services increased 4.4% to $212 million for the three months ended March 31, 2011 from $203 million for the three months ended March 31, 2010, or 2.9% on a constant currency basis. These increases were primarily driven by growth in Developing markets.

Watch Segment Revenues

Revenues increased 6.4% to $431 million for the three months ended March 31, 2011 from $405 million for the three months ended March 31, 2010, or 5.4% on a constant currency basis. Television measurement grew 6.5% driven by increases in spending from existing customers globally and the timing of certain product deliverables.

Expositions Segment Revenues

Revenues increased 14.3% to $56 million for the three months ended March 31, 2011 from $49 million for the three months ended March 31, 2010. More than half of this growth was driven by the impact of acquisitions, net of certain show closures with the remaining growth driven by certain sectors of existing shows.

Business Segment Operating Income/(Loss)

We do not allocate items below operating income/(loss) to our business segments and therefore the table below sets forth a summary of operating income/(loss) at the business segment level for the three months ended March 31, 2011 and 2010.

(IN MILLIONS)	Three months ended March 31, 2011 Reported	Three months ended March 31, 2010 Reported	Variance 2011 vs. 2010 Reported
Operating income/(loss) by segment
Buy	$64	$62	$2
Watch	82	71	11
Expositions	26	18	8
Corporate	(121)	(19)	(102)

Total	$51	$132	$(81)

Buy

Operating income increased to $64 million for the three months ended March 31, 2011 from $62 million for the three months ended March 31, 2010 due to the revenue performance mentioned above, lower depreciation and amortization as well as the impact of changes in foreign currency exchange rates, offset in part by investments in Developing markets expansion and increases in data acquisition costs.

Watch

Operating income was $82 million for the three months ended March 31, 2011 as compared to $71 million for the three months ended March 31, 2010. The increase was driven by the revenue performance discussed above and the impact of changes in foreign currency exchange rates, which was offset by increased depreciation and amortization expense associated with technology infrastructure initiatives and increased investment in three-screen measurement initiatives.

Expositions

Operating income was $26 million for the three months ended March 31, 2011 as compared to $18 million for the three months ended March 31, 2010 driven primarily by the revenue performance discussed above.

Corporate and Eliminations

Operating expenses were $121 million for the three months ended March 31, 2011 as compared to $19 million for the three months ended March 31, 2010 due primarily to the $102 million charge for the termination and settlement of the Sponsor Advisory Agreements.

Liquidity and Capital Resources

Overview

Our contractual obligations, commitments and debt service requirements over the next several years are significant. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash. At March 31, 2011, cash and cash equivalents were $391 million and our total indebtedness was $6,911 million. In addition, we also had $611 million available for borrowing under our senior secured revolving credit facility at March 31, 2011.

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

Financing Transactions

Initial Public Offering and Use of Proceeds

On January 31, 2011, Holdings completed an initial public offering of 82,142,858 shares of its €0.07 par value common stock at a price of $23.00 per share, generating proceeds of approximately $1,801 million, net of $88 million of underwriter discounts and other issuance costs.

Concurrent with its offering of common stock, Holdings issued $288 million in aggregate principal amount of 6.25% Mandatory Convertible Subordinated Bonds due February 1, 2013, generating proceeds of approximately $277 million, net of $11 million of underwriter discounts.

Holdings contributed substantially all of the combined net proceeds associated with the aforementioned transactions to us, through Valcon, and we utilized substantially all of the contributed amount to redeem and retire certain issuances of our long-term indebtedness as follows:

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

•

On March 2, 2011, we paid approximately $244 million to redeem the remaining €159 million (€169 million aggregate principal amount) of our 11.125% Senior Discount Debenture Notes due 2016 at a price of 104.87% of the aggregate principal amount.

We recorded a total debt extinguishment charge of approximately $145 million (net of tax of $86 million) in our condensed consolidated statement of operations for the three months ended March 31, 2011 associated with these redemptions. The pre-tax amount of this charge was recorded in other (expense)/income, net in the condensed consolidated financial statements.

Amendment to Senior Secured Credit Facility

On March 23, 2011, we entered into an amendment (the “Amendment Agreement”) to our Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009 (the “Credit Agreement”), among us, the other borrowers and guarantors party thereto, the lenders and other parties from time to time party thereto, and Citibank, N.A., as administrative agent. The Amendment Agreement documents the terms of new revolving credit commitments obtained by us in connection with a revolving credit commitment extension offer. In connection with the Amendment Agreement, we terminated the existing revolving credit commitments totaling $688 million, which had a final maturity date of August 9, 2012, and replaced them with new revolving credit commitments totaling $635 million with a final maturity date of April 1, 2016.

Revolving loans made pursuant to the new revolving credit commitments may be drawn in U.S. Dollars or Euros (at the election of the borrowers) and bear a tiered floating interest rate of LIBOR plus a margin ranging from 2.25% to 3.50% based on the Total Leverage Ratio (as defined in the Credit Agreement). Margins on base rate loans range from 1.25% to 2.50% also based on the Total Leverage Ratio. A commitment fee is payable on the unused portion of the new revolving credit commitments ranging from 0.375% to 0.75% depending on the Total Leverage Ratio.

Cash Flows

Operating activities. Net cash used in operating activities was $54 million for the three months ended March 31, 2011, compared to $28 million for the three months ended March 31, 2010. The primary driver for the increase in cash used in operating activities was the $102 million payment for the termination and settlement of the Sponsor Advisory Agreements. The impact of the termination payment was partially offset by business growth and lower interest payments. Our key collections performance measure, days billing outstanding (DBO), was 52 days for the three months ended March 31, 2011 compared to 53 days for the three months ended March 31, 2010.

Investing activities. Net cash used in investing activities was $113 million for the three months ended March 31, 2011, compared to $32 million for the three months ended March 31, 2010. The primary driver for the increased usage of cash from investing activities was the increase in acquisition payments combined with lower proceeds from business divestitures.

Capital expenditures for property, plant, equipment, software and other assets totaled $52 million for the three months ended March 31, 2011 versus $53 million for the three months ended March 31, 2010.

Financing activities. Net cash provided by financing activities was $125 million for the three months ended March 31, 2011 as compared to net cash used in financing activities of $32 million for the three months ended March 31, 2010. The higher source of cash was driven by the results of the 2011 transactions described under the “Financing Transactions” section above.

Covenant Compliance

Financial covenants contained in our 2006 Senior Secured credit facility consist of a maximum leverage ratio and a minimum interest coverage ratio as related to our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the facility) at the end of any calendar quarter to Covenant EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified threshold. Currently, the maximum permitted ratio is 7.5 to 1.0, with such maximum ratio declining over time to 6.25 to 1.0 for periods after October 1, 2012.

The interest coverage ratio requires that we not permit the ratio of Covenant EBITDA at the end of any calendar quarter to Consolidated Interest Expense (as defined in the facility) for the four quarters then ended to be less than a specified threshold. Currently, the minimum permitted ratio is 1.75 to 1.0, with such minimum ratio varying between 1.75 and 1.0 to 1.50 to 1.0 for subsequent periods.

Failure to comply with either of these covenants would result in an event of default under our 2006 Senior Secured Credit Facilities unless waived by our senior credit lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our 2006 Senior Secured Credit Facilities and these covenants are material to us. As of March 31, 2011, we were in full compliance with the covenants described above.

Pursuant to our senior secured credit facilities, commencing in 2008, we are subject to making mandatory prepayments on the term loans within our senior secured credit facilities to the extent in any full calendar year we generate Excess Cash Flow (“ECF”), as defined in the credit agreement. The percentage of ECF that must be applied as a repayment is a function of several factors, including our ratio of total net debt to Covenant EBITDA (as defined below), as well other adjustments, including any voluntary term loan repayments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause, such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the lenders. In 2010 our operations realized ECF, but no mandatory repayment was required due to our making voluntary repayments in the course of the year and our year-end total net debt to Covenant EBITDA ratio. Our next ECF measurement date will occur upon completion of the 2011 results, and therefore it is uncertain at this time if we will be required to make any corresponding mandatory prepayments in early 2012.

Transactions with Sponsors and Other Related Parties

On January 31, 2011, each of our subsidiaries party to the Advisory Agreements agreed, along with the Sponsors, to terminate all such agreements in exchange for a settlement of $102 million and we recorded a charge of $61 million (net of tax of $41 million). The pre-tax amount of this charge was recorded as a component of selling, general and administrative expenses in our condensed consolidated statement of operations. We recorded $3 million in selling, general and administrative expenses related to management fees, travel and consulting attributable to a number of the Sponsors for the three months ended March 31, 2010.

Commitments and Contingencies

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida on April 30, 2009. The lawsuit alleged that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. On January 13, 2011 the U.S. District Court in the Southern District of Florida dismissed all federal and state antitrust claims brought against us by Sunbeam stating that Sunbeam failed to show that any competitor was “willing and able” to enter the local television ratings market in Miami and was excluded from that market by us. The Court also determined that Sunbeam could not prove that the current ratings for Sunbeam’s local station WSVN are less accurate than they would be under a prospective competitor’s methodology. The Court deferred ruling on the remaining ancillary claims, including breach of contract and violation of Florida’s Deceptive and Unfair Trade Practices Act. Subsequent to the court’s decision, Sunbeam voluntarily dismissed with prejudice the remaining claims in the case so that all claims have been dismissed. Sunbeam has appealed the court’s dismissal of the antitrust claims.

Other Legal Proceedings and Contingencies

We are subject to litigation and other claims in the ordinary course of business, some of which include claims for substantial sums. Accruals have been recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be determined, we expect that the ultimate disposition of these matters will not have a material adverse effect on our operations or financial condition. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

Off-Balance Sheet Arrangements

Except as otherwise disclosed, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditure or capital resources.

Summary of Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 was effective as of January 1, 2011 for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13, did not have a material impact on our condensed consolidated financial statements as of March 31, 2011 or for the three months then ended.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Omitted under the reduced disclosure format permitted by General Instruction H of Form 10-Q.

Item 4.	Controls and Procedures

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V. (Registrant)

Date: April 28, 2011	/s/ Jeffrey R. Charlton
Jeffrey R. Charlton
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer

EXHIBIT INDEX

The agreements and other documents filed as exhibits to this quarterly report on Form 10-Q are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the registrant in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description of Exhibits

10.1	Amendment No. 2, dated as of March 23, 2011, to the Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, the other borrowers and guarantors party thereto, the lenders and other parties from time to time party thereto, and Citibank, N.A., as administrative agent (incorporated by reference herein from the Form 10-Q of Nielsen Holdings N.V. filed on the date hereof).

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)