Form 10-K
period 2011-12-31
Nielsen CO B.V.
filed 2012-02-22
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

There were 258,463,857 shares of the registrant’s Common Stock outstanding as of January 31, 2012.

The registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

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

Except where otherwise expressly stated or the context suggests otherwise, the terms “Nielsen,” “Company,” “we,” “us” and “our” refer to The Nielsen Company B.V. and our consolidated subsidiaries. The term “Holdings”, as used herein, refers to Nielsen Holdings N.V., our indirect parent company.

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

•	our substantial indebtedness;

•	certain covenants in our debt documents and our ability to comply with such covenants;

•	regulatory review by governmental agencies that oversee information gathering and changes in data protection laws;

•	the ability to maintain the confidentiality of our proprietary information gathering processes and intellectual property;

•	intellectual property infringement claims by third parties;

•	risks to which our international operations are exposed, including local political and economic conditions, the effects of foreign currency fluctuations and the ability to comply with local laws;

•	criticism of our audience measurement services;

•	the ability to attract and retain customers and key personnel;

•	the effect of disruptions to our information processing systems;

•	the effect of disruptions in the mail, telecommunication infrastructure and/or air services;

•	the impact of tax planning initiatives and resolution of audits of prior tax years;

•	future litigation or government investigations;

•	the possibility that the Sponsors’ (defined herein) interests will conflict with ours or yours;

•	the impact of competitive products;

•	the financial statement impact of changes in generally accepted accounting principles; and

•	the ability to successfully integrate our Company in accordance with our strategy and success of our joint ventures.

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

We align our business into three reporting segments, the principal two of which are what consumers buy (consumer purchasing measurement and analytics herein referred to as “Buy”) and what consumers watch (media audience measurement and analytics herein referred to as “Watch”). Our Buy and Watch segments, which together generated approximately 97% of our revenues in 2011, are built on an extensive foundation of proprietary data assets designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses. The information from our Buy and Watch segments, when brought together, can deliver powerful insights into the effectiveness of advertising by linking media consumption trends with consumer purchasing data to better understand how media exposure drives purchase behavior. We believe these integrated insights will better enable our clients to enhance the return on investment of their advertising and marketing spending.

Our Buy segment provides retail transactional measurement data, consumer behavior information and analytics primarily to businesses in the consumer packaged goods industry. According to Euromonitor International, global consumer spending in the product categories we measure was over $7.0 trillion in 2009. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. We track billions of sales transactions per month in retail outlets in approximately 100 countries around the world and our data is used by our clients to measure their sales and market share. We are the only company offering such extensive global coverage for the collection, provision and analysis of this information for consumer packaged goods. Our Buy services also enable our clients to better manage their brands, uncover new sources of demand, launch and grow new services, analyze their sales, improve their marketing mix and establish more effective consumer relationships. Our Buy segment represented approximately 62% of our total revenues in 2011.

Our Watch segment provides viewership data and analytics primarily to the media and advertising industries across television, online and mobile screens. According to ZenithOptimedia, a leading global media services agency, total global spending on advertising across television, online and mobile platforms was at least $240 billion in 2010. Our Watch data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content, and by our advertising clients to plan and optimize their spending. Within our Watch segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. total television advertising marketplace, which was approximately $73 billion in 2010 according to a report by Veronis Suhler Stevenson. In addition to the United States, we measure television viewing in 28 countries. We also measure markets that account for approximately 80% of global internet users and offer mobile measurement services in 10 countries, including the United States, where we are the market leader. Our Watch segment represented approximately 35% of our total revenues in 2011.

Our Expositions segment operates one of the largest portfolios of business-to-business trade shows and conference events in the United States. Each year, we produce more than 40 trade shows and conference events, which in 2011 connected over 300,000 buyers and sellers across 20 industries. Our Expositions segment represented approximately 3% of our total revenue in 2011.

Our Company was founded in 1923 by Arthur C. Nielsen, Sr., who invented an approach to measuring competitive sales results that made the concept of “market share” a practical management tool. For nearly 90 years, we have advanced the practice of market research and media audience measurement to provide our clients a better understanding of their consumer. Our Company, incorporated in the Netherlands, was purchased on May 24, 2006 by a consortium of private equity firms (AlpInvest Partners, The Blackstone Group, The Carlyle Group, Hellman & Friedman, Kohlberg Kravis Roberts & Co. and Thomas H. Lee Partners, the “Original Sponsors”, and together with Centerview Partners, the “Sponsors”). Subsequently, David Calhoun was appointed Chief Executive Officer. Mr. Calhoun has repositioned the Company and focused on building an open, simple and integrated operating model to drive innovation and deliver greater value to our clients. In January 2011, Holdings consummated an initial public offering of its common stock and its shares began trading on the New York Stock Exchange under the symbol “NLSN”.

Services and Solutions

What Consumers Buy

Our Buy segment provides retail transactional measurement data, consumer behavior information and analytics primarily to businesses in the consumer packaged goods industry. This segment is organized into two areas: Information, which provides retail scanner and consumer panel-based measurement, and Insights, which provides a broad range of analytics. For the year ended December 31, 2011, revenues from our Buy segment represented approximately 62% of our consolidated revenue. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, approximately 60% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. Our top five Buy segment clients represented approximately 23% of our Buy segment revenue for the year ended December 31, 2011 and the average length of relationship with these same clients is over 30 years. No single client accounted for 10% or more of our Buy segment revenue in 2011.

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

Depending on the sophistication of each country’s retailer systems, we collect retail sales information from stores using electronic point-of-sale technology and/or teams of local field auditors. Stores within our worldwide retail network include grocery, drug, convenience and discount retailers, who, through various cooperation arrangements, share their sales data with us. The electronic retail sales information collected by stores through checkout scanners is transmitted directly to us. In certain developing markets where electronic retail sales information is unavailable, we utilize field auditors to collect information through in-store inventory and price checks. For all information we collect, our quality control systems validate and confirm the source data. The data is then processed into databases that clients access using our proprietary software that allows them to query the information, conduct customized analysis and generate reports and alerts.

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

Our consumer panels collect data from approximately 240,000 household panelists across 26 countries that use in-home scanners to record purchases from each shopping trip. In the United States, for example, approximately 100,000 selected households, constituting a demographically balanced sample, participate in the panels. Data received from household panels undergo a quality control process including UPC verification and validation, before being processed into databases and reports. Clients may access these databases to perform analyses.

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

Our analytical services are organized into seven primary categories that follow our clients’ business development process:

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

What Consumers Watch

Our Watch segment provides viewership data and analytics primarily to the media and advertising industries across television, online and mobile devices. For the year ended December 31, 2011, revenues from our Watch segment represented approximately 35% of our consolidated revenue. This segment has historically generated stable revenue streams that are characterized by multi-year contracts and high contract renewal rates. At the beginning of each year, approximately 90% of the segment’s revenue base for the upcoming year is typically committed under existing agreements. Our top five clients represented 27% of segment revenue for the year ended December 31, 2011 and the average length of relationship with these same clients is more than 30 years. No customer accounted for 10% or more of our Watch segment revenue in 2011.

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

We provide two principal television ratings services in the United States: measurement of national television audiences and measurement of local television audiences in all 210 designated local television markets. We use various methods to collect the data from households including electronic meters, which provide minute-by-minute viewing information for next day consumption by our clients, and written diaries. These methods enable us to collect not only television device viewing data but also the demographics of the audience (i.e., who in the household is watching), from which we calculate statistically reliable and accurate estimates of total television viewership. We have made significant investments over decades to build an infrastructure that can accurately and efficiently track television audience viewing, a process that has become increasingly complex as the industry has converted to digital transmission and integrated new technologies allowing for developments such as time-shifted viewing.

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

We measure television viewing in 28 countries outside the United States, including Australia, Indonesia, Italy, Mexico and South Korea. The international television audience measurement industry operates on a different model than in the United States. In many international markets, a joint industry committee of broadcasters in each individual country selects a single official audience measurement provider, which provides the “currency” through an organized bidding process that is typically revisited every several years. We have strong relationships in these countries and see a significant opportunity to expand our presence into additional countries around the world.

Online Audience Measurement Services

We are a global provider of internet media and market research, audience analytics and social media measurement. We employ a variety of measurement offerings to provide online publishers, internet and media companies, marketers and retailers with metrics to better understand the behavior of online audiences. Our online measurement service has a presence in 46 countries including the United States, France, South Korea and Brazil – markets that account for approximately 80% of global internet users. Through a combination of patented panel and census data collection methods, we monitor and measure the internet surfing, online buying and video viewing (including television content) of online audiences. We provide critical advertising metrics such as audience demographics, page and ad views, and time spent – as well as quantify the effectiveness of advertising by reporting online behavioral observations, attitudinal changes and actual offline purchase activity. We track, measure and analyze consumer-generated media including opinions, advice, peer-to-peer discussions and shared personal experiences on over 100 million blogs, social networks, user groups and chat boards.

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

Cross-Platform Measurement and Advertiser Solutions

We continue to develop advanced measurement techniques of the three principal screens—television, online and mobile devices (referred to as our cross-platform services). In the United States, we are already utilizing a single-source TV and PC panel to deliver cross-platform insights to clients. Our cross-platform measurement solution provides information about simultaneous usage of more than one screen (e.g. if a consumer uses Facebook while watching a TV program), unduplicated reach (i.e. total audience net of duplication across platforms), cause and effect analysis (e.g. if a TV advertisement spurs a consumer to view a specific website online) and program viewing behavior (e.g. what platforms consumers use to view certain programming). We also provide advertising effectiveness research across multiple platforms. We plan to continue evolving our cross media measurement capabilities to provide more insights into cross-platform viewing behavior.

We also integrate data from our Buy segment with these measurement platforms. For example, we collect and analyze more than 20 million surveys annually to measure consumer engagement and recall of advertisements across television and online to provide important insights on advertising and content effectiveness. We believe these and other offerings of consumer behavior data and marketing insights will provide end-to-end solutions directly to advertisers and help our clients answer some of their most important marketing questions.

Expositions

In our Expositions segment, we operate one of the largest portfolios of business-to-business trade shows and conference events in the United States. Each year, we produce more than 40 trade shows and conference events, which in 2011 connected approximately 300,000 buyers and sellers across 20 industries. Our leading events include the Hospitality Design Conference and Expo, the Kitchen/Bath Industry Show, the ASD Merchandise Shows, the JA International Jewelry Summer and Winter Shows and the Interbike International Bike Show and Expo. For the year ended December 31, 2011, revenues from our Expositions segment represented approximately 3% of our consolidated revenue.

Competitive Advantages

We are faced with a number of competitors in the markets in which we operate. Some of our competitors in each market may have substantially greater financial marketing and other resources than we do and may benefit from other competitive advantages. See “ – Competitive Landscape” and “Risk Factors – We face competition, which could adversely affect our business, financial condition, results of operations and cash flow.”

Notwithstanding the challenges presented by the competitive landscape, we believe that we have several competitive advantages including the following:

Global Scale and Brand. We provide a breadth of information and insights about the consumer in approximately 100 countries. In our Buy segment, we track billions of sales transactions per month in retail outlets in approximately 100 countries around the world. We also have approximately 240,000 household panelists across 26 countries. In our Watch segment, our ratings are the primary metrics used to determine the value of programming and advertising in the U.S. total television advertising marketplace, which was approximately $73 billion in 2010 according to Veronis Suhler Stevenson. We believe our footprint, neutrality, credibility and leading market positions will continue to contribute to our long-term growth and strong operating margins as the number and role of multinational companies expands. Our scale is supported by our global brand, which is defined by the original Nielsen code created by our founder, Arthur C. Nielsen, Sr.: impartiality, thoroughness, accuracy, integrity, economy, price, delivery and service.

Strong, Diversified Client Relationships. Many of the world’s largest brands rely on us as their information and analytics provider to create value for their business. We maintain long-standing relationships and multi-year contracts with high renewal rates due to the value of the services and solutions we provide. In our Buy segment, our clients include the largest consumer packaged goods and merchandising companies in the world such as The Coca-Cola Company, Kraft Foods and The Procter & Gamble Company, as well as leading retail chains such as Carrefour, Kroger, Safeway, Tesco and Walgreens, and leading automotive companies such as Chrysler, Ford and Toyota. In our Watch segment, our client base includes leading broadcast, cable and internet companies such as CBS, Disney/ABC, Google, Microsoft, NBC Universal/Comcast, News Corp., Time Warner, Univision and Yahoo!; leading advertising agencies such as IPG, Omnicom and WPP; and leading telecom companies such as AT&T, Nokia and Verizon. The average length of relationship with our top 10 clients across both our Buy and Watch segments is more than 30 years. In addition, due to our growing presence in developing markets, we have cultivated strong relationships with local market leaders that can benefit from our services as they expand globally. Our strong client relationships provide both a foundation for recurring revenues as well as a platform for growth.

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

Innovation. We have focused on innovation to deepen our capabilities, expand in new and emerging forms of measurement, enhance our analytical offerings and capitalize on industry trends. For example, we are continuously developing advanced delivery technologies that allow us to maximize the full suite of our data assets for our clients. The most significant example of this is our new delivery platform, Nielsen Answers on

Demand, which enables access to our broad portfolio of data and information from a single client desktop. Another example of this is our Online Campaign Ratings measurement, built in conjunction with Facebook, that is providing advertisers and publishers with further audience measurement capabilities.

Scalable Operating Model. Our global presence and operating model allow us to scale our services and solutions rapidly and efficiently. We have a long track record of establishing leading services that can be quickly expanded across clients, markets and geographies. Our global operations and technology organization enables us to achieve faster, higher quality outcomes for clients in a cost-efficient manner. Our flexible architecture allows us to incorporate leading third-party technologies as well as data from external sources, and enables our clients to use our technology and solutions on their own technology platforms. In addition, we work with leading technology partners such as Cognos, IBM, Tata Consultancy Services and TIBCO, which allows for greater quality in client offerings and efficiency in our global operations.

Industry Trends

We believe companies, including our clients, require an increasing amount of data and analytics to set strategy and direct operations. This has resulted in a large market for business information and insight which we believe will continue to grow. Our clients are media, advertising and consumer packaged goods companies in the large and growing markets. We believe that significant economic, technological, demographic and competitive trends facing consumers and our clients will provide a competitive advantage to our business and enable us to capture a greater share of our significant market opportunity. We may not be able to realize these opportunities if these trends do not continue or if we are otherwise unable to execute our strategies. See “Risk Factors – We may be unable to adapt to significant technological change which could adversely affect our business” and “Risk Factors – Our international operations are exposed to risks which could impede growth in the future.”

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

The media landscape is dynamic and changing. Consumers are rapidly changing their media consumption patterns. The growing availability of the Internet, and the proliferation of new formats and channels such as mobile devices, social networks and other forms of user-generated media have led to an increasingly fragmented consumer base that is more difficult to measure and analyze. In addition, simultaneous usage of more than one screen is becoming a regular aspect of daily consumer media consumption. We have effectively measured and tracked media consumption through numerous cycles in the industry’s evolution – from broadcast to cable, from analog to digital, from offline to online and from live to time-shifted. We believe our distinct ability to provide metrics across television, online and mobile platforms helps clients better understand, adapt to and profit from the continued transformation of the global media landscape.

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

Consumers are looking for greater value. Economic and social trends have spurred consumers to seek greater value in what they buy as exemplified by the rising demand for “private label” (store branded) products. For instance, in the United States, the absolute dollar share for private label consumer packaged goods increased more than $10 billion during 2009 and 2010. This increased focus on value is causing manufacturers, retailers and media companies to re-evaluate brand positioning, pricing and loyalty. We believe companies will increasingly look to our broad range of consumer purchasing insights and analytics to more precisely and effectively measure consumer behavior and target their products and marketing offers at the right place and at the right price.

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

Continue to grow in developing markets

Developing markets (measured in our Buy segment) comprised approximately 20% of our 2011 revenues and represent a significant long-term opportunity for us given the growth of the middle class and the rapid evolution and modernization of the retail trade in these regions. Currently, the middle class is expanding significantly each year on a global basis, with Brazil, Russia, India and China currently contributing nearly half of all global consumption growth. Key elements of our strategy include:

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

Continue to develop innovative services

We intend to continue developing our service portfolio to provide our clients with comprehensive and advanced solutions. Key elements of our strategy include:

•	Further developing our analytics offerings across all facets of our client base to provide a more comprehensive offering and help our clients think through their most important challenges;

•

Continuing to grow our leadership in measurement and insight services related to each individual screen (TV, online and mobile) and expanding our cross-platform measurement services to help our media clients more effectively reach their target audiences and better understand the value of their content; and

•

Continuing to expand our Advertiser Solutions offering, which integrates our proprietary data and analytics from both the Buy and Watch segments, by developing powerful tools to help clients better understand the effectiveness of advertising spending on consumer purchasing behavior.

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

Continue to pursue strategic acquisitions to complement our leadership positions

We have increased our capabilities and expanded our geographic footprint through acquisitions in the areas of developing markets, cross-platform measurement, social networking, advanced analytics and advertising effectiveness. Going forward, we will consider select acquisitions of complementary businesses that enhance our product and geographic portfolio and can benefit from our scale, scope and status as a global leader.

Technology Infrastructure

We operate with an extensive data and technology infrastructure utilizing eight primary data centers in seven countries around the world. Our global database has the capacity to house approximately 33 petabytes of information, with our Buy segment processing approximately nine trillion purchasing data points each month and our Watch segment processing approximately 1.7 billion tuning and viewing records each month. Our technology infrastructure plays an instrumental role in meeting service commitments to global clients and allows us to quickly scale our services across practice areas and geographies. Our technology platform utilizes an open approach that facilitates integration of distinct data sets, interoperability with client data and technology, and partnerships with leading technology companies such as Cognos, IBM, Tata Consulting and TIBCO.

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

Employees

As of December 31, 2011, we employed approximately 35,000 people worldwide. Approximately 21% of our employees are covered under collective bargaining agreements and an additional 10% are covered under works council agreements in Europe. We may become subject to additional agreements or experience labor disruptions which may result in higher operating costs over time. We believe that our employee relations are good.

Competitive Landscape

There is no single competitor that offers all of the services we offer in all of the markets in which we offer them. We have many competitors worldwide that offer some of the services we provide in selected markets. While we maintain leading positions in many markets in which we operate, our future success will depend on our ability to enhance and expand our suite of services, provide reliable and accurate measurement solutions and related information, drive innovation that anticipates and responds to emerging client needs, strengthen and expand our geographic footprint, and protect consumer privacy. See “Risk Factors – We face competition, which could adversely affect our business, financial condition, results of operations and cash flow.” We believe our global presence and integrated portfolio of services are key assets in our ability to effectively compete in the marketplace. A summary of the competitive landscape for each of our segments is included below:

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

Recent Developments

Financing Activities

In February 2012, we amended and restated the Senior Secured Credit Agreement to provide for a new five-year amortizing term loan facility in an aggregate principal amount of $1,222 million, the proceeds from which were used to repay a corresponding amount of our existing senior secured term loans due 2013. Borrowings under this new term loan facility bear interest at a rate as determined by the type of borrowing, equal to either the “base rate” or LIBOR rate, plus, in each case, an applicable margin. The applicable margin on base rate loans under this new term loan facility ranges from 0.75% to 1.50% based on a total leverage ratio. The applicable margin on LIBOR loans under this new term loan facility ranges from 1.75% to 2.50% based on the total leverage ratio. Loans under this new term loan facility mature in full in February 2017, but the maturity date shall be January 2016 if at such time there is more than $750 million in the aggregate of existing other term loans under the Senior Secured Credit Agreement with a maturity of May 2016. The loans under this new term loan facility are required to be repaid in an amount equal to 5% of the original principal amount in the first year after the closing date, 5% in the second year, 10% in the third year, 10% in the fourth year and 70% in the fifth year (with payments in each year being made in equal quarterly installments other than the fifth year, in which payments shall be equal to 3.33% of the original principal amount of loans in each of the first three quarters and the remaining principal balance due in February 2017 (unless repayment is required in January 2016 as indicated above)). Loans under this new term loan facility are secured on a pari passu basis with our existing obligations under its the Senior Secured Credit Agreement and Senior Secured Loan Agreement.

Financing transactions are discussed further in Note 10 to the consolidated financial statements —“Long-term Debt and Other Financing Arrangements”.

Financial Information about Segments and Geographic Areas

See Note 16 to our consolidated financial statements —“Segments,” for further information regarding our operating segments and our geographic areas.

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

We operate in businesses that require sophisticated data collection, processing systems, software and other technology. Some of the technologies supporting the industries we serve are changing rapidly. We will be required to adapt to changing technologies, either by developing and marketing new services or by enhancing our existing services, to meet client demand.

Moreover, the introduction of new services embodying new technologies and the emergence of new industry standards could render existing services obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our existing services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our services. New services, or enhancements to existing services, may not adequately meet the requirements of current and prospective clients or achieve any degree of significant market acceptance.

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

Consolidation in the consumer packaged goods, media, entertainment, telecommunications and technology industries could put pressure on the pricing of our services, thereby leading to decreased earnings.

Consolidation in the consumer packaged goods, media, entertainment, telecommunications and technology industries could reduce aggregate demand for our services in the future and could limit the amounts we earn for our services. When companies merge, the services they previously purchased separately are often purchased by the combined entity in the aggregate in a lesser quantity than before, leading to volume compression and loss of revenue. While we attempt to mitigate the revenue impact of any consolidation by expanding our range of services, there can be no assurance as to the degree to which we will be able to do so as industry consolidation continues, which could adversely affect our business, financial position and results of operations.

Client procurement strategies could put additional pressure on the pricing of our information services, thereby leading to decreased earnings.

Certain of our clients may continue to seek further price concessions from us. This puts pressure on the pricing of our information services, which could limit the amounts we earn. While we attempt to mitigate the revenue impact of any pricing pressure through effective negotiations and by providing services to individual businesses within particular groups, there can be no assurance as to the degree to which we will be able to do so, which could adversely affect our business, financial position and results of operations.

Continued adverse market conditions, particularly in the consumer packaged goods, media, entertainment, telecommunications or technology industries in particular, could adversely impact our revenue.

A number of adverse financial developments continue to impact the U.S. and global financial markets. These developments include a significant economic deterioration both in the United States and globally, volatility and deterioration in the equity markets, and deterioration and tightening of liquidity in the credit markets. In addition, issues related to sovereign debt in Europe recently have negatively affected the global financial markets. The current economic environment has witnessed a significant reduction in consumer confidence and demand, impacting the demand for our customers’ products and services. Those reductions could adversely affect the ability of some of our customers to meet their current obligations to us and hinder their ability to incur new obligations until the economy and their businesses strengthen. The inability of our customers to pay us for our services and/or decisions by current or future customers to forego or defer purchases may adversely impact our business, financial condition, results of operations, profitability and cash flows and may continue to present risks for an extended period of time. We cannot predict the impact of economic slowdowns on our future financial performance.

We expect that revenues generated from our information and insights services will continue to represent a substantial portion of our overall revenue for the foreseeable future. To the extent the businesses we service, especially our clients in the consumer packaged goods, media, entertainment, telecommunications and technology industries, are subject to the financial pressures of, for example, increased costs or reduced demand for their products, the demand for our services, or the prices our clients are willing to pay for those services, may decline.

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

Goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Economic volatility negatively impacted our financial results and, as a direct result, we recorded goodwill impairment charges of $282 million for the year ended December 31, 2009 (as well as $55 million in 2009, relating to discontinued operations) and $245 million of intangible asset impairment charges for the year ended December 31, 2009. As of December 31, 2011 we had goodwill and intangible assets of approximately $11.7 billion. Any further downward revisions in the fair value of our reporting units or our intangible assets could result in further impairment charges for goodwill and intangible assets that could materially affect our financial performance.

Our substantial indebtedness could adversely affect our financial health.

We have now and will continue to have a significant amount of indebtedness. As of December 31, 2011, we had total indebtedness of $6,481. Furthermore, the interest payments on our indebtedness could reduce the availability of our cash flow.

Our substantial indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to the current general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, service development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	restrict us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limit our ability to obtain additional financing for working capital, capital expenditures, service development, debt service requirements, acquisitions and general corporate or other purposes;

•	limit our ability to adjust to changing market conditions; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

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

We may not be able to generate sufficient cash flow from operations to pay our indebtedness or to fund our other liquidity needs. Our cash interest expense for the years ended December 31, 2011, 2010 and 2009 was $433 million, $531 million and $495 million, respectively. At December 31, 2011, we had $4,221 million of floating-rate debt under our senior secured credit facilities and our existing floating rate notes, of which $2,537 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $17 million ($42 million without giving effect to any of our interest rate swaps). We may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including our senior secured credit facilities, on commercially reasonable terms or at all.

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

Various statutes and rules regulate conduct in areas such as privacy and data protection which may affect our collection, use, storage and transfer of personally identifiable information both abroad and in the United States. Compliance with these laws may require us to make certain investments or may dictate that we not offer certain types of services or only offer such services after making necessary modifications. Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, data being blocked from use and liability under contractual warranties. In addition, there is an increasing public concern regarding data and consumer protection issues, and the number of jurisdictions with data protection laws has been slowly increasing. There is also the possibility that the scope of existing privacy laws may be expanded. For example, several countries including the United States have regulations that restrict telemarketing to individuals who request to be included on a do-not-call list. Typically, these regulations target sales activity and do not apply to survey research. If the laws were extended to include survey research, our ability to recruit research participants could be adversely affected. These or future initiatives may adversely affect our ability to generate or assemble data or to develop or market current or future services, which could negatively impact our business.

If we are unable to protect our intellectual property rights, our business could be adversely affected.

The success of our business will depend, in part, on:

•	obtaining patent protection for our technology and services;

•	defending our patents, copyrights, trademarks, service marks and other intellectual property;

•	preserving our trade secrets and maintaining the security of our know-how and data; and

•	operating our business without infringing upon intellectual property rights held by third parties.

We rely on a combination of contractual provisions, confidentiality procedures and the patent, copyright, trademark and trade secret laws of the United States and other countries to protect our intellectual property. These legal measures afford only limited protection and may not provide sufficient protection to prevent the infringement, misuse or misappropriation of our intellectual property. Intellectual property law in several foreign jurisdictions is subject to considerable uncertainty. There can be no assurances that the protections we have available for our proprietary technology in the United States and other countries will be available to us in all of the places we sell our services. Any infringement or misappropriation of our technology can have a negative impact on our business. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with meaningful protection or commercial advantage. The expiration of our patents may lead to increased competition. Although our employees, consultants, clients and collaborators enter into confidentiality agreements with us, our trade secrets, data and know-how could be subject to unauthorized use, misappropriation or unauthorized disclosure. The growing need for global data, along with increased competition and technological advances, puts increasing pressure on us to share our intellectual property for client applications with others, which could result in infringement. Competitors may gain access to our intellectual property and proprietary information. Our trademarks could be challenged, which could force us to rebrand our services, result in a loss of brand recognition and require us to devote resources to advertising and marketing new brands. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Given the importance of our intellectual property, we will enforce our rights whenever it is necessary and prudent to do so. Any future litigation, regardless of the outcome, could result in substantial expense and diversion of time and attention of management, may not be resolved in our favor and could adversely affect our business.

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

We cannot be certain that we do not and will not infringe the intellectual property rights of others in operating our business. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims that we have infringed third parties’ intellectual property rights. Any such claims of intellectual property infringement, even those without merit, could:

•	be expensive and time-consuming to defend;

•	result in our being required to pay possibly significant damages;

•	cause us to cease providing our services that incorporate the challenged intellectual property;

•	require us to redesign or rebrand our services;

•	divert management’s attention and resources; or

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

We operate globally, deriving approximately 50% of revenues for the year ended December 31, 2011 in currencies other than U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars, while our European operations earn revenue and incur expenses primarily in Euros, which have recently been subject to significant volatility. Outside the United States and the European Union, we generate revenue and expenses predominantly in local currencies. Because of fluctuations (including possible devaluations) in currency exchange rates, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. In certain instances, we may not be able to freely convert foreign currencies into U.S. dollars due to limitations placed on such conversions. Certain of the countries in which we operate, such as Venezuela, have currencies which are considered to be hyperinflationary. This risk could have a material adverse effect on our business, results of operations and financial condition.

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

Our top ten clients accounted for approximately 24% of our total revenues for the year ended December 31, 2011. We cannot assure you that any of our clients will continue to use our services to the same extent, or at all, in the future. A loss of one or more of our largest clients, if not replaced by a new client or an increase in business from existing clients, would adversely affect our prospects, business, financial condition and results of operations.

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

Pursuant to the terms of a ten year agreement, effective in February 2008, we are dependent upon Tata America International Corporation and Tata Consultancy Services Limited (collectively, “TCS”) for the performance of a significant portion of our information technology and operations functions worldwide, the provision of a broad suite of information technology and business process services, including general and process consulting, product engineering, program management, application development and maintenance, coding, data management, finance and accounting services and human resource services, as well as assistance in integrating and centralizing multiple systems, technologies and processes on a global scale. The success of our business depends in part on maintaining our relationships with TCS and their continuing ability to perform these functions and services in a timely and satisfactory manner. If we experience a loss or disruption in the provision of any of these functions or services, or they are not performed in a satisfactory manner, we may have difficulty in finding alternate providers on terms favorable to us, or at all, and our business could be adversely affected.

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

Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While many of our services have appropriate disaster recovery plans in place, we currently do not have full backup facilities everywhere in the world to provide redundant network capacity in the event of a system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver our services to our clients and could be costly to implement. Additionally, significant delays in the planned delivery of system enhancements and improvements, or inadequate performance of the systems once they are completed, could damage our reputation and harm our business. Finally, long-term disruptions in infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, civil unrest and/or acts of terrorism (particularly involving cities in which we have offices) could adversely affect our services. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

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

Failure to successfully complete or integrate acquisitions into our existing operations could have an adverse impact on our business, financial condition and results of operations.

We regularly evaluate opportunities for strategic growth through tuck-in acquisitions. Potential issues associated with these acquisitions could include, among other things, our ability to realize the full extent of the benefits or cost savings that we expect to realize as a result of the completion of the acquisition within the anticipated time frame, or at all; receipt of necessary consents, clearances and approvals in connection with the acquisition; diversion of management’s attention from base strategies and objectives; and, with respect to acquisitions, our ability to successfully combine our businesses with the business of the acquired company in a manner that permits cost savings to be realized, including sales and administrative support activities and information technology systems among our company and the acquired company, motivating, recruiting and retaining executives and key employees, conforming standards, controls, procedures and policies, business cultures and compensation structures among our company and the acquired company, consolidating and streamlining corporate and administrative infrastructures, consolidating sales and marketing operations, retaining existing customers and attracting new customers, identifying and eliminating redundant and underperforming operations and assets, coordinating geographically dispersed organizations, and managing tax costs or inefficiencies associated with integrating our operations following completion of the acquisitions. In addition, acquisitions outside of the United States, increase our exposure to risks associated with foreign operations, including fluctuations in foreign exchange rates and compliance with foreign laws and regulations. If an acquisition is not successfully completed or integrated into our existing operations, our business, financial condition and results of operations could be adversely impacted.

Item 1B	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease property in approximately 600 locations worldwide. We also own eight properties worldwide, including our offices in Oxford, United Kingdom, Mexico City, Mexico and Sao Paulo, Brazil. Our leased property includes offices in New York, New York, Oldsmar, Florida and Markham, Canada. In addition, we are subject to certain covenants including the requirement that we meet certain conditions in the event we merge into or convey, lease, transfer or sell our properties or assets as an entirety or substantially as an entirety to, any person or persons, in one or a series of transactions.

Item 3.	Legal Proceedings

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida in April 2009. The lawsuit alleged that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. In January 2011, the U.S. District Court in the Southern District of Florida dismissed all federal and state antitrust claims brought against the Company by Sunbeam stating that Sunbeam failed to show that any competitor was “willing and able” to enter the local television ratings market in Miami and was excluded from that market by Nielsen. The Court also determined that Sunbeam could not prove that the current ratings for Sunbeam’s local station WSVN are less accurate than they would be under a prospective competitor’s methodology. The Court deferred ruling on the remaining ancillary claims, including breach of contract and violation of Florida’s Deceptive and Unfair Trade Practices Act. Subsequent to the court’s decision, Sunbeam voluntarily dismissed with prejudice the remaining claims in the case so that all claims have been dismissed. Sunbeam has appealed the court’s dismissal of the antitrust claims, and the appeal is currently pending in the U.S. Court of Appeals for the Eleventh Judicial Circuit.

comScore, Inc.

In March 2011, Nielsen filed a lawsuit against comScore, Inc. (“Comscore”) in the United States District Court for the Eastern District of Virginia (the “Court”) alleging infringement by Comscore of certain patent rights of Nielsen. Nielsen’s complaint sought unspecified damages and injunctive relief. Further, in March 2011, Comscore filed a lawsuit against Nielsen in the Court alleging infringement of certain patent rights of Comscore by Nielsen. Comscore’s complaint sought unspecified damages and injunctive relief. In December 2011, Nielsen entered into a Patent Purchase, License and Settlement Agreement (the “Patent Purchase Agreement”) with Comscore in order to resolve the litigation. Pursuant to the Patent Purchase Agreement, Nielsen received, among other things, shares of Comscore’s common stock and other assets. Nielsen recorded a net gain related to the settlement, of which $11 million is recorded in “Other expense, net” in the consolidated financial statements.

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

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. In May 2008, Valcon Acquisition B.V. acquired the remaining common shares of The Nielsen Company B.V. through a statutory squeeze-out procedure pursuant to Dutch legal and regulatory requirements and therefore held 100% of our outstanding common shares as of December 31, 2011.

During 2011, no dividends were declared on our common stock. During 2010, we paid cash dividends of €7 million (approximately $9 million) to our indirect parent, Holdings, in order to fund Holdings’ redemption of shares of Holdings’ common stock held by certain former employees. Our senior secured credit facility and debenture loans contain restrictions on our ability to pay dividends on our common stock. See the “Liquidity and Capital Resources” section of Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to our consolidated financial statements —“Long-term Debt and Other Financing Arrangements,” for a description of our senior secured credit facility, debenture loans and these dividend restrictions.

Item 6.	Selected Financial and Other Data

The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and selected consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2008 and 2007 and selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements which are not included in this annual report on Form 10-K.

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

	Year Ended December 31,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)	2011(1)	2010(2)	2009(3)	2008(4)	2007(5)
Statement of Operations Data:
Revenues	$5,532	$5,126	$4,808	$4,806	$4,458
Income/(loss) from continuing operations	110	153	(427)	(227)	(290)
Income/(loss) from continuing operations per common share	*	*	*	*	*
Cash dividends declared per common share	—	0.03	—	—	—

*	Not included as no publicly traded shares were outstanding.

	December 31,
(IN MILLIONS)	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$14,472	$14,425	$14,589	$15,082	$16,124
Long-term debt including capital leases	6,474	8,550	8,640	8,428	8,097

(1)	Income for year ended December 31, 2011 included $84 million of restructuring charges and $333 million of charges associated with Holdings’ initial offering of common stock and related debt retirement transactions and Sponsor Agreement termination payments.

(2)	Income for year ended December 31, 2010 included $61 million in restructuring charges, $135 million of foreign currency transaction gains and $90 million of charges associated with certain debt retirement transactions.

(3)	The loss in the year ended December 31, 2009 included a goodwill and intangible asset impairment charge of $527 million and $62 million in restructuring costs.

(4)	The loss in the year ended December 31, 2008 included a goodwill impairment charge of $96 million and $118 million in restructuring costs.

(5)	The loss in the year ended December 31, 2007 included $105 million in foreign currency exchange transaction losses and $133 million in restructuring costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read together with the accompanying consolidated financial statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements. See “Cautionary Statement Regarding Forward Looking Statements” in Part I of this Annual Report on Form 10-K. The terms “Company,” “Nielsen,” “we,” “our” or “us,” as used herein, refer to The Nielsen Company B.V. and its consolidated subsidiaries, unless otherwise stated or indicated by context.

Background and Executive Summary

On May 17, 2006, Valcon Acquisition Holding B.V. (now known as “Holdings”), was formed by investment funds associated with the Original Sponsors as a subsidiary of Valcon Acquisition Holding (Luxembourg) S.à r.l. (“Luxco”). On May 24, 2006, The Nielsen Company B.V. (formerly VNU Group B.V. and VNU N.V.) was acquired through a tender offer to stockholders by Valcon Acquisition B.V. (“Valcon”), a wholly owned subsidiary of Nielsen (herein referred to as the “Acquisition”). The registered office of Nielsen is located in Diemen, the Netherlands, with our headquarters located in New York.

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

Our business strategy is built upon a model that has traditionally yielded consistent revenue performance. Typically, before the start of each year, nearly 70% of our annual revenue has been committed under contracts in our combined Buy and Watch segments, which provides us with a high degree of stability to our revenue and allows us to effectively manage our profitability and cash flows. We continue to look for growth opportunities through global expansion, specifically within developing markets, as well as through the cross-platform expansion of our insights services and measurement services.

Our productivity initiatives (including the now completed Transformation initiative), which were implemented following the Acquisition, have been focused on a combination of improving operating leverage through targeted cost-reduction programs, business process improvements, portfolio restructuring actions (e.g. the exit of our Publications businesses) while at the same time investing in key programs to enhance future growth opportunities.

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

Business Segment Overview

We align our business into three reporting segments: what consumers buy (consumer purchasing measurement and analytics herein referred to as “Buy”), what consumers watch (media audience measurement and analytics herein referred to as “Watch”) and Expositions. Our Buy and Watch segments, which together generated substantially all of our revenues in 2011, are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses. Effective in 2011 and in order to align our external reporting with how we currently manage the business, we realigned specific areas between our reportable segments. Certain aspects of our global mobile measurement client portfolio as well as our advertising solutions business, that were formerly reported in the Buy segment, have been moved to the Watch segment. Prior period results have been adjusted to reflect this presentation.

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

Our Watch segment provides viewership data and analytics primarily to the media and advertising industries across television, online and mobile screens. Our Watch data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content, and by our advertising clients to plan and optimize their spending. We are a leader in providing cross-platform measurement services.

Our Expositions segment operates one of the largest portfolios of business-to-business trade shows and conference events in the United States. Each year, we produce more than 40 trade shows and conference events, which in 2011 connected over 300,000 buyers and sellers across 20 industries.

Certain corporate costs, other than those described above, including those related to selling, finance, legal, human resources, and information technology systems, are considered operating costs and are allocated to our segments based on either the actual amount of costs incurred or on a basis consistent with the operations of the underlying segment.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. The most significant of these estimates relate to: revenue recognition; business combinations including purchase price allocations; accruals for pension costs and other post-retirement benefits; accounting for income taxes; and valuation of long-lived assets including goodwill and indefinite-lived intangible assets, computer software and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the valuation of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results could vary from these estimates under different assumptions or conditions. For a summary of the significant accounting policies, including critical accounting policies discussed below, see Note 1—“Description of Business, Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements.

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered or information has been delivered, the fee is fixed or determinable and the collectibility of the related revenue is reasonably assured.

A significant portion of our revenue is generated from information (primarily retail measurement and consumer panel services) and measurement (primarily from television, internet and mobile audiences) services. We generally recognize revenue from the sale of services as the services are performed, which is usually ratably over the term of the contract(s). Invoiced amounts are recorded as deferred revenue until earned. Substantially all of our customer contracts are non-cancelable and non-refundable.

Certain of our revenue arrangements include multiple deliverables and in these arrangements, the individual deliverables within the contract that have stand-alone value to the customer are separated and recognized upon delivery based upon our best estimate of their selling prices. These arrangements are not significant to our results of operations. In certain cases, software is included as part of these arrangements to allow our customers to supplementally view delivered information and is provided for the term of the arrangement and is not significant to the marketing effort and is not sold separately. Accordingly, software provided to our customers is considered to be incidental to the arrangements and is not recognized as a separate element.

A discussion of our revenue recognition policies, by segment, follows:

Buy

Revenue from our Buy segment, primarily from retail measurement services and consumer panel services, is recognized over the period during which the services are performed and information is delivered to the customer, primarily on a straight-line basis.

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

Stock-Based Compensation

Expense Recognition

Our stock-based compensation programs are comprised of both stock options and restricted stock. We measure the cost of all stock-based payments, including stock options, at fair value on the grant date and recognize such costs within the Consolidated Statements of Operations; however, no expense is recognized for stock options that do not ultimately vest. We recognize expense associated with stock options that vest upon a single date using the straight-line method. For those that vest over time, an accelerated graded vesting is used. We recorded $26 million, $18 million and $14 million of expense associated with stock-based compensation for the years ended December 31, 2011, 2010 and 2009, respectively. The aggregate fair value of all outstanding vested and unvested options was $74 million and $63 million, respectively, as of December 31, 2011.

Fair Value Measurement

Determining the fair value of stock-based awards at the grant date requires considerable judgment. Stock-based compensation expense for stock options is primarily based on the estimated grant date fair value using the Black-Scholes option pricing model, which considers factors such as estimating the expected term of stock options, expected volatility of our stock, and the number of stock-based awards expected to be forfeited due to future terminations. Some of the critical assumptions used in estimating the grant date fair value are presented in the table below:

	Year Ended December 31,
	2011	2010	2009
Expected life (years)	3.50 – 6.00	2.85 – 4.17	3.42 – 4.08
Risk-free interest rate	1.18 – 2.23%	1.28 – 2.12%	1.70 – 2.07%
Expected dividend yield	0%	0%	0%
Expected volatility	31.70 – 42.00%	58.00 – 63.00%	54.00 – 62.00%
Weighted-average volatility	33.42%	60.05%	57.77%

In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our financial results. We consider several factors in estimating the expected life of our options granted, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees, which we believe are representative of future behavior. Expected volatility has been based primarily on a combination of the estimates of implied volatility of our peer-group and our historical volatility adjusted for leverage. For grants subsequent to the initial public offering of Holdings, implied volatility based on trading Holdings’ call options is also considered in the calculation of expected volatility because it is considered representative of Holdings’ future stock price trends.

The fair value of restricted stock is measured based on an expected dividend yield of 0% as we do not expect to pay cash dividends on our common stock.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates and, although we believe them to be reasonable, these estimates involve inherent uncertainties and the application of management’s judgment. If factors change and we employ different assumptions in the application of our option-pricing model in future periods or if we experience different forfeiture rates, the compensation expense that is derived may differ significantly from what we have recorded in the current year.

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

•

Discount rates—the reporting unit’s combined future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be used by market participants. The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. The discount rates we used for our reporting units were between 8.5% and 12.5%.

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

To validate the reasonableness of the reporting unit fair values, we reconcile the aggregate fair values of our reporting units to our enterprise market capitalization. Enterprise market capitalization includes, among other factors, the market value of our common stock and the appropriate redemption values of our debt.

We did not have any indicators of impairment during the year ended December 31, 2011. The following table summarizes the results of the nine reporting units that were subject to the October 1, 2011 annual impairment testing and the related goodwill value associated with the reporting units for (a) fair values exceeding carrying values by less than 10%, (b) fair values exceeding carrying values between 10% and 20% and (c) fair values exceeding carrying values by more than 20%.

Fair value exceeds carrying value by:	Number of reporting units	Reporting units goodwill (in millions)
Less than 10%	1	$109
10% to 20%	0	0
Greater than 20%	8	7,034

Totals	9	$7,143

We perform sensitivity analyses on our assumptions, primarily around both long-term growth rate and discount rate assumptions. Our sensitivity analyses include several combinations of reasonably possible scenarios with regard to these assumptions. However, we consistently test a one percent movement in both our long-term growth rate and discount rate assumptions. When applying these sensitivity analyses, we noted that the fair value was less than the underlying book value for one of our reporting units with goodwill of approximately $109 million at October 1, 2011 (approximately 2% of our total goodwill).

However, since the effects of applying our sensitivity analyses based upon reasonably possible adverse changes in assumptions still resulted in fair value of our reporting units in excess of underlying carrying value, with the exception of one of our reporting units, we concluded an impairment did not exist as of October 1, 2011 and it was not reasonably likely that an impairment would occur in the next twelve months from that date as management has the ability to execute certain productivity and other actions in order to increase the results of operations and cash flows of our reporting units. While management believes that these sensitivity analyses provide a reasonable basis on which to evaluate the recovery of our goodwill, other facts or circumstances may arise that could impact the impairment assessment and therefore these analyses should not be used as a sole predictor of impairment.

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

The discount rate is the rate at which the benefit obligations could be effectively settled. For our U.S. plans, the discount rate is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency. For the Dutch and other non-U.S. plans, the discount rate is set by reference to market yields on high-quality corporate bonds. We believe the timing and amount of cash flows related to the bonds in these portfolios are expected to match the estimated payment benefit streams of our plans.

To determine the expected long-term rate of return on pension plan assets, we consider, for each country, the structure of the asset portfolio and the expected rates of return for each of the components. For our U.S. plans, a 50 basis point decrease in the expected return on assets would increase pension expense on our principal plans by approximately $1 million per year. A similar 50 basis point decrease in the expected return on assets would increase pension expense on our principal Dutch plans by approximately $3 million per year. We assumed that the weighted-averages of long-term returns on our pension plans were 6.3%, 6.5% and 6.4 % for the years ended December 31, 2011, 2010 and 2009, respectively. The actual return on plan assets will vary year to year from this assumption. Although the actual return on plan assets will vary from year to year, we believe it is appropriate to use long-term expected forecasts in selecting our expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts.

Income Taxes

We have a presence in approximately 100 countries. We have completed many material acquisitions and divestitures, which have generated complex tax issues requiring management to use its judgment to make various tax determinations. We try to organize the affairs of our subsidiaries in a tax efficient manner, taking into consideration the jurisdictions in which we operate. Due to outstanding indemnification agreements the tax payable on select disposals made in recent years has not been finally determined. Although we are confident that tax returns have been appropriately prepared and filed, there is risk that additional tax may be assessed on certain transactions or that the deductibility of certain expenditures may be disallowed for tax purposes. Our policy is to estimate tax risk to the best of our ability and provide accordingly for those risks and take positions in which a high degree of confidence exists that the tax treatment will be accepted by the tax authorities. The policy with respect to deferred taxation is to provide in full for temporary differences using the liability method.

Deferred tax assets and deferred tax liabilities are computed by assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The carrying value of deferred tax assets is adjusted by a valuation allowance to the extent that these deferred tax assets are not considered to be realized on a more likely than not basis. Realization of deferred tax assets is based, in part, on our judgment and is dependent upon our ability to generate future taxable income in jurisdictions where such assets have arisen. Valuation allowances are recorded in order to reduce the deferred tax assets to the amount expected to be realized in the future. In assessing the adequacy of our valuation allowances we consider various factors including reversal of deferred tax liabilities, future taxable income and potential tax planning strategies.

Long-Lived Assets

We are required to assess whether the value of our long-lived assets, including our buildings, improvements, technical and other equipment, and amortizable intangible assets have been impaired whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets that are held and used is measured by comparing the sum of the future undiscounted cash flows expected to be derived from an asset (or a group of assets) to their carrying value. If the carrying value of the asset (or the group of assets) exceeds the sum of the future undiscounted cash flows, impairment is considered to exist. If impairment is considered to exist based on undiscounted cash flows, the impairment charge is measured using an estimation of the assets’ fair value, typically using a discounted cash flow method. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires us to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. These estimates are subject to revision as market conditions and our assessments change. No impairment indicators were noted for the years ended December 31, 2011 and 2010. Our operating results for the year ended December 31, 2009 include an aggregate customer-related intangible asset impairment charge of $245 million.

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

Factors Affecting Nielsen’s Financial Results

Acquisitions and Investments in Affiliates

For the year ended December 31, 2011, we paid cash consideration of $132 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2011, the impact on our consolidated results of operations would not have been material.

For the year ended December 31, 2010, we paid cash consideration of $55 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2010, the impact on our consolidated results of operations would not have been material.

For the year ended December 31, 2009, we paid cash consideration of $50 million associated with both current period and previously executed acquisitions and investments in affiliates, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2009, the impact on our consolidated results of operations would not have been material.

Divestitures

During the year ended December 31, 2011, we received net cash proceeds of $5 million associated with previously executed business divestitures.

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

See Note 4 — “Business Divestitures” — to our consolidated financial statements.

Transactions with Sponsors

In connection with the Acquisition, certain of our subsidiaries and the Sponsors entered into Advisory Agreements (the “Sponsor Advisory Agreements”), which provided for an annual management fee, in connection with planning, strategy, oversight and support to management, and were payable quarterly and in advance to each Sponsor, on a pro rata basis, for the eight year duration of the agreements, as well as reimbursements for each Sponsor’s respective out-of-pocket expenses in connection with the management services provided under the agreement (the “Sponsor Advisory Fees”).

On January 31, 2011, each of our subsidiaries party to the Advisory Agreements agreed, along with the Sponsors, to terminate all such agreements in exchange for a settlement of $102 million and we recorded a charge of $61 million (net of tax of $41 million). The pre-tax amount of this charge was recorded as a component of selling, general and administrative expenses in our consolidated statement of operations. We recorded $12 million in selling, general and administrative expenses related to management fees, travel and consulting attributable to a number of the Sponsors for both the years ended December 31, 2010 and 2009.

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

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
U.S. Dollar	50%	52%	53%
Euro	14%	14%	16%
Other Currencies	36%	34%	31%

Total	100%	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.39 to €1.00, $1.33 to €1.00 and $1.39 to €1.00 for the years ended December 31, 2011, 2010 and 2009, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

We have operations in both our Buy and Watch segments in Venezuela and our functional currency for these operations was the Venezuelan bolivares fuertes. Venezuela’s currency was considered hyperinflationary as of January 1, 2010 and further, in January 2010, Venezuela’s currency was devalued and a new currency exchange rate system was announced. We evaluated the new exchange rate system and concluded that our local currency transactions will be denominated in U.S. dollars effective as of January 1, 2010 and until Venezuela’s currency is deemed to be non hyperinflationary. We recorded a charge of $7 million associated with the currency devaluation in January 2010 in our foreign exchange transaction (losses)/gains, net line item in the consolidated statement of operations. In June 2010, a further revision to the currency exchange rate system was made and in December 2010, the government of Venezuela eliminated the preferential exchange rate. Neither the impact of the hyperinflationary accounting or the subsequent changes to the exchange rate system had a material impact on our consolidated results of operations for the years ended December 31, 2011 or 2010, nor are they expected to have an impact on our consolidated financial statements prospectively.

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

Results of Operations—(Years Ended December 31, 2011, 2010 and 2009)

The following table sets forth, for the periods indicated, the amounts included in our Consolidated Statements of Operations:

	Year Ended December 31,
(IN MILLIONS)	2011	2010	2009
Revenues	$5,532	$5,126	$4,808

Cost of revenues, exclusive of depreciation and amortization shown separately below	2,237	2,129	2,023
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,886	1,648	1,523
Depreciation and amortization	529	558	557
Impairment of goodwill and intangible assets	—	—	527
Restructuring charges	84	61	62

Operating income	796	730	116

Interest income	6	5	7
Interest expense	(456)	(660)	(644)
Loss on derivative instruments	(1)	(27)	(60)
Foreign currency exchange transaction (losses)/gains, net	(9)	135	(2)
Other expense, net	(209)	(81)	(17)

Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	127	102	(600)
(Provision)/benefit for income taxes	(20)	46	195
Equity in net income/(loss) of affiliates	3	5	(22)

Income/(loss) from continuing operations	110	153	(427)
Income/(loss) from discontinued operations, net of tax	1	(22)	(61)

Net income/(loss)	111	131	(488)
Net income attributable to noncontrolling interests	2	2	2

Net income/(loss) attributable to The Nielsen Company B.V.	$109	$129	$(490)

Consolidated Results for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues

Our revenues increased 7.9% to $5,532 million for the year ended December 31, 2011 from $5,126 million for the year ended December 31, 2010, or 5.6% on a constant currency basis, which excludes a 2.3% favorable impact of changes in foreign currency exchange rates. These increases were driven by a 9.7% increase within our Buy segment (6.7% on a constant currency basis) and a 5.1% increase within our Watch segment (3.8% on a constant currency basis), and a 6.5% increase in our Expositions segment (6.5% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 5.1% to $2,237 million for the year ended December 31, 2011 from $2,129 million for the year ended December 31, 2010, or 2.8% on a constant currency basis, excluding a 2.3% unfavorable impact of changes in foreign currency exchange rates. These increases resulted from a 9.7% increase within our Buy segment (6.7% on a constant currency basis) due to the global expansion of our services. Costs within our Watch segment decreased 1.7% (3.2% on a constant currency basis) due primarily to productivity savings and product portfolio management initiatives in our Television measurement business. Corporate costs decreased by approximately $8 million in 2011 as compared to 2010 driven by certain cost savings initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative (“SG&A”) expenses increased 14.4% to $1,886 million for the year ended December 31, 2011 from $1,648 million for the year ended December 31, 2010, or 11.7% on a constant currency basis, excluding a 2.7% unfavorable impact of changes in foreign currency exchange rates. These increases were driven by an 11.4% increase within our Buy segment (8.3% on a constant currency basis) due to increases in data acquisition and client service costs associated with the global expansion of our services as well as a 7.4% increase within our Watch segment (5.5% on a constant currency basis) due to increased investment in cross-platform measurement initiatives. Corporate costs increased by approximately $76 million primarily as a result of a $102 million charge for the termination and settlement of the Sponsor Advisory Agreements partially offset by certain cost savings initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $529 million for the year ended December 31, 2011 as compared to $558 million for the year ended December 31, 2010. Depreciation and amortization expense associated with tangible and intangibles assets acquired in business combinations decreased to $182 million for the year ended December 31, 2011 from $215 million for the year ended December 31, 2010 resulting from lower amortization on purchase price adjustments from the Acquisition for certain software and other assets that became fully amortized. This decline was partially offset by increases in depreciation and amortization expense associated with additional capital expenditures and acquisitions.

Restructuring Charges

Other Productivity Initiatives

We recorded $84 million in restructuring charges associated with productivity initiatives during the year ended December 31, 2011. These amounts primarily related to severance charges associated with employee terminations.

We recorded $70 million in restructuring charges associated with productivity initiatives during the year ended December 31, 2010. Of these amounts, approximately $11 million related to property lease termination charges with the remainder relating to severance charges associated with employee terminations.

Transformation Initiative

The Transformation Initiative has been completed in all aspects as of the year ended December 31, 2011. We recorded net credits of $9 million in restructuring charges, associated with adjustments to previously established liabilities for employee severance and other benefits for the year ended December 31, 2010.

Operating Income

Operating income for the year ended December 31, 2011 was $796 million compared to operating income of $730 million for the year ended December 31, 2010. Operating income of $432 million for the year ended December 31, 2011 within our Buy segment increased from $414 million for the year ended December 31, 2010. Operating income within our Watch segment of $462 million for the year ended December 31, 2011 increased from $367 million for the year ended December 31, 2010. Operating income within our Expositions segment was $60 million for the year ended December 31, 2011 as compared to $49 million for the year ended December 31, 2010. Corporate operating expenses increased to $158 million for the year ended December 31, 2011 from $100 million for the year ended December 31, 2010.

Interest Expense

Interest expense was $456 million for the year ended December 31, 2011 compared to $660 million for the year ended December 31, 2010. The decline related to the impact of debt retirements and lower interest cost on derivative instruments, partially offset by increases in interest cost associated with our senior secured term loans.

Loss on Derivative Instruments

The loss on derivative instruments was $1 million for the year ended December 31, 2011 compared to a loss of $27 million for the year ended December 31, 2010. The reduction in losses resulted from the maturity of $2.3 billion in notional amount of interest rate swaps between February 2010 and November 2010 for which hedge accounting was discontinued in February 2009.

Foreign Currency Exchange Transaction (Losses)/Gains, Net

Foreign currency exchange transaction (losses)/gains, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.39 to €1.00 for the year ended December 31, 2011 as compared to $1.33 to €1.00 for the year ended December 31, 2010.

Foreign currency exchange resulted in a $9 million loss for the year ended December 31, 2011 compared to a gain of $135 million for the year ended December 31, 2010. The loss in 2011 resulted primarily from fluctuations in certain currencies associated with a portion of our intercompany loan portfolio and the fluctuation in Japanese Yen as compared to the Euro applied to our Japanese Yen denominated debenture. The gains in 2010 resulted primarily from the fluctuation in the value of the U.S. Dollar against the Euro applied to certain of our Euro-denominated senior secured term loans that were subsequently designated as net investment hedges and debentures that were subsequently retired as well as fluctuations in certain currencies including the Euro and Canadian dollar associated with a portion of our intercompany loan portfolio.

Other Expense, Net

Other expense, net of $209 million for the year ended December 31, 2011 includes charges of approximately $231 million associated with the redemption and subsequent retirement of certain indebtedness through the use of proceeds generated from Holdings’ initial public offering of common stock and concurrent offering of mandatory convertible subordinated bonds. The charges related to the associated redemption premiums and recognition of previously deferred financing costs. These charges were partially offset by $10 million of other gains primarily related to an acquisition of the remaining interest of a previously nonconsolidated subsidiary and $12 million of other gains, primarily relating to the settlement of certain patent infringement matters.

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

Income/(Loss) from Continuing Operations Before Income Taxes and Equity in Net Income/(Loss) of Affiliates

Income was $127 million for the year ended December 31, 2011 compared to $102 million for the year ended December 31, 2010.

Income Taxes

The effective tax rates for the years ended December 31, 2011 and 2010 were 16% and 45% (benefit), respectively. The effective tax rate for the year ended December 31, 2011 was lower than the statutory rate primarily due to the favorable effect of certain financing activities, release of valuation allowances and the impact of tax rate differences in the other jurisdictions where we file returns, partially offset by withholding taxes and provision for uncertain tax positions. The effective tax benefit rate for the year ended December 31, 2010 was lower than the statutory rate primarily due to the favorable effect of certain foreign currency exchange gains, financing activities, release of valuation allowances and the impact of the tax rate differences in the other jurisdictions where we file tax returns partially offset by withholding taxes.

At December 31, 2011 and 2010, we had gross uncertain tax positions of $96 million and $114 million, respectively. We also have accrued interest and penalties associated with these uncertain tax positions as of December 31, 2011 and 2010 of $29 million and $25 million, respectively. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of our provision or benefit for income taxes. It is reasonably possible that a reduction in a range of $8 million to $19 million of uncertain tax positions may occur within the next twelve months as a result of projected resolutions of worldwide tax disputes.

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

Equity in Net Income/(Loss) of Affiliates

Equity in net income of affiliates was $3 million for the year ended December 31, 2011 as compared to $5 million of income for the year ended December 31, 2010.

Consolidated Results for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues

Revenues increased 6.6% to $5,126 million for the year ended December 31, 2010 from $4,808 million for the year ended December 31, 2009, or 6.1% on a constant currency basis, which excludes a 0.5% favorable impact of changes in foreign currency exchange rates. These increases were driven by an 8.6% increase within our Buy segment (7.6% on a constant currency basis) and a 4.7% increase within our Watch segment (4.6% on a constant currency basis), offset in part by a 6.6% decline in our Expositions segment (6.7% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 5.2% to $2,129 million for the year ended December 31, 2010 from $2,023 million for the year ended December 31, 2009, or 5.0% on a constant currency basis, excluding a 0.2% unfavorable impact of changes in foreign currency exchange rates. These increases resulted from a 7.5% increase within our Buy segment (7.2% on a constant currency basis) due to the global expansion of our services. Costs within our Watch segment increased slightly due to volume while costs within our Expositions segment remained flat. Corporate costs increased by approximately $9 million in 2010 as compared to 2009 driven by certain infrastructure investments.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

SG&A expenses increased 8.3% to $1,648 million for the year ended December 31, 2010 from $1,523 million for the year ended December 31, 2009, or 7.6% on a constant currency basis, excluding a 0.7% unfavorable impact of changes in foreign currency exchange rates. These increases were driven by an 8.6%

increase within our Buy segment (7.3% on a constant currency basis) due to increases in client service costs associated with the global expansion of our services as well as a 13.7% increase within our Watch segment (13.4% on a constant currency basis) due to increased investment in cross-platform measurement initiatives. Corporate costs increased by approximately $15 million as a result of increased investment in global product initiatives, a $3 million increase in stock-based compensation expense and costs attributable to the initial public offering of Holdings’ common stock consummated in January 2011. These increases were partially offset by a 36.8 % decline in our Expositions segment due to the impact of cost savings initiatives

Depreciation and Amortization

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

Restructuring Charges

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

Operating Income

Operating income for the year ended December 31, 2010 was $730 million compared to operating income of $116 million for the year ended December 31, 2009. Operating income of $414 million for the year ended December 31, 2010 within our Buy segment increased from $324 million for the year ended December 31, 2009. Operating income within our Watch segment was $367 million for the year ended December 31, 2010 compared to a loss of $36 million for the year ended December 31, 2009. Operating income within our Expositions segment was $49 million for the year ended December 31, 2010 as compared to a loss of $105 million for the year ended December 31, 2009. Corporate operating expenses increased to $100 million for the year ended December 31, 2010 from $67 million for the year ended December 31, 2009.

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

Foreign currency exchange resulted in a $135 million gain for the year ended December 31, 2010 compared to a loss of $2 million for the year ended December 31, 2009. The gains in 2010 resulted primarily from the fluctuation in the value of the U.S. Dollar against the Euro applied to certain of our Euro denominated senior secured term loans that, in July 2010 were designated as net investment hedges and debenture loans as well as fluctuations in certain currencies including the Euro and Canadian dollar associated with a portion of our intercompany loan portfolio.

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

Income/(Loss) from Continuing Operations Before Income Taxes and Equity in Net Income/(Loss) of Affiliates

Income was $102 million for the year ended December 31, 2010 compared to a loss of $600 million for the year ended December 31, 2009. The change primarily relates to the impairment of goodwill and intangible assets in September 2009, lower derivative losses, higher foreign currency exchange transaction gains and improved business performance primarily attributable to revenue growth.

Income Taxes

The effective tax benefit rates for the years ended December 31, 2010 and 2009 were 45% (benefit) and 33%, respectively. The effective tax rate benefit for the year ended December 31, 2010 was lower than the statutory rate primarily due to the favorable effect of certain foreign currency exchange gains, financing activities, release of valuation allowances and the impact of the tax rate differences in the other jurisdictions where we file tax returns, partially offset by withholding taxes. The effective tax rate for the year ended December 31, 2009 was higher than the statutory tax rate primarily due to state and foreign withholding taxes and the impact of the tax rate differences in other jurisdictions where we file tax returns, which is partially offset by impairments of goodwill and intangible assets, which had a tax basis significantly lower than the underlying book basis and therefore a lower tax benefit.

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

Business Segment Results for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues

The table below sets forth our segment revenue performance data for the year ended December 31, 2011 compared to the year ended December 31, 2010, both on an as-reported and constant currency basis.

(IN MILLIONS)	Year Ended December 31, 2011	Year Ended December 31, 2010	% Variance 2011 vs. 2010 Reported	Year Ended December 31, 2010 Constant Currency	% Variance 2011 vs. 2010 Constant Currency
Revenues by segment
Buy	$3,409	$3,108	9.7%	$3,196	6.7%
Watch	1,944	1,850	5.1%	1,873	3.8%
Expositions	179	168	6.5%	168	6.5%

Total	$5,532	$5,126	7.9%	$5,237	5.6%

Buy Segment Revenues

Revenues increased 9.7% to $3,409 million for the year ended December 31, 2011 from $3,108 million for the year ended December 31, 2010, or 6.7% on a constant currency basis driven by a 17.8% increase in Developing markets (15.0% on a constant currency basis) and a 6.1% increase in Developed markets (3.0% on a constant currency basis), as our customers continue to expand geographically and increase their spending on analytical services.

Revenues from Information services increased 11.2% to $2,534 million for the year ended December 31, 2011 from $2,278 million for the year ended December 31, 2010, or 7.9% on a constant currency basis,

excluding a 3.3% favorable impact of changes in foreign currency exchange rates. These increases were driven by 20.0% growth in Developing Markets (17.1% on a constant currency basis) as a result of continued expansion of both our retail measurement and consumer panel services to both new and existing customers and new markets. Revenue from Developed Markets increased 7.5% (4.0% on a constant currency basis) due primarily to growth in retail measurement services in North America from new and existing customers.

Revenues from Insights services increased 5.4% to $875 million for the year ended December 31, 2011 from $830 million for the year ended December 31, 2010, or 3.2% on a constant currency basis, excluding a 2.2% favorable impact of changes in foreign currency exchange rates. These increases were driven by strong growth in our Developing Markets due to increases in customer discretionary spending on new product forecasting and other analytical services, which can be cyclical in nature.

Watch Segment Revenues

Revenues increased 5.1% to $1,944 million for the year ended December 31, 2011 from $1,850 million for the year ended December 31, 2010, or 3.8% on a constant currency basis. Television measurement grew 4.7% driven by increases in spending from existing customers globally on both new and existing services.

Expositions Segment Revenues

Revenues increased 6.5% to $179 million for the year ended December 31, 2011 from $168 million for the year ended December 31, 2010. Substantially all of this growth was driven by increases in exhibitors for certain sectors of existing shows with the remaining growth driven by the impact of acquisitions, net of certain show closures.

Business Segment Operating Income/(Loss)

We do not allocate items below operating income/(loss) to our business segments and therefore the table below sets forth a summary of operating income/(loss) at the business segment level for the years ended December 31, 2011 and 2010.

(IN MILLIONS)	Year Ended December 31, 2011	Year Ended December 31, 2010	Variance 2011 vs. 2010 Reported
Operating income/(loss) by segment
Buy	$432	$414	$18
Watch	462	367	95
Expositions	60	49	11
Corporate	(158)	(100)	(58)

Total	$796	$730	$66

Buy. Operating income was $432 million for the year ended December 31, 2011 as compared to $414 million for the year ended December 31, 2010 due to the revenue performance mentioned above and the favorable impact of changes in foreign currency exchange rates. This performance was offset in part by higher restructuring charges and investments in Developing Markets expansion.

Watch. Operating income was $462 million for the year ended December 31, 2011 as compared to $367 million for the year ended December 31, 2010. The increase was driven by the revenue performance discussed above, the impact of productivity initiatives and the decrease in depreciation and amortization expense associated with technology infrastructure initiatives and Local People Meters.

Expositions. Operating income was $60 million for the year ended December 31, 2011 as compared to $49 million for the year ended December 31, 2010 driven primarily by the revenue performance discussed above, as well as lower depreciation expense.

Corporate and Eliminations. Operating loss was $158 million for the year ended December 31, 2011 as compared to an operating loss of $100 million for the year ended December 31, 2010 due primarily to the $102 million charge for the termination and settlement of the Sponsor Advisory Agreement as well as certain costs attributable to the initial public offering of Holdings’ common stock, offset by lower restructuring charges.

Business Segment Results for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues

The table below sets forth our segment revenue performance data for the year ended December 31, 2010 compared to the year ended December 31, 2009, both on an as-reported and constant currency basis.

(IN MILLIONS)	Year Ended December 31, 2010	Year Ended December 31, 2009	% Variance 2010 vs. 2009 Reported	Year Ended December 31, 2009 Constant Currency	% Variance 2010 vs. 2009 Constant Currency
Revenues by segment
Buy	$3,108	$2,861	8.6%	$2,889	7.6%
Watch	1,850	1,767	4.7%	1,769	4.6%
Expositions	168	180	(6.6)%	180	(6.7)%

Total	$5,126	$4,808	6.6%	$4,838	6.1%

Buy Segment Revenues

Revenues increased 8.6% to $3,108 million for the year ended December 31, 2010 from $2,861 million for the year ended December 31, 2009, or 7.6% on a constant currency basis driven by a 20.3% increase in Developing markets (15.9% on a constant currency basis) and a 4.2% increase in Developed markets (4.3% on a constant currency basis), as our customers continue to expand geographically and increase their spending on analytical services.

Revenues from Information services increased 6.1% to $2,278 million for the year ended December 31, 2010 from $2,148 million for the year ended December 31, 2009, or 5.2% on a constant currency basis, excluding a 0.9% favorable impact of changes in foreign currency exchange rates. These increases were driven by a 17.1% growth in Developing Markets (13.4% on a constant currency basis) as a result of continued expansion of both our retail measurement and consumer panel services to both new and existing customers and new markets. Revenue from Developed Markets increased 1.9% (2.0% on a constant currency basis) as growth in retail measurement services in Western Europe and North America, primarily to existing customers, was offset by the impact of the divestiture of our box office scanning business.

Revenues from Insights services increased 16.4% to $830 million for the year ended December 31, 2010 from $713 million for the year ended December 31, 2009, or 14.8% on a constant currency basis, excluding a 1.6% favorable impact of changes in foreign currency exchange rates. These increases were driven by strong growth in both Developed and Developing Markets due to increases in customer discretionary spending on new product forecasting and other analytical services, which can be cyclical in nature.

Watch Segment Revenues

Revenues increased 4.7% to $1,850 million for the year ended December 31, 2010 from $1,767 million for the year ended December 31, 2009, or 4.6% on a constant currency basis. Television measurement grew 3.9% as increases in spending from existing customers offset declines attributable to a planned international market closure. Online and Mobile grew 14.3% as increases in both new and existing customer spending were offset slightly by the timing of certain client deliverables as compared to the prior year.

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

(IN MILLIONS)	Year Ended December 31, 2010	Year Ended December 31, 2009	Variance 2010 vs. 2009 Reported
Operating income/(loss) by segment
Buy	$414	$324	$90
Watch	367	(36)	403
Expositions	49	(105)	154
Corporate	(100)	(67)	(33)

Total	$730	$116	$614

Buy. Operating income increased 27.8% to $414 million for the year ended December 31, 2010 from $324 million for the year ended December 31, 2009 due to the strong revenue performance mentioned above as well as lower restructuring charges, depreciation and amortization and the impact of changes in foreign currency exchange rates, offset in part by investments in Developing Markets expansion.

Watch. Operating income was $367 million for the year ended December 31, 2010 as compared to a loss of $36 million for the year ended December 31, 2009. The increase was driven by the impact of impairment charges recorded in 2009 and the revenue performance discussed above, which was offset by the impact of the planned international market closure, $25 million in increased depreciation and amortization expense associated with technology infrastructure initiatives and Local People Meters and increased investment in cross-platform measurement initiatives.

Expositions. Operating income was $49 million for the year ended December 31, 2010 as compared to a loss of $105 million for the year ended December 31, 2009 driven by the impact of impairment charges recorded in 2009 as well as lower depreciation expense and the costs savings effects of the Transformation Initiative and other productivity initiatives.

Corporate and Eliminations. Operating loss was $100 million for the year ended December 31, 2010 as compared to an operating loss of $67 million for the year ended December 31, 2009 due to increases in certain product investments and global infrastructure costs as well as higher restructuring charges and costs attributable to Holdings’ initial public offering of common stock.

Liquidity and Capital Resources

Overview and 2011 Capital Markets Transactions

Our contractual obligations, commitments and debt service requirements over the next several years are significant. We expect that our primary source of liquidity will continue to be cash generated from operations as well as existing cash. At December 31, 2011, cash and cash equivalents were $318 million and our total indebtedness was $6,481 million. In addition, we also had $616 million available for borrowing under our senior secured revolving credit facility at December 31, 2011. Our cash interest paid for the years ended December 31, 2011, 2010 and 2009 was $433 million, $531 million and $495 million, respectively.

Of the $318 million in cash and cash equivalents, approximately $281 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

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

On January 31, 2011, Holdings completed an initial public offering of 82,142,858 shares of its €0.07 par value common stock at a price of $23.00 per share, generating proceeds of approximately $1,801 million, net of $88 million of underwriter discounts. Concurrent with its offering of common stock, Holdings issued $288 million in aggregate principal amount of 6.25% Mandatory Convertible Subordinated Bonds due February 1, 2013 (“the Bonds”), generating proceeds of approximately $277 million, net of $11 million of underwriter discounts. Holdings contributed substantially all of the combined net proceeds associated with the aforementioned transactions to us and we utilized the contributed amount to settle the Sponsor Advisory Agreements (See Note 14 to our consolidated financial statements—“Investments in Affiliates and Related Party Transactions” for information regarding these agreements) and redeem and retire certain issuances of our long-term indebtedness as follows:

•

In February 2011, we paid approximately $201 million to redeem $164 million of our outstanding $467 million ($500 million aggregate principal amount) 11.50% Senior Discount Notes Due 2016 with a redemption cost of the stated rate applied to the principal amount being redeemed plus a proportionate amount of accrued interest to the principal amount.

•

In February 2011, we paid approximately $129 million to redeem $107 million of our outstanding $307 million ($330 million aggregate principal amount) 11.625% Senior Discount Notes Due 2014 with a redemption cost of the stated rate applied to the principal amount being redeemed plus a proportionate amount of accrued interest to the principal amount.

•

In February 2011, we paid approximately $1,133 million to redeem all of our outstanding $999 million ($1,070 million aggregate principal amount) 12.50% Senior Subordinated Discount Notes Due 2016 at a price of 105.89% of the aggregate principal amount.

•

In February and March 2011, we paid approximately $495 million to redeem all of our outstanding 11.125% Senior Discount Debenture Notes due 2016 at a price of 104.87% of the aggregate principal amount.

We recorded a total debt extinguishment charge of approximately $145 million (net of tax of $86 million) in our consolidated statement of operations for the year ended December 31, 2011 associated with these redemptions. The pre-tax amount of this charge was recorded in other expense, net in the consolidated statements of operations.

Financing Transactions

The description of the senior secured term loan facilities and revolving facility under the Senior Secured Credit Agreement below is as of December 31, 2011. The description of the senior secured term loans under the Senior Secured Loan Agreement below is as of December 31, 2011.

Term Loan Facilities

In August 2006, certain of our subsidiaries entered into a senior secured credit agreement that was amended and restated in June 2009 (the “Senior Secured Credit Agreement”). The Senior Secured Credit Agreement provides for two term loan facilities of $1,610 million and €227 million maturing in 2013 and four term loan facilities, including two dollar-denominated term loan facilities totaling $2,386 million and two Euro-denominated term loan facilities totaling €273 million, maturing in 2016, for which total outstanding borrowings were $4,156 million at December 31, 2011.

We are required to repay installments on the borrowings under the senior secured term loan facilities due 2016 in quarterly principal amounts of 0.25% of their original principal amount, with the remaining amount payable upon maturity.

Borrowings under the senior secured term loan facilities bear interest at a rate as determined by the type of borrowing, equal to either (a) a “base rate” determined by reference to the higher of (1) the federal funds rate plus 0.5% or (2) the prime rate or (b) a LIBOR rate for the currency of such borrowings, plus, in each case, an applicable margin. The applicable margins for the senior secured term loans that mature in 2013 vary depending on our secured leverage ratio, from 2.00% to 2.25% in the case of LIBOR loans and from 1.00% to 1.25% in the case of base rate loans. The applicable margins for two of the senior secured term loans that mature in 2016 are set at a fixed rate of 3.75% in the case of LIBOR loans and 2.75% in the case of base rate loans, and the margin for the remaining 2016 term loans vary depending upon our total leverage and credit rating, from 3.25% to 3.75% in the case of LIBOR loans and from 2.25% to 2.75% in the case of base rate loans.

The Senior Secured Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of our subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to us. Such restricted net assets amounted to approximately $4.9 billion at December 31, 2011. In addition, these entities are required to maintain a maximum total leverage ratio and a minimum interest coverage ratio. We are not currently bound by any financial or negative covenants contained in the credit agreement. The Senior Secured Credit Agreement also contain certain customary affirmative covenants and events of default. Certain significant financial covenants are described further below.

In June 2009, we also entered into a Senior Secured Loan Agreement with Goldman Sachs Lending Partners LLC (the “Senior Secured Loan Agreement”), which provides for senior secured term loans in the aggregate principal amount of $500 million bearing interest at a fixed rate of 8.50%. These 2009 term loans are secured on a pari passu basis with our existing obligations under our Senior Secured Credit Agreement and have a maturity of eight years. The net proceeds from the issuance of the 2009 term loans of approximately $481 million were used in their entirety to pay down senior secured term loan facilities under the Senior Secured Credit Agreement.

The Senior Secured Loan Agreement also include negative covenants, subject to significant exceptions, restricting or limiting the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries to, among other things, incur, assume or permit to exist additional indebtedness or guarantees, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, sell certain assets, transact with affiliates and enter into agreements limiting subsidiary distributions. We are not bound by any financial or negative covenants contained in the Senior Secured Loan Agreement. The Senior Secured Loan Agreement also contains certain customary affirmative covenants and events of default.

Obligations under the Senior Secured Credit Agreement and Senior Secured Loan Agreement are guaranteed by us, substantially all of our wholly owned U.S. subsidiaries and certain of our non-U.S. wholly-owned subsidiaries, and are secured by substantially all of the existing and future property and assets of our U.S. subsidiaries and by a pledge of substantially all of the capital stock of our guarantors, the capital stock of substantially all of our U.S. subsidiaries, and up to 65% of the capital stock of certain of our non-U.S. subsidiaries. Under a separate security agreement, substantially all of our assets are pledged as collateral for amounts outstanding under the senior secured credit facilities.

Subsequent Event

In February 2012, we amended and restated the Senior Secured Credit Agreement to provide for a new five-year amortizing term loan facility in an aggregate principal amount of $1,222 million, the proceeds from which were used to repay a corresponding amount of our existing senior secured term loans due 2013. Borrowings under this new term loan facility bear interest at a rate as determined by the type of borrowing, equal to either the “base rate” or LIBOR rate, plus, in each case, an applicable margin. The applicable margin on base rate loans under this new term loan facility ranges from 0.75% to 1.50% based on a total leverage ratio. The applicable margin on LIBOR loans under this new term loan facility ranges from 1.75% to 2.50% based on the total leverage ratio. Loans under this new term loan facility mature in full in February 2017, but the maturity date shall be January 2016 if at such time there is more than $750 million in the aggregate of existing other term loans under the Senior Secured Credit Agreement with a maturity of May 2016. The loans under this new term loan facility are required to be repaid in an amount equal to 5% of the original principal amount in the first year after the closing date, 5% in the second year, 10% in the third year, 10% in the fourth year and 70% in the fifth year (with payments in each year being made in equal quarterly installments other than the fifth year, in which payments shall be equal to 3.33% of the original principal amount of loans in each of the first three quarters and the remaining principal balance due in February 2017 (unless repayment is required in January 2016 as indicated above)). Loans under this new term loan facility are secured on a pari passu basis with our existing obligations under the Senior Secured Credit Agreement and Senior Secured Loan Agreement.

Revolving Credit Facility

The Senior Secured Credit Agreement also contains a senior secured revolving credit facility under which Nielsen Finance LLC, TNC (US) Holdings, Inc., and Nielsen Holding and Finance B.V. can borrow revolving loans. The revolving credit facility can also be used for letters of credit, guarantees and swingline loans. In March 2011, we amended the Senior Secured Credit Agreement to provide for the termination of the existing revolving credit commitments totaling $688 million, which had a final maturity date of August 2012, and their replacement with new revolving credit commitments totaling $635 million with a final maturity date of April 2016.

Revolving loans made pursuant to the new revolving credit commitments may be drawn in U.S. Dollars or Euros (at the election of the borrowers) and bear a tiered floating interest rate depending on a total leverage ratio, from 2.25% to 3.50% in the case of LIBOR borrowings and from 1.25% to 2.50% in the case of base rate borrowings. A commitment fee is payable on the unused portion of the new revolving credit commitments ranging from 0.375% to 0.75% also depending on the total leverage ratio.

The senior secured revolving credit facility is provided under the Senior Secured Credit Agreement and so contains covenants and restrictions as noted above with respect to the Senior Secured Credit Agreement under the “Term loan facilities” section above. Obligations under the revolving credit facility are guaranteed by the same entities that guarantee obligations under the Senior Secured Credit Agreement and Senior Secured Loan Agreement.

As of December 31, 2011 and 2010, we had no borrowings outstanding, but had outstanding letters of credit of $19 million and $20 million, respectively. As of December 31, 2011, we had $616 million available for borrowing under the revolving credit facility.

Debenture Loans

The indentures governing the Senior Notes and Senior Subordinated Discount Notes limit the majority of our subsidiaries’ ability to incur additional indebtedness, pay dividends or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies subject to certain exceptions. Upon a change in control, we are required to make an offer to redeem all of the Senior Notes and Senior Subordinated Discount Notes at a redemption price equal to the 101% of the aggregate accreted principal amount plus accrued and unpaid interest. The Senior Notes and Senior Subordinated Discount Notes are jointly and severally guaranteed by us, substantially all of our wholly owned U.S. subsidiaries, and certain of our non-U.S. wholly-owned subsidiaries.

Overview of Financing Transactions

We entered into the following transactions in 2009:

•

In January 2009, we issued $330 million in aggregate principal amount of 11.625 % Senior Notes due 2014 at an issue price of $297 million with cash proceeds of approximately $290 million, net of fees and expenses.

•

In February 2009, we entered into two three-year forward interest rate swap agreements with starting dates in November 2009. These agreements fix the LIBOR-related portion of interest rates for $500 million of our variable-rate debt at an average rate of 2.47%. The commencement date of the interest rate swaps coincides with a $1 billion notional amount interest rate swap maturity that was entered into in November 2006. These derivative instruments have been designated as interest rate cash flow hedges.

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

•

In April 2009, we issued $500 million in aggregate principal amount of 11.50% Senior Notes due 2016 at an issue price of $461 million with cash proceeds of approximately $452 million, net of fees and expenses.

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

We entered into the following transactions during 2010:

•

In March 2010, we entered into a three-year interest swap to fix the LIBOR-related portion of interest rates for $250 million of the our variable-rate debt at 1.69%. This swap replaced the $500 million notional amount interest rate swap that matured on February 9, 2010. This derivative instrument has been designated as an interest rate cash flow hedge.

•	In May 2010, our €50 million variable rate EMTN matured and was repaid.

•

In August 2010, we completed a term loan extension offer in accordance with the terms of our 2006 Senior Secured Credit Facilities. In connection with completing the term loan extension offer and in order to document the terms of the new Class C term loans, as of such date we entered into an amendment to the 2006 Senior Secured Credit Facilities (the “2010 Amendment”). Pursuant to the term loan extension offer and the 2010 Amendment, approximately $1,495 million of our Class A term loans (which mature August 2013) and approximately $5 million of our Class B term loans (which mature May 2016) were exchanged for the same principal amount of new Class C term loans. The new Class C term loans mature on May 1, 2016 and bear a tiered floating interest rate of LIBOR plus a margin of (x) 3.75% to the extent that Nielsen Finance LLC’s Total Leverage Ratio (as defined in the 2006 Senior Secured Credit Facilities) is greater than 5.0 to 1.0 and (y) 3.50% to the extent that Nielsen Finance LLC’s Total Leverage Ratio (as defined in the 2006 Senior Secured Credit Facilities) is less than or equal to 5.0 to 1.0. The foregoing margins are also subject to a decrease of 0.25% in the event and for so long as Nielsen Finance LLC’s corporate credit and/or family rating, as applicable, from either S&P or Moody’s is at least BB- or Ba3, respectively. The Class C term loans will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount. No optional prepayments of Class C term loans may be made so long as any Class A or Class B term loans are outstanding. Except as set forth in the 2010 Amendment, the Class C term loans shall have the same terms as the Class B term loans.

•

In October 2010, we issued $750 million in aggregate principal amount of 7.75% Senior Notes due 2018 at an issue price of $745 million with cash proceeds of approximately $731 million, net of fees and expenses. In November 2010, we issued an additional $330 million in aggregate principal amount of 7.75% Senior Notes due 2018 at an issue price of $340 million with cash proceeds of approximately $334 million, net of fees and expenses.

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

•

In October and November 2010, we entered into an aggregate of $1 billion notional amount of three-year forward interest rate swap agreements with starting dates in November 2010. These agreements fix the LIBOR-related portion of interest rates of a corresponding amount of our variable-rate debt at an average rate of 0.72%. The commencement date of the interest rate swaps coincided with the $1 billion notional amount of interest rate swaps that matured in November 2010. Additionally, in November 2010 we entered into a $250 million notional amount three-year forward interest rate swap agreement with a starting date in November 2011, which fixes the LIBOR-related portion of interest rates of a corresponding amount of our variable-rate debt at a rate of 1.26%. These derivative instruments have been designated as interest rate cash flow hedges.

•	We elected to permanently repay $75 million of our existing term loans due August 2013 during 2010.

In addition to the initial public offering of Holdings’ common stock and related transactions, we entered into the following transactions during 2011:

•	During 2011, we elected to permanently repay $287 million of our existing term loans due August 2013.

•	In December 2011, our JPY 4,000 million 2.50% EMTN matured and was repaid.

•

In November 2011, we entered into a $125 million notional amount and a €125 million notional amount of four-year interest rate swap agreements with starting dates in November 2011. These agreements fix the LIBOR and Euro LIBOR-related portion of interest rates of a corresponding amount of our variable-rate debt at a rate of 0.84% and 1.30%, respectively. These derivative instruments have been designated as interest rate cash flow hedges.

•

In August 2011, we entered into $250 million in aggregate notional amount of four-year forward interest swap agreements with starting dates in September 2011. These agreements fix the LIBOR-related portion of a corresponding amount of our variable-rate debt at an average rate of 0.84%. These derivative instruments have been designated as interest rate cash flow hedges.

•

In March 2011, we entered into an amendment (the “Amendment Agreement”) to our Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009 (the “Credit Agreement”), among us, the other borrowers and guarantors party thereto, the lenders and other parties from time to time party thereto, and Citibank, N.A., as administrative agent. The Amendment Agreement documents the terms of new revolving credit commitments obtained by us in connection with a revolving credit commitment extension offer. In connection with the Amendment Agreement, we terminated the existing revolving credit commitments totaling $688 million, which had a final maturity date of August 9, 2012, and replaced them with new revolving credit commitments totaling $635 million with a final maturity date of April 1, 2016.

Cash Flows 2011 versus 2010

Operating activities. Net cash provided by operating activities was $659 million for the year ended December 31, 2011, compared to $544 million for the year ended December 31, 2010. The primary drivers for the increase in cash provided by operating activities was the growth in operating income excluding the impact of non-cash depreciation and amortization and lower interest payments. Our key collections performance measure, days billing outstanding (DBO), decreased by 1 day for the year ended December 31, 2011 compared to being relatively flat for the year ended December 31, 2010.

Investing activities. Net cash used in investing activities was $495 million for the year ended December 31, 2011, compared to $365 million for the year ended December 31, 2010. The drivers for the increase in the usage of cash from investing activities were the increase in acquisition payments and capital expenditures.

Financing activities. Net cash used in financing activities was $257 million for the year ended December 31, 2011, compared to $264 million for the year ended December 31, 2010. The decreased use of cash was driven by the results of the 2011 transactions described under the “Overview of Financing Transactions” section above.

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

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $367 million, $334 million and $282 million in 2011, 2010 and 2009, respectively. The increase in capital expenditures related to significant investments in technology infrastructure development.

Covenants

Financial covenants contained in our Credit Agreement consist of a maximum leverage ratio and a minimum interest coverage ratio as related to our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the facility) at the end of any calendar quarter to Covenant EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified threshold. Currently, the maximum permitted ratio is 7.0 to 1.0, with such maximum ratio declining to 6.25 to 1.0 for periods beginning October 1, 2012.

The interest coverage ratio requires that we not permit the ratio of Covenant EBITDA at the end of any calendar quarter to Consolidated Interest Expense (as defined in the Credit Agreement) for the four quarters then ended to be less than a specified threshold. Currently, the minimum permitted ratio is 1.60 to 1.0, with such minimum ratio declining to 1.50 to 1.0 for periods beginning October 1, 2012.

Failure to comply with either of these covenants would result in an event of default under our Credit Agreement unless waived by our senior credit lenders. An event of default under our Credit Agreement can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Credit Agreement and these covenants are material to us. As of December 31, 2011, we were in full compliance with the covenants described above.

Pursuant to our Credit Agreement, we are subject to making mandatory prepayments on the term loans within our Credit Agreement to the extent in any full calendar year we generate Excess Cash Flow (“ECF”), as defined in the Credit Agreement. The percentage of ECF that must be applied as a repayment is a function of several factors, including our ratio of total net debt to Covenant EBITDA, as well other adjustments, including any voluntary term loan repayments made in the course of the calendar year. To the extent any mandatory repayment is required pursuant to this ECF clause, such payment must generally occur on or around the time of the delivery of the annual consolidated financial statements to the lenders. At December 31, 2011, our ratio of total net debt to Covenant EBITDA was less than 5.00 to 1.00 and therefore no mandatory repayment was required. Our next ECF measurement date will occur upon completion of the 2012 results, and although the Company does not expect to be required to issue any mandatory repayments in 2013 or beyond, it is uncertain at this time if any such payments will be required in future periods beyond 2012.

Commitments and Contingencies

Outsourced Services Agreements

In February 2008, we amended and restated our Master Services Agreement dated June 16, 2004 (“MSA”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly “TCS”). The term of the amended and restated MSA is for ten years, effective October 1, 2007; with a one year renewal option granted to us, during which ten year period (or if we exercise our renewal option, eleven year period) we have committed to purchase at least $1 billion in services from TCS. We expect to satisfy this commitment by December 2012. Unless mutually agreed, the payment rates for services under the amended and restated MSA are not subject to adjustment due to inflation or changes in foreign currency exchange rates. TCS will provide us with Information Technology, Applications Development and Maintenance and Business Process Outsourcing services globally. The amount of the purchase commitment may be reduced upon the occurrence of certain events, some of which also provide us with the right to terminate the agreement.

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

Other Contractual Obligations. Our other contractual obligations include capital lease obligations (including interest portion), facility leases, leases of certain computer and other equipment, agreements to purchase data and telecommunication services, the payment of principal and interest on debt and pension fund obligations.

At December 31, 2011, the minimum annual payments under these agreements and other contracts that had initial or remaining non-cancelable terms in excess of one year are as listed in the following table. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2011, we are unable to make reasonably reliable estimates of the timing of any potential cash settlements with the respective taxing authorities. Therefore, $125 million of unrecognized tax benefits (which includes interest and penalties of $29 million) have been excluded from the contractual obligations table below. See Note 13 —“Income Taxes” —to the consolidated financial statements for a discussion on income taxes.

	Payments due by period
(IN MILLIONS)	Total	2012	2013	2014	2015	2016	Thereafter
Capital lease obligations and other debt(a)	$191	$26	$19	$15	$14	$14	$103
Operating leases(b)	330	83	64	52	41	35	55
Other contractual obligations(c)	588	418	117	23	15	13	2
Long-term debt, including current portion(a)	6,359	181	340	338	149	3,034	2,317
Interest(d)	1,702	360	339	315	296	203	189
Pension fund obligations(e)	58	58	—	—	—	—	—

Total	$9,228	$1,126	$879	$743	$515	$3,299	$2,666

(a)	Other debt includes bank overdrafts of $1 million and other short-term debt of $6 million due within one year. The payments have been shown to reflect the term loan refinancing executed in February 2012. Our short-term and long-term debt obligations, including capital lease and other financing obligations, are described in Note 10 —“Long-Term Debt and Other Financing Arrangements” —to our consolidated financial statements.

(b)	Our operating lease obligations are described in Note 15 —“Commitments and Contingencies” —to our consolidated financial statements.

(c)	Other contractual obligations represent obligations under agreement, which are not unilaterally cancelable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. The amounts presented above represent the minimum future annual services covered by purchase obligations including data processing, building maintenance, equipment purchasing, photocopiers, land and mobile telephone service, computer software and hardware maintenance, and outsourcing. Our remaining commitments under the outsourced services agreements with TCS have been included above on an estimated basis over the years within the contractual period in which we expect to satisfy our obligations.

(d)	Interest payments consist of interest on both fixed-rate and variable-rate debt. These amounts have been adjusted to reflect the term loan refinancing subsequent event described in Note 10 —“Long-Term Debt and Other Financing Arrangements”— to our consolidated financial statements.

(e)	Our contributions to pension and other post-retirement defined benefit plans were $54 million, $30 million and $44 million during 2011, 2010 and 2009, respectively. Future pension and other post-retirement benefits contributions are not determinable for time periods after 2012. See Note 9 —“Pensions and Other Post-Retirement Benefits”— to our consolidated financial statements for a discussion on plan obligations.

Guarantees and Other Contingent Commitments

At December 31, 2011, we were committed under the following significant guarantee arrangements:

Sub-lease guarantees. We provide sub-lease guarantees in accordance with certain agreements pursuant to which we guarantee all rental payments upon default of rental payment by the sub-lessee. To date, we have not been required to perform under such arrangements, and do not anticipate making any significant payments related to such guarantees and, accordingly, no amounts have been recorded.

Letters of credit. Letters of credit issued and outstanding amount to $19 million at December 31, 2011.

Legal Proceedings and Contingencies

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida in April 2009. The lawsuit alleged that we violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. In January 2011, the U.S. District Court in the Southern District of Florida dismissed all federal and state antitrust claims brought against us by Sunbeam stating that Sunbeam failed to show that any competitor was “willing and able” to enter the local television ratings market in Miami and was excluded from that market by us. The Court also determined that Sunbeam could not prove that the current ratings for Sunbeam’s local station WSVN are less accurate than they would be under a prospective competitor’s methodology. The Court deferred ruling on the remaining ancillary claims, including breach of contract and violation of Florida’s Deceptive and Unfair Trade Practices Act. Subsequent to the court’s decision, Sunbeam voluntarily dismissed with prejudice the remaining claims in the case so that all claims have been dismissed. Sunbeam has appealed the court’s dismissal of the antitrust claims, and the appeal is currently pending in the U.S. Court of Appeals for the Eleventh Judicial Circuit.

comScore, Inc.

In March 2011, we filed a lawsuit against comScore, Inc. (“Comscore”) in the United States District Court for the Eastern District of Virginia (the “Court”) alleging infringement by Comscore of certain of our patent rights. Our complaint sought unspecified damages and injunctive relief. Further, in March 2011, Comscore filed a lawsuit against us in the Court alleging infringement of certain patent rights of Comscore by us. Comscore’s complaint sought unspecified damages and injunctive relief. In December 2011, we entered into a Patent Purchase, License and Settlement Agreement (the “Patent Purchase Agreement”) with Comscore in order to resolve the litigation. Pursuant to the Patent Purchase Agreement, we received, among other things, shares of Comscore’s common stock and other assets. We recorded a net gain related to the settlement, of which $11 million is recorded in “Other expense, net” in our consolidated financial statements.

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

Summary of Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting update that amends ASC 605—“Revenue Recognition”, which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy and eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This amendment was effective for us as of January 1, 2011 for revenue arrangements entered into or materially modified in 2011. The adoption of this amendment did not have a material impact on our consolidated financial statements as of December 31, 2011 or for the year then ended.

Fair Value Measurement

In May 2011, the FASB issued an accounting update that amends ASC 820—“Fair Value Measurement” regarding fair value measurements and disclosure requirements. The amendments are effective for us for interim and annual periods in 2012. The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting update that amends ASC 220—“Presentation of Comprehensive Income”, which eliminates the option to present other comprehensive income and its components in the statement of equity. Companies can elect to present the items of net income and other comprehensive income in a continuous statement of comprehensive income or in two separate, but consecutive, single statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. We will adopt this amended guidance in our first interim reporting period in 2012 and will present the items of net income and other comprehensive income in two separate, but consecutive, single statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued an accounting update that amends ASC 350—“Goodwill and Other Intangible Assets”, which is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amended guidance is effective for us beginning in 2012. We will apply the updated guidance to our October 1, 2012 annual impairment test and have considered the results of our 2011 impairment test in forming the basis for our assumptions upon adoption of this update. The adoption of this update is not expected to have a significant impact on the our consolidated financial statements.

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

The table below details the percentage of revenues and expenses by currency for the year ended December 31, 2011 and the year ended December 31, 2010:

	U.S. Dollars	Euro	Other Currencies
Year ended December 31, 2011
Revenues	50%	14%	36%
Operating costs	50%	15%	35%
Year ended December 31, 2010
Revenues	52%	14%	34%
Operating costs	53%	14%	33%

Based on the year ended December 31, 2011, a one cent change in the U.S. dollar/Euro exchange rate will impact revenues by approximately $8 million annually, with an immaterial impact on operating income.

We have operations in both our Buy and Watch segments in Venezuela and our functional currency for these operations was the Venezuelan bolivares fuertes. Venezuela’s currency was considered hyperinflationary as of January 1, 2010 and further, in January 2010, Venezuela’s currency was devalued and a new currency exchange rate system was announced. We evaluated the new exchange rate system and have concluded that our local currency transactions will be denominated in U.S. dollars effective as of January 1, 2010 and until Venezuela’s currency is deemed to be non hyperinflationary. We recorded a charge of $7 million associated with the currency devaluation in January 2010 in our foreign exchange transaction (losses)/gains, net line item in our consolidated statement of operations. In June 2010, a further revision to the currency exchange rate system was made and in December 2010, the government of Venezuela eliminated the preferential exchange rate. Neither the impact of the hyperinflationary accounting or the subsequent changes to the exchange rate system had a material impact on our consolidated results of operations for the year ended December 31, 2011 or 2010 nor are they expected to have an impact on our consolidated financial statements prospectively.

Effective July 1, 2010, we designated our Euro denominated variable rate senior secured term loans due 2013 and 2016 as non-derivative hedges of our net investment in a European subsidiary. Beginning on July 1, 2010, gains or losses attributable to fluctuations in the Euro as compared to the U.S. Dollar associated with this debenture were recorded to currency translation adjustment within stockholders’ equity, net of income tax. We recorded losses of $43 million (net of tax of $17 million) to currency translation adjustment during the second half of 2010 associated with changes in foreign currency exchange rates attributable to these loans and therefore no gains or losses were recorded within our net income/(loss) during that period. Our net income/(loss) reflected foreign currency exchange gains of $96 million for the year ended December 31, 2010 and losses of $21 million for the year ended December 31, 2009.

Interest Rate Risk

We continually review our fixed and variable rate debt along with related hedging opportunities in order to ensure our portfolio is appropriately balanced as part of our overall interest rate risk management strategy and through this process we consider both short-term and long-term considerations in the U.S. and global financial markets in making adjustments to our tolerable exposures to interest rate risk. At December 31, 2011, we had $4,221 million of floating-rate debt under our senior secured credit facilities and our existing floating rate notes, of which $2,537 million was subject to effective floating-fixed interest rate swaps. A one percent increase in interest rates applied to our floating rate indebtedness would therefore increase annual interest expense by approximately $17 million ($42 million without giving effect to any of our interest rate swaps).

In February 2009, we modified the reset interest rate underlying its $4,525 million senior secured term loan and, as a result, the related floating-to-fixed interest rate swap derivative financial instruments became ineffective. Beginning in February 2009, we began recording all changes in fair value of the floating-to-fixed interest rate swaps in place as of such date currently in earnings as a component of loss on derivative instruments. Cumulative losses deferred as a component of accumulated other comprehensive loss were recognized in interest expense over the remaining term of the swaps being hedged. All associated interest rate swap instruments have matured as of December 31, 2011.

In November 2011, we entered into a $125 million notional amount and a €125 million notional amount of four-year interest rate swap agreements with starting dates in November 2011. These agreements fix the LIBOR and Euro LIBOR-related portion of interest rates of a corresponding amount of our variable-rate debt at a rate of 0.84% and 1.30%, respectively. These derivative instruments have been designated as interest rate cash flow hedges.

In August 2011, we entered into $250 million in aggregate notional amount of four-year forward interest swap agreements with starting dates in September 2011. These agreements fix the LIBOR-related portion of interest rates for a corresponding amount of our variable-rate debt at an average rate of 0.84%. These derivative instruments have been designated as interest rate cash flow hedges.

In October and November 2010, we entered into an aggregate of $1 billion notional amount of three-year forward interest rate swap agreements with starting dates in November 2010. These agreements fix the LIBOR-related portion of interest rates of a corresponding amount of our variable-rate debt at an average rate of 0.72%. The commencement date of the interest rate swaps coincided with the $1 billion notional amount of interest rate swaps that matured in November 2010. Additionally, in November 2010, we entered into a $250 million notional amount three-year forward interest rate swap agreement with a starting date in November 2011, which fixes the LIBOR-related portion of interest rates of a corresponding amount of our variable-rate debt at a rate of 1.26%. These derivative instruments have been designated as interest rate cash flow hedges.

In March 2010, we entered into a three-year interest swap to fix the LIBOR-related portion of interest rates for $250 million of our variable-rate debt at 1.69%. This swap replaced the $500 million notional amount interest rate swap that matured on February 9, 2010. This derivative instrument has been designated as an interest rate cash flow hedge.

In February 2009, we entered into two three-year forward interest rate swap agreements with starting dates in November 2009. These agreements fix the LIBOR-related portion of interest rates for $500 million of our variable-rate debt at an average rate of 2.47%. The commencement date of the interest rate swaps coincided with the $1 billion notional amount interest rate swap that matured in November 2009. These derivative instruments have been designated as interest rate cash flow hedges.

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

The Nielsen Company B.V.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and has performed an evaluation of the effectiveness of our internals control over financial reporting as of December 31, 2011, based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2011.

Ernst & Young LLP, independent registered public accounting firm, has provided an attestation report on the Company’s internal control over financial reporting. The Company’s financial statements included in this annual report on Form 10-K also have been audited by Ernst & Young LLP. Their reports follow.

/s/ David L. Calhoun	/s/ Brian West
David L. Calhoun	Brian West
Chief Executive Officer	Chief Financial Officer

February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board and Stockholders

of The Nielsen Company B.V.

We have audited The Nielsen Company B.V.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Nielsen Company B.V. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Nielsen Company B.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Nielsen Company B.V. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity and accumulated other comprehensive income/(loss), and cash flows for each of the three years in the period ended December 31, 2011 of The Nielsen Company B.V. and our report dated February 22, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board and Stockholders

of The Nielsen Company B.V.

We have audited the accompanying consolidated balance sheets of The Nielsen Company B.V. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity and accumulated other comprehensive income/(loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Nielsen Company B.V. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Nielsen Company B.V.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 22, 2012

The Nielsen Company B.V.

Consolidated Statements of Operations

	Year Ended December 31,
(IN MILLIONS)	2011	2010	2009
Revenues	$5,532	$5,126	$4,808

Cost of revenues, exclusive of depreciation and amortization shown separately below	2,237	2,129	2,023
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,886	1,648	1,523
Depreciation and amortization	529	558	557
Impairment of goodwill and intangible assets	—	—	527
Restructuring charges	84	61	62

Operating income	796	730	116

Interest income	6	5	7
Interest expense	(456)	(660)	(644)
Loss on derivative instruments	(1)	(27)	(60)
Foreign currency exchange transaction (losses)/gains, net	(9)	135	(2)
Other expense, net	(209)	(81)	(17)

Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	127	102	(600)
(Provision)/benefit for income taxes	(20)	46	195
Equity in net income/(loss) of affiliates	3	5	(22)

Income/(loss) from continuing operations	110	153	(427)
Income/(loss) from discontinued operations, net of tax	1	(22)	(61)

Net income/(loss)	111	131	(488)
Net income attributable to noncontrolling interests	2	2	2

Net income/(loss) attributable to The Nielsen Company B.V.	$109	$129	$(490)

The accompanying notes are an integral part of these consolidated financial statements.

The Nielsen Company B.V.

Consolidated Balance Sheets

	December 31,
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	2011	2010
Assets:
Current assets
Cash and cash equivalents	$318	$418
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $24 and $31 as of December 31, 2011 and 2010, respectively	1,080	1,014
Prepaid expenses and other current assets	259	219

Total current assets	1,657	1,651
Non-current assets
Property, plant and equipment, net	609	599
Goodwill	7,155	7,096
Other intangible assets, net	4,561	4,607
Deferred tax assets	176	61
Other non-current assets	314	411

Total assets	$14,472	$14,425

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$1,050	$990
Deferred revenues	443	452
Income tax liabilities	51	73
Current portion of long-term debt, capital lease obligations and short-term borrowings	150	94

Total current liabilities	1,694	1,609

Non-current liabilities
Long-term debt and capital lease obligations	6,331	8,464
Deferred tax liabilities	996	942
Other non-current liabilities	556	520

Total liabilities	9,577	11,535

Commitments and contingencies (Note 15)
Equity:
Nielsen stockholders’ equity
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at December 31, 2011 and 2010	58	58
Additional paid-in capital	6,473	4,373
Accumulated deficit	(1,356)	(1,465)
Accumulated other comprehensive loss, net of income taxes	(289)	(86)

Total Nielsen stockholders’ equity	4,887	2,881
Noncontrolling interests	8	9

Total equity	4,895	2,890

Total liabilities and equity	$14,472	$14,425

The accompanying notes are an integral part of these consolidated financial statements.

The Nielsen Company B.V.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(IN MILLIONS)	2011	2010	2009
Operating Activities
Net income/(loss)	$111	$131	$(488)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Stock-based compensation expense	26	18	14
(Gain)/loss on sale of discontinued operations, net of tax	(1)	5	14
Deferred income taxes	(124)	(185)	(302)
Currency exchange rate differences on financial transactions and other losses/(gains)	213	(54)	23
Loss on derivative instruments	1	27	60
Equity in net income/(loss) from affiliates, net of dividends received	7	6	33
Depreciation and amortization	529	558	562
Impairment of goodwill and intangible assets	—	—	582
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(71)	(77)	40
Prepaid expenses and other current assets	(33)	(18)	(23)
Accounts payable and other current liabilities and deferred revenues	(32)	11	(96)
Other non-current liabilities	(2)	(8)	(4)
Interest payable	23	129	149
Income taxes payable	12	1	(49)

Net cash provided by operating activities	659	544	515

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(132)	(55)	(50)
Proceeds from sale of subsidiaries and affiliates, net	5	17	84
Additions to property, plant and equipment and other assets	(177)	(178)	(139)
Additions to intangible assets	(190)	(156)	(143)
Other investing activities	(1)	7	21

Net cash used in investing activities	(495)	(365)	(227)

Financing Activities
Net repayments from revolving credit facility	—	—	(295)
Proceeds from issuances of debt, net of issuance costs	6	1,065	1,223
Repayment of debt	(2,110)	(1,228)	(976)
Decrease in other short-term borrowings	(6)	(6)	(49)
Capital contribution from/(return to) parent	2,077	—	(1)
Cash dividends paid to parent	—	(9)	—
Activity under stock plans	(2)	(4)	—
Settlement of derivatives and other financing activities	(222)	(82)	(173)

Net cash used in financing activities	(257)	(264)	(271)

Effect of exchange-rate changes on cash and cash equivalents	(7)	(8)	28

Net (decrease)/increase in cash and cash equivalents	(100)	(93)	45

Cash and cash equivalents at beginning of period	418	511	466

Cash and cash equivalents at end of period	$318	$418	$511

Supplemental Cash Flow Information
Cash paid for income taxes	$(132)	$(129)	$(139)
Cash paid for interest, net of amounts capitalized	$(433)	$(531)	$(495)

The accompanying notes are an integral part of these consolidated financial statements.

The Nielsen Company B.V.

Consolidated Statements of Changes in Equity and Accumulated Other Comprehensive Income/(Loss)

					Accumulated Other Comprehensive Income/(Loss), Net
(IN MILLIONS)	Total Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Currency Translation Adjustments	Cash Flow Hedges	Post Employment Benefits	Total Nielsen Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$1	$58	$4,342	$(1,095)	$(246)	$(81)	$(104)	$2,875	$16	$2,891

Comprehensive (loss)/income:
Net loss				(490)				(490)	2	(488)
Other comprehensive income:
Currency translation adjustments, net of tax of $2					332			332	1	333
Unrealized gain on pension liability, net of tax							23	23		23
Cash flow hedges, net of tax of $33						34		34		34

Total other comprehensive income								389	1	390

Total comprehensive (loss)/income								(101)	3	(98)
Noncontrolling interests acquired in business combination									(2)	(2)
Dividends paid to noncontrolling interests									(3)	(3)
Return of capital to parent			(1)					(1)		(1)
Stock-based compensation expense			12					12		12

Balance, December 31, 2009	$1	$58	$4,353	$(1,585)	$86	$(47)	$(81)	$2,785	$14	$2,799

(IN MILLIONS)	Total Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss), Net
					Currency Translation Adjustments	Cash Flow Hedges	Post Employment Benefits	Total Nielsen Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	$1	$58	$4,353	$(1,585)	$86	$(47)	$(81)	$2,785	$14	$2,799

Comprehensive income:
Net income				129				129	2	131
Other comprehensive loss:
Currency translation adjustments, net of tax of $17					(36)			(36)		(36)
Unrealized loss on pension liability, net of tax of $10							(40)	(40)		(40)
Cash flow hedges, net of tax of $20						32		32		32

Total other comprehensive loss								(44)	—	(44)

Total comprehensive income								85	2	87
Acquisition of noncontrolling interest in consolidated subsidiaries, net			(4)					(4)	(4)	(8)
Dividends paid to noncontrolling interests									(3)	(3)
Common stock option redemptions			(4)					(4)		(4)
Shares of common stock issued in business combinations			11					11		11
Stock-based compensation expense			17					17		17
Cash dividends paid to parent				(9)				(9)		(9)

Balance, December 31, 2010	$1	$58	$4,373	$(1,465)	$50	$(15)	$(121)	$2,881	$9	$2,890

(IN MILLIONS)	Total Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss), Net
					Currency Translation Adjustments	Available for Sale Securities	Cash Flow Hedges	Post Employment Benefits	Total Nielsen Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$1	$58	$4,373	$(1,465)	$50	$—	$(15)	$(121)	$2,881	$9	$2,890

Comprehensive (loss)/income:
Net income				109					109	2	111
Other comprehensive loss:
Currency translation adjustments, net of tax of $6					(134)				(134)		(134)
Unrealized loss on pension liability, net of tax of $29								(71)	(71)		(71)
Unrealized gain on available for sale securities, net of tax of $1						1			1		1
Cash flow hedges, net of tax of $1							1		1		1

Total other comprehensive loss									(203)	—	(203)

Total comprehensive (loss)/income									(94)	2	(92)
Return of capital to parent			(2)						(2)		(2)
Dividends paid to noncontrolling interests										(3)	(3)
Common stock option redemptions			(2)						(2)		(2)
Stock-based compensation expense			25						25		25
Capital contribution from parent			2,079						2,079		2,079

Balance, December 31, 2011	$1	$58	$6,473	$(1,356)	$(84)	$1	$(14)	$(192)	$4,887	$8	$4,895

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

Nielsen, together with its subsidiaries, is a leading global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. Nielsen is aligned into three reporting segments: what consumers buy (“Buy”), what consumers watch (“Watch”) and Expositions. Nielsen has a presence in approximately 100 countries, with its headquarters located in Diemen, the Netherlands and New York, USA. See Note 16 —“Segments” for a discussion of the Company’s reporting segments.

The accompanying consolidated financial statements are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). All amounts are presented in U.S. Dollars (“$”), except for share and per share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company’s consolidated statements of cash flows do not reflect the presentation of the Publications operating segment as a discontinued operation. Supplemental cash flows from discontinued operations are presented in Note 4 to the consolidated financial statements “Business Divestitures.” The Company has evaluated events occurring subsequent to December 31, 2011 for potential recognition or disclosure in the consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

Consolidation

The consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. Noncontrolling interests in subsidiaries are reported as a component of equity in the consolidated financial statements with disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to Nielsen stockholders and to the noncontrolling interests. The equity method of accounting is used for investments in affiliates and joint ventures where Nielsen has significant influence but not control, usually supported by a shareholding of between 20% and 50% of the voting rights. Investments in which Nielsen owns less than 20% are accounted for either as available-for-sale securities if the shares are publicly traded or as cost method investments. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Foreign Currency Translation

Nielsen has significant investments outside the United States, primarily in the Euro-zone, Canada and the United Kingdom. Therefore, changes in the value of foreign currencies affect the consolidated financial statements when translated into U.S. Dollars. The functional currency for substantially all subsidiaries outside the U.S. is the local currency. Financial statements for these subsidiaries are translated into U.S. Dollars at period-end exchange rates as to the assets and liabilities and monthly average exchange rates as to revenues, expenses and cash flows. For these countries, currency translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income/(loss), whereas transaction gains and losses are recognized in foreign exchange transaction gains/(losses), net.

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

Investments

Investments include available-for-sale securities carried at fair value, or at cost if not publicly traded, investments in affiliates, and a trading asset portfolio maintained to generate returns to offset changes in certain liabilities related to deferred compensation arrangements. For the available-for-sale securities, any unrealized holding gains and losses, net of deferred income taxes, are excluded from operating results and are recognized in stockholders’ equity as a component of accumulated other comprehensive income/(loss) until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. Nielsen determined that the decline in value of an investment in a publicly listed company and accounted for as an available-for-sale security was other than temporary and therefore recognized a loss of $4 million as a component of other expense, net in the consolidated financial statements as of December 31, 2009. Nielsen sold the investment during 2010.

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

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

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

There was no impairment noted in either 2011 or 2010 with respect to the Company’s goodwill. Nielsen’s operating results for the year ended December 31, 2009 include aggregate goodwill impairment charges of $282 million. The Company also recorded goodwill impairment charges of $55 million for the year ended December 31, 2009, relating to its Publications operating segment, which has been accounted for as a discontinued operation (See Note 5—“Goodwill and Other Intangible Assets”).

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of trade names and trademarks are determined using a “relief from royalty” discounted cash flow valuation methodology. Significant assumptions inherent in this methodology include estimates of royalty rates and discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets. Assumptions about royalty rates are based on the rates at which comparable trade names and trademarks are being licensed in the marketplace. There was no impairment noted in any period presented with respect to the Company’s indefinite-lived intangible assets.

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

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets held and used by Nielsen, including property, plant and equipment and amortized intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Nielsen evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows to be generated by the asset. If such asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. No impairment indicators were noted by the Company during 2011 and 2010, respectively. In 2009, the Company determined that the carrying amounts of certain customer-related intangible assets within its Watch and Exposition segments were not recoverable and therefore recorded an impairment charge of $245 million.

Revenue Recognition

Nielsen recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered or information has been delivered, the fee is fixed or determinable and the collectibility of the related revenue is reasonably assured.

A significant portion of the Company’s revenue is generated from information (primarily retail measurement and consumer panel services) and measurement (primarily from television, internet and mobile

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

audiences) services. The Company generally recognizes revenue from the sale of services as the services are performed, which is usually ratably over the term of the contract(s). Invoiced amounts are recorded as deferred revenue until earned. Substantially all of the Company’s customer contracts are non-cancellable and non-refundable.

Certain of the Company’s revenue arrangements include multiple deliverables and in these arrangements, the individual deliverables within the contract that have stand-alone value to the customer are separated and recognized upon delivery based upon the Company’s best estimate of their selling prices. These arrangements are not significant to the Company’s results of operations. In certain cases, software is included as part of these arrangements to allow Nielsen’s customers to supplementally view delivered information and is provided for the term of the arrangement and is not significant to the marketing effort and is not sold separately. Accordingly, software provided to Nielsen’s customers is considered to be incidental to the arrangements and is not recognized as a separate element.

A discussion of Nielsen’s revenue recognition policies, by segment, follows:

Buy

Revenue from the Buy segment, primarily from retail measurement services and consumer panel services is recognized over the period during which the services are performed and information is delivered to the customer, primarily on a straight-line basis.

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

Discontinued Operations

Revenue for publications, sold in single copies via newsstands and/or dealers, was recognized in the month in which the magazine went on sale. Revenue from printed circulation and advertisements included therein was recognized on the date it was available to the consumer. Revenue from electronic circulation and advertising was recognized over the period during which both were electronically available. The unearned portion of paid magazine subscriptions was deferred and recognized on a straight-line basis with monthly amounts recognized on the magazines’ cover dates.

Deferred Costs

Incremental direct costs incurred related to establishing or significantly expanding a panel or an electronic metered sample in a designated market, are deferred. These costs are typically amortized over the original contract period beginning when the panel or electronic metered sample is ready for its intended use.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the Consolidated Statements of Operations. These costs include all brand advertising, telemarketing, direct mail and other sales promotion associated with Nielsen’s exhibitions, and marketing/media research services. Advertising and marketing costs totaled $20 million, $20 million and $18 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock-Based Compensation

Nielsen measures the cost of all stock-based payments, including stock options, at fair value on the grant date and recognizes such costs within the Consolidated Statements of Operations; however, no expense is recognized for options that do not ultimately vest. Nielsen recognizes the expense of its options that cliff vest using the straight-line method. For those that vest over time, an accelerated graded vesting is used. The Company recorded $26 million, $18 million and $14 million of expense associated with stock-based compensation for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 13—“Income Taxes” for further discussion of income taxes.

Comprehensive Income/(Loss)

Comprehensive income/(loss) is reported in the accompanying Consolidated Statements of Changes in Equity and Accumulated Other Comprehensive Income/(Loss) and consists of net income or loss and other gains and losses affecting equity that are excluded from net income or loss.

2. Summary of Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting update that amends ASC 605—“ Revenue Recognition”, which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy and eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This amendment was effective for Nielsen as of January 1, 2011 for revenue arrangements entered into or materially modified in 2011. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements as of December 31, 2011 or for the year then ended.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Fair Value Measurement

In May 2011, the FASB issued an accounting update that amends ASC 820—“Fair Value Measurement” regarding fair value measurements and disclosure requirements. The amendments are effective for Nielsen for interim and annual periods in 2012. The adoption of this update is not expected to have a significant impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting update that amends ASC 220—“Presentation of Comprehensive Income”, which eliminates the option to present other comprehensive income and its components in the statement of equity. Companies can elect to present the items of net income and other comprehensive income in a continuous statement of comprehensive income or in two separate, but consecutive, single statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. Nielsen will adopt this amended guidance in its first interim reporting period in 2012 and will present the items of net income and other comprehensive income in two separate, but consecutive, single statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued an accounting update that amends ASC 350—“Goodwill and Other Intangible Assets”, which is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amended guidance is effective for Nielsen beginning in 2012. The Company will apply the updated guidance to its October 1, 2012 annual impairment test and has considered the results of its 2011 impairment test in forming the basis for its assumptions upon adoption of this update. The adoption of this update is not expected to have a significant impact on the Company’s consolidated financial statements.

3. Business Acquisitions

For the year ended December 31, 2011, Nielsen paid cash consideration of $132 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2011, the impact on Nielsen’s consolidated results of operations would not have been material.

For the year ended December 31, 2010, Nielsen paid cash consideration of $55 million associated with both current period and previously executed acquisitions, net of cash acquired. Had such acquisitions occurred as of January 1, 2010, the impact on Nielsen’s consolidated results of operations would not have been material.

For the year ended December 31, 2009, Nielsen paid cash consideration of $50 million associated with both current period and previously executed acquisitions and investments in affiliates, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2009, the impact on Nielsen’s consolidated results of operations would not have been material.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

4. Business Divestitures

During the year ended December 31, 2011, Nielsen received net cash proceeds of $5 million associated with previously executed business divestitures.

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

In October 2010, the Company reached an agreement with the plaintiff in a lawsuit associated with its former Publications operating segment for a $12 million cash settlement, which was paid in October 2010. The Company recorded a $7 million charge (net of tax of $5 million) associated with this settlement, which has been reported as a component of discontinued operations for the year ended December 31, 2010.

Summarized results of operations for discontinued operations are as follows:

	Year Ended December 31,
(IN MILLIONS)	2011	2010	2009
Revenues	$—	$8	$132
Goodwill impairment charges	—	—	55
Operating loss	—	(26)	(66)
Loss from operations before income taxes	—	(26)	(77)
Benefit for income taxes	—	9	28

Loss from operations	—	(17)	(49)
Gain/(loss) on sale, net of tax(1)	1	(5)	(12)

Gain/(loss) from discontinued operations	$1	$(22)	$(61)

(1)	The gain for the year ended December 31, 2011 primarily related to a Publications property that was previously sold. The $5 million loss (net of a tax benefit of $3 million) for the year ended December 31, 2010 includes the net loss on the sale of the remaining Publications properties. The amount for the year ended December 31, 2009 includes a loss of $14 million (net of a tax benefit of $3 million) as well as a gain of $2 million associated with the expiration of certain contingencies related to prior discontinued operations.

Nielsen allocated interest to discontinued operations based upon interest expense on debt that was assumed by the acquirers of Nielsen’s discontinued operations and a portion of the consolidated interest expense of

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Nielsen, based on the ratio of net assets sold as a proportion of consolidated net assets. No interest was allocated to discontinued operations for the years ended December 31, 2011 or 2010. For the year ended December 31, 2009 interest expense of $8 million was allocated to discontinued operations.

Following are the major categories of cash flows from discontinued operations, as included in Nielsen’s Consolidated Statements of Cash Flows:

	Year Ended December 31,
(IN MILLIONS)	2011	2010	2009
Net cash (used in)/provided by operating activities	$—	$(17)	$5
Net cash used in investing activities	$—	—	(1)
Net cash used in financing activities	—	—	—

	$—	$(17)	$4

5. Goodwill and Other Intangible Assets

The Company’s 2011 and 2010 annual assessments did not result in any indicators of impairment for any of its underlying reporting units.

The Company’s 2009 impairment assessments resulted in the recognition of a non-cash goodwill impairment charge of $282 million and a non-cash customer-related intangible asset impairment charge of $245 million relating to the affected reporting units during the third quarter of 2009. A deferred tax benefit of $103 million was recognized during the period as a result of these impairment charges. The Company also incurred goodwill impairment charges of $55 million relating to the Publications reporting unit, which has been accounted for as a discontinued operation.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2011 and 2010, respectively.

(IN MILLIONS)	Buy	Watch	Expositions	Total
Balance December 31, 2009	$2,952	$3,548	$556	$7,056
Acquisitions, divestitures and other adjustments	2	8	4	14
Effect of foreign currency translation	36	(10)	—	26

Balance December 31, 2010	$2,990	$3,546	$560	$7,096
Acquisitions, divestitures and other adjustments	123	—	—	123
Effect of foreign currency translation	(58)	(6)	—	(64)

Balance December 31, 2011	$3,055	$3,540	$560	$7,155

Cumulative impairments	$—	$376	$2	$378

At December 31, 2011, $164 million of goodwill is expected to be deductible for income tax purposes.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—

Amortized intangibles:
Trade names and trademarks	$113	$110	$(37)	$(29)
Customer-related intangibles	2,823	2,789	(747)	(617)
Covenants-not-to-compete	32	22	(22)	(20)
Computer software	1,089	952	(648)	(551)
Patents and other	83	64	(46)	(34)

Total	$4,140	$3,937	$(1,500)	$(1,251)

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $319 million, $319 million and $335 million, respectively. These amounts include amortization expense associated with computer software of $158 million, $164 million and $175 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

All other intangible assets are subject to amortization. Future amortization expense is estimated to be as follows:

(IN MILLIONS)
For the year ending December 31:
2012	$313
2013	278
2014	239
2015	193
2016	165
Thereafter	1,452

Total	$2,640

6. Property, Plant and Equipment

(IN MILLIONS)	December 31, 2011	December 31, 2010
Land and buildings	$359	$353
Information and communication equipment	771	647
Furniture, equipment and other	160	161

	1,290	1,161
Less accumulated depreciation and amortization	(681)	(562)

	$609	$599

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Depreciation and amortization expense from continuing operations related to property, plant and equipment was $171 million, $168 million and $158 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The above amounts include amortization expense on assets under capital leases and other financing obligations of $7 million, $7 million and $6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The net book value of assets under capital leases and other financing obligations was $144 million and $153 million as of December 31, 2011 and 2010, respectively. Capital leases and other financing obligations are comprised primarily of buildings.

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

Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, and long-term debt. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

(IN MILLIONS)	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$21	$21	$—	$—
Plan assets for deferred compensation(2)	20	20	—	—
Investments in mutual funds(3)	2	2	—	—

Total	$43	$43	$—	$—

Liabilities:
Interest rate swap arrangements(4)	$24	$—	$24	$—
Deferred compensation liabilities(5)	20	20	—	—

Total	$44	$20	$24	$—

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

(IN MILLIONS)	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Plan assets for deferred compensation(2)	$19	$19	$—	$—
Interest rate swap arrangements(4)	16	—	16	—
Investments in mutual funds(3)	2	2	—	—

Total	$37	$21	$16	$—

Liabilities:
Interest rate swap arrangements(4)	$60	$—	$60	$—
Deferred compensation liabilities(5)	19	19	—	—

Total	$79	$19	$60	$—

(1)	Investments in equity securities are carried at fair value, which is based on the quoted market price at period end in an active market. These investments are classified as available-for-sale with any unrealized gains or losses resulting from changes in fair value recorded, net of tax, as a component of accumulated other comprehensive income/(loss) until realized.

(2)	Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as trading securities with any gains or losses resulting from changes in fair value recorded in other expense, net.

(3)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.

(4)	Derivative financial instruments include interest rate swap arrangements recorded at fair value based on externally-developed valuation models that use readily observable market parameters and the consideration of counterparty risk.

(5)	The Company offers certain employees the opportunity to participate in a deferred compensation plan. A participant’s deferrals are invested in a variety of participant directed stock and bond mutual funds and are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation.

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

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At December 31, 2011, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

Interest Rate Risk

Nielsen is exposed to cash flow interest rate risk on the floating-rate U.S. Dollar and Euro Term Loans, and uses floating-to-fixed interest rate swaps to hedge this exposure. These interest rate swaps have various maturity dates through November 2015. For these derivatives, Nielsen reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income/loss and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction.

In November 2011, the Company entered into a $125 million notional amount and a €125 million notional amount of four-year interest rate swap agreements with starting dates in November 2011. These agreements fix the LIBOR and Euro LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at a rate of 0.84% and 1.30%, respectively. These derivative instruments have been designated as interest rate cash flow hedges.

In August 2011, Nielsen entered into $250 million in aggregate notional amount of four-year forward interest swap agreements with starting dates in September 2011. These agreements fix the LIBOR-related portion of interest rates for a corresponding amount of the Company’s variable-rate debt at an average rate of 0.84%. These derivative instruments have been designated as interest rate cash flow hedges.

In October and November 2010, the Company entered into an aggregate of $1 billion notional amount of three-year forward interest rate swap agreements with starting dates in November 2010. These agreements fix the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at an average rate of 0.72%. The commencement date of the interest rate swaps coincided with the $1 billion notional amount of interest rate swaps that matured in November 2010. Additionally, in November 2010 the Company entered into a $250 million notional amount three-year forward interest rate swap agreement with a starting date in November 2011, which fixes the LIBOR-related portion of interest rates of a corresponding amount of the Company’s variable-rate debt at a rate of 1.26%. These derivative instruments have been designated as interest rate cash flow hedges.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

In March 2010, Nielsen entered into a three-year interest swap to fix the LIBOR-related portion of interest rates for $250 million of the Company’s variable-rate debt at 1.69%. This swap replaced the $500 million notional amount interest rate swap that matured in February 2010. This derivative instrument has been designated as an interest rate cash flow hedge.

In February 2009, Nielsen entered into two three-year forward interest rate swap agreements with starting dates in November 2009. These agreements fix the LIBOR-related portion of interest rates for $500 million of the Company’s variable-rate debt at an average rate of 2.47%. The commencement date of the interest rate swaps coincided with the $1 billion notional amount interest rate swap that matured in November 2009. These derivative instruments have been designated as interest rate cash flow hedges.

In February 2009, Nielsen modified the reset interest rate underlying its $4,525 million senior secured term loan and, as a result, the related floating-to-fixed interest rate swap derivative financial instruments became ineffective. Beginning in February 2009, Nielsen began recording all changes in fair value of the floating-to-fixed interest rate swaps in place as of such date currently in earnings as a component of loss on derivative instruments. Cumulative losses deferred as a component of accumulated other comprehensive loss were recognized in interest expense over the remaining term of the swaps being hedged. All associated interest rate swap instruments have matured as of December 31, 2011.

Nielsen expects to recognize approximately $18 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

As of December 31, 2011 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

	Notional Amount	Maturity Date	Currency
Interest rate swaps designated as hedging instruments
US Dollar term loan floating-to-fixed rate swaps	$500,000,000	November 2012	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	March 2013	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$1,000,000,000	November 2013	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	November 2014	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$250,000,000	September 2015	US Dollar
US Dollar term loan floating-to-fixed rate swaps	$125,000,000	November 2015	US Dollar
Euro term loan floating-to-fixed rate swaps	€125,000,000	November 2015	Euro

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

Nielsen held a foreign currency swap, which had been designated as a foreign currency cash flow hedge, maturing in May 2010 to hedge its exposure to foreign currency exchange rate movements on its GBP 250 million outstanding 5.625% EMTN debenture notes. In 2009, the Company purchased and cancelled its GBP 101 million of the total GBP 250 million outstanding 5.625% EMTN debenture notes through tender offer transactions and unwound the existing swap.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

In March 2009, Nielsen terminated a foreign currency swap, which converted a portion of its Euro-denominated external debt to U.S. Dollar-denominated debt and had an original maturity in February 2010. Nielsen received a cash settlement of approximately $2 million associated with this termination.

Nielsen terminated all of its existing foreign currency forward contracts during the first quarter of 2009. Since no hedge designation was made for these currency exchange contracts, Nielsen recorded a net loss of $5 million for the year ended December 31, 2009 based on quoted market prices, for contracts with similar terms and maturity dates.

In conjunction with the Company’s December 2010 redemption of all €150 million principal amount of its 9% Senior Notes due 2014, in October 2010, Nielsen entered into a foreign currency forward contract to purchase approximately €162 million and deliver an amount of US Dollars in November 2010 at a fixed exchange rate. The transaction resulted in a loss of approximately $9 million during the fourth quarter of 2010. The transaction was not designated as a foreign currency cash flow hedge.

See Note 10—“Long-term Debt and Other Financing Arrangements” for more information on the long-term debt transactions referenced in this note.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of December 31, 2011 and December 31, 2010 were as follows:

	December 31, 2011		December 31, 2010
(IN MILLIONS)	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Other Non- Current Assets	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$10	$14	$16	$—	$23

Total derivatives designated as hedging instruments	$10	$14	$16	$—	$23

Derivatives not designated as hedging instruments
Interest rate swaps	$—	$—	$—	$37	$—

Total derivatives not designated as hedging instruments	$—	$—	$—	$37	$—

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the years ended December 31, 2011, 2010 and 2009 was as follows (amounts in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss)/ Gain Recognized in OCI on Derivatives (Effective Portion) December 31,			Location of (Loss)/ Gain Reclassified from OCI into Income (Effective Portion)	Amount of (Loss) / Gain Reclassified from OCI into Income (Effective Portion) December 31,			Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) December 31,
	2011	2010	2009		2011	2010	2009	2011	2010	2009
Interest rate swaps	$(38)	$(12)	$(27)	Interest expense	$(21)	$(14)	$(26)	$19	$50	$80

Foreign currency swap	—	—	23	Foreign currency exchange transaction (losses)/gains net	—	—	28	—	—	—

Total	$(38)	$(12)	$(4)		$(21)	$(14)	$2	$19	$50	$80

Derivatives Not Designated as Hedging Instruments

The pre-tax effect of derivative instruments not designated as hedges for the years ended December 31, 2011, 2010 and 2009 was as follows (amounts in millions):

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Statement of Operations on Derivatives	Amount of Loss Recognized in Statement of Operations on Derivatives For the Years Ended December 31,
		2011	2010	2009
Interest rate swaps	Loss on derivative instruments	$1	$18	$36
Foreign currency swaps	Loss on derivative instruments	—	—	19
Foreign currency forward contracts	Loss on derivative instruments	—	9	5

Total		$1	$27	$60

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

The Company did not measure any material non-financial assets or liabilities at fair value during the years ended December 31, 2011 or 2010. In periods prior to 2010, the Company measured goodwill for certain of its reporting units, certain of its customer-related intangible assets and certain of its equity method investments at fair value. These non-financial assets are Level 3 in the fair value hierarchy.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

8. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Transformation Initiative	Other Productivity Initiatives and Legacy Programs	Total
Balance at December 31, 2008	$95	$2	$97

Charges	33	29	62
Payments	(84)	(1)	(85)
Non-cash charges and other adjustments	1	(1)	—
Effect of foreign currency translation	1	—	1

Balance at December 31, 2009	46	29	75

Charges	(9)	70	61
Payments	(37)	(33)	(70)
Non-cash charges and other adjustments	3	(1)	2
Effect of foreign currency translation	(1)	(2)	(3)

Balance at December 31, 2010	2	63	65

Charges	—	84	84
Payments	(2)	(80)	(82)

Balance at December 31, 2011	$—	$67	$67

Of the $67 million in remaining liabilities for restructuring actions, $55 million is expected to be paid within one year and is classified as a current liability within the consolidated financial statements as of December 31, 2011.

Other Productivity Initiatives and Legacy Programs

In December 2009, Nielsen commenced certain specific restructuring actions attributable to defined cost-reduction programs directed towards achieving increased productivity in future periods primarily through targeted employee terminations.

The Company recorded $84 million in restructuring charges associated with these initiatives during the year ended December 31, 2011. The charges primarily related to severance costs associated with employee terminations.

The Company recorded $70 million in restructuring charges associated with these initiatives during the year ended December 31, 2010. Of these amounts, approximately $11 million related to property lease termination charges with the remainder relating to severance costs associated with employee terminations.

The Company recorded $29 million in restructuring charges associated with these initiatives during 2009. The charges included severance cost of $22 million, primarily in Europe, as well as $7 million of contractual termination cost and asset write-off.

Transformation Initiative

The Transformation Initiative has been completed in all respects as of December 31, 2011.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Nielsen recorded net credits of $9 million for the year ended December 31, 2010 associated with adjustments to previously established liabilities for employee severance and other benefits.

Nielsen recorded $33 million in restructuring charges for the year ended December 31, 2009. The charges primarily related to severance costs associated with employee terminations.

9. Pensions and Other Post-Retirement Benefits

Nielsen sponsors both funded and unfunded defined benefit pension plans for some of its employees in the Netherlands, the United States and other international locations.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

A summary of the activity for Nielsen’s defined benefit pension plans follows:

	Pension Benefits Year Ended December 31, 2011
(IN MILLIONS)	The Netherlands	United States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$594	$267	$517	$1,378
Service cost	4	—	13	17
Interest cost	31	15	26	72
Plan participants’ contributions	1	—	2	3
Actuarial losses	29	12	27	68
Benefits paid	(35)	(10)	(23)	(68)
Expenses paid	(3)	—	(1)	(4)
Premiums paid	—	—	(1)	(1)
Curtailments	—	—	(2)	(2)
Settlements	—	—	(2)	(2)
Effect of foreign currency translation	(15)	—	(5)	(20)

Benefit obligation at end of period	606	284	551	1,441

Change in plan assets
Fair value of plan assets at beginning of period	663	204	396	1,263
Actual return on plan assets	22	8	15	45
Employer contributions	5	19	29	53
Plan participants’ contributions	1	—	2	3
Benefits paid	(35)	(10)	(23)	(68)
Expenses paid	(3)	—	(1)	(4)
Premiums paid	—	—	(1)	(1)
Settlements	—	—	(2)	(2)
Effect of foreign currency translation	(14)	—	(3)	(17)

Fair value of plan assets at end of period	639	221	412	1,272

Funded status	$33	$(63)	$(139)	$(169)

Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	$36	$—	$8	$44
Current liabilities	—	—	(2)	(2)
Accrued benefit liability included in other non-current liabilities	(3)	(63)	(145)	(211)

Net amount recognized	$33	$(63)	$(139)	$(169)

Amounts recognized in Accumulated Other Comprehensive Income/(Loss), before tax
Net loss	$39	$22	$38	$99
Amortization and impact of curtailments/settlements	—	(3)	(1)	(4)

Total recognized in other comprehensive income/(loss)	$39	$19	$37	$95

Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax Unrecognized losses	$103	$81	$79	$263

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

	Pension Benefits Year Ended December 31, 2010
(IN MILLIONS)	The Netherlands	United States	Other	Total
Change in projected benefit obligation
Benefit obligation at beginning of period	$580	$248	$467	$1,295
Service cost	4	—	10	14
Interest cost	29	15	25	69
Plan participants’ contributions	1	—	2	3
Actuarial losses	59	13	44	116
Benefits paid	(33)	(9)	(19)	(61)
Expenses paid	(2)	—	(1)	(3)
Premiums paid	—	—	(1)	(1)
Curtailments	—	—	(2)	(2)
Settlements	—	—	(1)	(1)
Effect of foreign currency translation	(44)	—	(7)	(51)

Benefit obligation at end of period	594	267	517	1,378

Change in plan assets
Fair value of plan assets at beginning of period	656	188	362	1,206
Actual return on plan assets	63	21	37	121
Employer contributions	4	4	21	29
Plan participants’ contributions	1	—	2	3
Benefits paid	(33)	(9)	(19)	(61)
Expenses paid	(2)	—	(1)	(3)
Premiums paid	—	—	(1)	(1)
Settlements	—	—	(1)	(1)
Insurance	24	—	—	24
Effect of foreign currency translation	(50)	—	(4)	(54)

Fair value of plan assets at end of period	663	204	396	1,263

Funded status	$69	$(63)	$(121)	$(115)

Amounts recognized in the Consolidated Balance Sheets
Pension assets included in other non-current assets	$69	$—	$8	$77
Current liabilities	—	—	(2)	(2)
Accrued benefit liability included in other non-current liabilities	—	(63)	(127)	(190)

Net amount recognized	$69	$(63)	$(121)	$(115)

Amounts recognized in Accumulated Other Comprehensive Income/(Loss), before tax
Net loss	$4	$9	$35	$48
Amortization and impact of curtailments/settlements	1	—	—	1

Total recognized in other comprehensive income/(loss)	$5	$9	$35	$49

Amounts not yet reflected in net periodic benefit cost and included in Accumulated Other Comprehensive Income/(Loss), before tax Unrecognized losses	$64	$62	$42	$168

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The total accumulated benefit obligation and minimum liability changes for all defined benefit plans were as follows:

(IN MILLIONS)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Accumulated benefit obligation.	$1,392	$1,318	$1,241

	Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets at December 31, 2011
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$48	$284	$517	$849
Accumulated benefit obligation	46	284	472	802
Fair value of plan assets	45	221	369	635

	Pension Plans with Projected Benefit Obligation in Excess of Plan Assets at December 31, 2011
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$48	$284	$517	$849
Accumulated benefit obligation	46	284	472	802
Fair value of plan assets	45	221	369	635

	Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets at December 31, 2010
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$—	$267	$389	$656
Accumulated benefit obligation	—	267	355	622
Fair value of plan assets	—	204	280	484

	Pension Plans with Projected Benefit Obligation in Excess of Plan Assets at December 31, 2010
(IN MILLIONS)	The Netherlands	United States	Other	Total
Projected benefit obligation	$—	$267	$486	$753
Accumulated benefit obligation	—	267	431	698
Fair value of plan assets	—	204	357	561

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009, respectively, includes the following components:

	Net Periodic Pension Cost
(IN MILLIONS)	The Netherlands	United States	Other	Total
Year ended December 31, 2011
Service cost	$4	$—	$13	$17
Interest cost	31	15	26	72
Expected return on plan assets	(37)	(18)	(28)	(83)
Amortization of net loss	—	2	1	3
Curtailment gain	—	—	(1)	(1)

Net periodic pension cost	$(2)	$(1)	$11	$8

Year ended December 31, 2010
Service cost	$4	$—	$10	$14
Interest cost	29	15	25	69
Expected return on plan assets	(37)	(18)	(26)	(81)
Amortization of net gain	(1)	—	—	(1)
Curtailment gain	—	—	(2)	(2)

Net periodic pension cost	$(5)	$(3)	$7	$(1)

Year ended December 31, 2009
Service cost	$3	$—	$9	$12
Interest cost	31	14	24	69
Expected return on plan assets	(39)	(17)	(25)	(81)
Amortization of net gain	(1)	—	(3)	(4)
Curtailment gain	—	—	(1)	(1)

Net periodic pension cost	$(6)	$(3)	$4	$(5)

The curtailment gains of $1 million, $2 million and $1 million in 2011, 2010 and 2009 resulted from employee terminations primarily in Europe.

The deferred loss included as a component of accumulated other comprehensive income/(loss) that is expected to be recognized as a component of net periodic benefit cost during 2012 is as follows:

(IN MILLIONS)	The Netherlands	United States	Other	Total
Net actuarial loss	$(4)	$(4)	$(3)	$(11)

The weighted average assumptions underlying the pension computations were as follows:

	Year Ended December 31,
	2011	2010	2009
Pension benefit obligation:
—discount rate	4.7%	5.2%	5.7%
—rate of compensation increase	2.0%	2.1%	2.1%

Net periodic pension costs:
—discount rate	5.2%	5.7%	5.9%
—rate of compensation increase	2.1%	2.1%	2.1%
—expected long-term return on plan assets	6.3%	6.5%	6.4%

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The assumptions for the expected return on plan assets for pension plans were based on a review of the historical returns of the asset classes in which the assets of the pension plans are invested and long-term economic forecast for the type of investments held by the plans. The historical returns on these asset classes were weighted based on the expected long-term allocation of the assets of the pension plans.

Nielsen’s pension plans’ weighted average asset allocations by asset category are as follows:

	The Netherlands	United States	Other	Total
At December 31, 2011
Equity securities	23%	60%	44%	36%
Fixed income securities	61	39	52	55
Other	16	1	4	9

Total	100%	100%	100%	100%

At December 31, 2010
Equity securities	21%	62%	51%	37%
Fixed income securities	63	37	45	53
Other	16	1	4	10

Total	100%	100%	100%	100%

No Nielsen shares are held by the pension plans.

Nielsen’s primary objective with regard to the investment of pension plan assets is to ensure that in each individual plan, sufficient funds are available to satisfy future benefit obligations. For this purpose, asset and liability management studies are made periodically at each pension fund. For each of the pension plans, an appropriate mix is determined on the basis of the outcome of these studies, taking into account the national rules and regulations. The overall target asset allocation among all plans for 2011 was 39% equity securities and 58% long-term interest-earning investments (debt or fixed income securities), and 3% other securities.

Equity securities primarily include investments in U.S. and non—U.S. companies. Fixed income securities include corporate bonds of companies from diversified industries and mortgage-backed securities. Other types of investments are primarily insurance contracts.

Assets at fair value (See Note 7—“Fair Value Measurements” for additional information on fair value measurement and the underlying fair value hierarchy) as of December 31, 2011 are as follows:

(IN MILLIONS)	Level 1	Level 2	Level 3	Total
Asset Category
Cash and equivalents	$10	$1	$—	$11
Equity securities—U.S.	27	119	—	146
Equity securities—non U.S.	33	281	—	314
Real estate	—	—	32	32
Corporate bonds	103	393	—	496
Debt issued by national, state or local government	53	142	—	195
Other	3	15	60	78

Total Assets at Fair Value	$229	$951	$92	$1,272

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The following is a summary of changes in the fair value of the fair value of the pension plans’ Level 3 assets for the year ended December 31, 2011:

(IN MILLIONS)	Real Estate	Other	Total
Balance, beginning of year	$32	$53	$85
Actual return on plan assets:
Unrealized gains	1	9	10
Effect of foreign currency translation	(1)	(2)	(3)

Balance, end of year	$32	$60	$92

Contributions to the pension plans in 2012 are expected to be approximately $7 million for the Netherlands plan, $16 million for the U.S. plan and $34 million for other plans.

Estimated future benefit payments are as follows:

(IN MILLIONS)	The Netherlands	United States	Other	Total
For the years ending December 31,
2012	$33	$10	$22	$65
2013	34	10	20	64
2014	35	10	21	66
2015	36	10	23	69
2016	37	11	23	71
2017-2021	187	64	128	379

Defined Contribution Plans

Nielsen also offers defined contribution plans to certain participants, primarily in the United States. Nielsen’s expense related to these plans was $37 million, $35 million and $38 million for the years ended December 31, 2011, 2010 and 2009, respectively. In the United States, Nielsen contributes cash to each employee’s account in an amount up to 3% of compensation (subject to IRS limitations); this contribution was increased to 4% upon the freeze of the U.S. defined benefit pension plan in 2006, and was decreased to 3% effective June 8, 2009. No contributions are made in shares of the Company’s common stock. Effective Oct 7, 2011, participants were allowed to invest in The Nielsen Company Stock Fund, which is an investment fund that exclusively invests in the common stock of Nielsen Holdings N.V.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

10. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of December 31, 2011.

(IN MILLIONS)	December 31, 2011			December 31, 2010
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
Senior secured term loan ($1,610 million at December 31, 2011 and 2010) (LIBOR based variable rate of 2.28%) due 2013		$1,287	$1,270		$1,490	$1,472
Senior secured term loan ($2,386 million at December 31, 2011 and 2010) (LIBOR based variable rate of 3.74%) due 2016		2,338	2,290		2,362	2,348
Senior secured term loan (€227 million at December 31, 2011 and 2010) (Euro LIBOR based variable rate of 3.13%) due 2013		186	183		272	267
Senior secured term loan (€273 million at December 31, 2011 and 2010) (Euro LIBOR based variable rate of 4.70%) due 2016		345	338		357	346
$500 million 8.50% senior secured term loan due 2017		500	538		500	497
$635 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2016		—	—		—	—

Total senior secured credit facilities (with weighted average interest rate)	4.13%	4,656	4,619	4.16%	4,981	4,930
$1,070 million 12.50% senior subordinated discount debenture loan due 2016		—	—		999	1,049
$325 million 11.50% senior debenture loan ($500 million at December 31, 2010) due 2016		307	350		467	540
$215 million 11.625% senior debenture loan ($330 million at December 31, 2010) due 2014		204	234		307	355
$1,080 million 7.75% senior debenture loan due 2018		1,084	1,165		1,084	1,122
€343 million 11.125% senior discount debenture loan due 2016		—	—		427	434
€50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 2.99%) due 2012		65	64		66	62
€30 million 6.75% private placement debenture loan (EMTN) due 2012		39	39		40	40
JPY 4,000 million 2.50% private placement debenture loan (EMTN) due 2011		—	—		49	47

Total debenture loans (with weighted average interest rate)	9.94%	1,699	1,852	11.33%	3,439	3,649
Other loans		4	4		5	5

Total long-term debt	5.68%	6,359	6,475	7.09%	8,425	8,584
Capital lease and other financing obligations		115			125
Bank overdrafts		1			8
Short-term debt		6			—

Total debt and other financing arrangements		6,481			8,558

Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		150			94

Non-current portion of long-term debt and capital lease and other financing obligations		$6,331			$8,464

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

The carrying amounts of Nielsen’s long-term debt are denominated in the following currencies:

(IN MILLIONS)	December 31, 2011	December 31, 2010
U.S. Dollars	$5,724	$7,214
Euro	635	1,162
Japanese Yen	—	49

	$6,359	$8,425

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
2012	$135
2013	1,501
2014	231
2015	27
2016	2,881
Thereafter	1,584

$6,359

On January 31, 2011, our indirect parent company, Holdings, completed an initial public offering of 82,142,858 shares of its €0.07 par value common stock at a price of $23.00 per share, generating proceeds of approximately $1,801 million, net of $88 million of underwriter discounts. Concurrent with its offering of common stock, Holdings issued $288 million in aggregate principal amount of 6.25% Mandatory Convertible Subordinated Bonds due February 1, 2013 (“the Bonds”), generating proceeds of approximately $277 million, net of $11 million of underwriter discounts. Holdings contributed substantially all of the combined net proceeds associated with the aforementioned transactions to the Company and it utilized the contributed amount to settle the Sponsor Advisory Agreements (See Note 14—“Investments in Affiliates and Related Party Transactions” for further information) and redeem and retire certain issuances of our long-term indebtedness as follows:

•

In February 2011, the Company paid approximately $201 million to redeem $164 million of its outstanding $467 million ($500 million aggregate principal amount) 11.50% Senior Discount Notes Due 2016 with a redemption cost of the stated rate applied to the principal amount being redeemed plus a proportionate amount of accrued interest to the principal amount.

•

In February 2011, the Company paid approximately $129 million to redeem $107 million of its outstanding $307 million ($330 million aggregate principal amount) 11.625% Senior Discount Notes Due 2014 with a redemption cost of the stated rate applied to the principal amount being redeemed plus a proportionate amount of accrued interest to the principal amount.

•

In February 2011, the Company paid approximately $1,133 million to redeem all of its outstanding $999 million ($1,070 million aggregate principal amount) 12.50% Senior Subordinated Discount Notes Due 2016 at a price of 105.89% of the aggregate principal amount.

•

In February and March 2011, the Company paid approximately $495 million to redeem all of its outstanding 11.125% Senior Discount Debenture Notes due 2016 at a price of 104.87% of the aggregate principal amount.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The Company recorded a total debt extinguishment charge of approximately $231 million in other expense, net in the consolidated statement of operations for the year ended December 31, 2011 associated with these redemptions.

Senior Secured Credit Facilities

Term Loan Facilities

In August 2006, certain of Nielsen’s subsidiaries entered into the Senior Secured Credit Agreement that was amended and restated in June 2009. The Senior Secured Credit Agreement provides for term loan facilities as shown in the table above.

The Company is required to repay installments on the borrowings under these senior secured term loan facilities in quarterly principal amounts of 0.25% of their original principal amount, with the remaining amount payable on their respective maturity dates.

Borrowings under the senior secured term loan facilities bear interest at a rate as determined by the type of borrowing, equal to either (a) a “base rate” determined by reference to the higher of (1) the federal funds rate plus 0.5% or (2) the prime rate or (b) a LIBOR rate for the currency of such borrowings, plus, in each case, an applicable margin. The applicable margins for the senior secured term loans that mature in 2013 vary depending on the Company’s secured leverage ratio, from 2.00% to 2.25% in the case of LIBOR loans and from 1.00% to 1.25% in the case of base rate loans. The applicable margins for two of the senior secured term loans that mature in 2016 are set at a fixed rate of 3.75% in the case of LIBOR loans and 2.75% in the case of base rate loans, and the margin for the remaining 2016 term loans vary depending upon the Company’s total leverage and credit rating, from 3.25% to 3.75% in the case of LIBOR loans and from 2.25% to 2.75% in the case of base rate loans.

The Senior Secured Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries (which together constitute most of its subsidiaries) to incur additional indebtedness or guarantees, incur liens and engage in sale and leaseback transactions, make certain loans and investments, declare dividends, make payments or redeem or repurchase capital stock, engage in certain mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, amend or otherwise alter terms of certain indebtedness, sell certain assets, transact with affiliates, enter into agreements limiting subsidiary distributions and alter the business they conduct. These entities are restricted, subject to certain exceptions, in their ability to transfer their net assets to the Company. Such restricted net assets amounted to approximately $4.9 billion at December 31, 2011. In addition, these entities are required to maintain a maximum total leverage ratio and a minimum interest coverage ratio. The Company is not currently bound by any financial or negative covenants contained in the credit agreement. The Senior Secured Credit Agreement also contain certain customary affirmative covenants and events of default.

In June 2009, the Company also entered into the Senior Secured Loan Agreement with Goldman Sachs Lending Partners LLC, which provides for senior secured term loans in the aggregate principal amount of $500 million bearing interest at a fixed rate of 8.50%. These 2009 term loans are secured on a pari passu basis with the Company’s existing obligations under its Senior Secured Credit Agreement and have a maturity of eight years. The net proceeds from the issuance of the 2009 term loans of approximately $481 million were used in their entirety to pay down senior secured term loan facilities under the Senior Secured Credit Agreement.

The Senior Secured Loan Agreement also include negative covenants, subject to significant exceptions, restricting or limiting the ability of Nielsen Holding and Finance B.V. and its restricted subsidiaries to, among other things, incur, assume or permit to exist additional indebtedness or guarantees, make certain loans and

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

investments, declare dividends, make payments or redeem or repurchase capital stock, engage in mergers, acquisitions and other business combinations, prepay, redeem or purchase certain indebtedness, sell certain assets, transact with affiliates and enter into agreements limiting subsidiary distributions. The Company is not bound by any financial or negative covenants contained in the Senior Secured Loan Agreement. The Senior Secured Loan Agreement also contains certain customary affirmative covenants and events of default.

Obligations under the Senior Secured Credit Agreement and Senior Secured Loan Agreement are guaranteed by the Company, substantially all of the wholly owned U.S. subsidiaries of the Company and certain of the non-U.S. wholly-owned subsidiaries of the Company, and are secured by substantially all of the existing and future property and assets of the U.S. subsidiaries of the Company and by a pledge of substantially all of the capital stock of the guarantors, the capital stock of substantially all of the U.S. subsidiaries of the Company, and up to 65% of the capital stock of certain of the non-U.S. subsidiaries of the Company Under a separate security agreement, substantially all of the assets of the Company are pledged as collateral for amounts outstanding under the senior secured credit facilities.

Subsequent Event

In February 2012, the Senior Secured Credit Agreement was amended and restated to provide for a new five-year amortizing term loan facility in an aggregate principal amount of $1,222 million, the proceeds from which were used to repay a corresponding amount of the existing senior secured term loans due 2013. Borrowings under this new term loan facility bear interest at a rate as determined by the type of borrowing, equal to either the “base rate” or LIBOR rate, plus, in each case, an applicable margin. The applicable margin on base rate loans under this new term loan facility ranges from 0.75% to 1.50% based on a total leverage ratio. The applicable margin on LIBOR loans under this new term loan facility ranges from 1.75% to 2.50% based on the total leverage ratio. Loans under this new term loan facility mature in full in February 2017, but the maturity date shall be January 2016 if at such time there is more than $750 million in the aggregate of existing other term loans under the Senior Secured Credit Agreement with a maturity of May 2016. The loans under this new term loan facility are required to be repaid in an amount equal to 5% of the original principal amount in the first year after the closing date, 5% in the second year, 10% in the third year, 10% in the fourth year and 70% in the fifth year (with payments in each year being made in equal quarterly installments other than the fifth year, in which payments shall be equal to 3.33% of the original principal amount of loans in each of the first three quarters and the remaining principal balance due in February 2017 (unless repayment is required in January 2016 as indicated above)). Loans under this new term loan facility are secured on a pari passu basis with the Company’s existing obligations under the Senior Secured Credit Agreement and Senior Secured Loan Agreement.

Revolving Credit Facility

The Senior Secured Credit Agreement also contains a senior secured revolving credit facility under which Nielsen Finance LLC, The Nielsen Company (US), Inc., and Nielsen Holding and Finance B.V. can borrow revolving loans. The revolving credit facility can also be used for letters of credit, guarantees and swingline loans. In March 2011, the Company amended the Senior Secured Credit Agreement to provide for the termination of the existing revolving credit commitments totaling $688 million, which had a final maturity date of August 2012, and their replacement with new revolving credit commitments totaling $635 million with a final maturity date of April 2016.

Revolving loans made pursuant to the new revolving credit commitments may be drawn in U.S. Dollars or Euros (at the election of the borrowers) and bear a tiered floating interest rate depending on a total leverage ratio, from 2.25% to 3.50% in the case of LIBOR borrowings and from 1.25% to 2.50% in the case of base rate borrowings. A commitment fee is payable on the unused portion of the new revolving credit commitments ranging from 0.375% to 0.75% also depending on the total leverage ratio.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The senior secured revolving credit facility is provided under the Senior Secured Credit Agreement and so contains covenants and restrictions as noted above with respect to the Senior Secured Credit Agreement under the “Term loan facilities” section above. Obligations under the revolving credit facility are guaranteed by the same entities that guarantee obligations under the Senior Secured Credit Agreement and Senior Secured Loan Agreement.

As of December 31, 2011 and 2010, the Company had no borrowings outstanding, but had outstanding letters of credit of $19 million and $20 million, respectively. As of December 31, 2011, the Company had $616 million available for borrowing under the revolving credit facility.

Debenture Loans

The indentures governing the Senior Notes and Senior Subordinated Discount Notes limit the majority of Nielsen’s subsidiaries’ ability to incur additional indebtedness, pay dividends or make other distributions or repurchase its capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions and sell certain assets or merge with or into other companies subject to certain exceptions. Upon a change in control, Nielsen is required to make an offer to redeem all of the Senior Notes and Senior Subordinated Discount Notes at a redemption price equal to the 101% of the aggregate accreted principal amount plus accrued and unpaid interest. The Senior Notes and Senior Subordinated Discount Notes are jointly and severally guaranteed by the Company, substantially all of the wholly owned U.S. subsidiaries of the Company, and certain of the non-U.S. wholly-owned subsidiaries of the Company.

In October and November 2010, the Company issued a combined $1,080 million in aggregate principal amount of 7.75% Senior Notes due 2018 at an issue price of $1,085 million with cash proceeds of approximately $1,065 million, net of fees and expenses.

In August 2006, Nielsen issued $650 million 10% and €150 million 9% senior notes due 2014. On April 16, 2008, Nielsen issued $220 million aggregate principal amount of additional 10% Senior Notes due 2014. In November and December 2010 the Company redeemed all $870 million aggregate principal amount of its 10% Senior Notes due 2014 at a price of 105% of the amount redeemed as well as all €150 million aggregate principal amount of its 9% Senior Notes due 2014 at a price of 104.5% of the amount redeemed. The redemption and subsequent retirement of these collective notes resulted in a loss of $90 million associated with the redemption option premium and recognition of previously deferred debt issuance costs recorded as a component of other expense/(income) in the consolidated statement of operations in the fourth quarter of 2010. These redemptions were consummated using the proceeds from the issuance of a combined $1,080 million in aggregate principal amount of 7.75% Senior Notes due 2018 discussed above.

In January 2009 Nielsen issued $330 million in aggregate principal amount of 11.625 % Senior Notes due 2014 at an issue price of $297 million with cash proceeds of approximately $290 million, net of fees and expenses. These Senior Notes were partially redeemed during 2011 as described above.

In April 2009 Nielsen issued $500 million in aggregate principal amount of 11.50% Senior Notes due 2016 at an issue price of $461 million with cash proceeds of approximately $452 million, net of fees and expenses. These Senior Notes were partially redeemed during 2011 as described above.

In August 2006, Nielsen also issued $1,070 million 12.50% senior subordinated discount notes due 2016 (“Senior Subordinated Discount Notes”). The Senior Subordinated Discount Notes were entirely redeemed during 2011 as described above.

In August 2006, Nielsen issued €343 million 11.125% senior discount notes due 2016 (“Senior Discount Notes”). The Senior Discount Notes were entirely redeemed during 2011 as described above.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Nielsen has a Euro Medium Term Note (“EMTN”) program in place under which no further debenture loans and private placements can be issued. All debenture loans and most private placements are quoted on the Luxembourg Stock Exchange.

In December 2011, Nielsen’s JPY 4,000 million 2.50% EMTN matured and was repaid and in May 2010, Nielsen’s €50 million variable rate EMTN matured and was repaid.

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

Other Transactions

Effective July 1, 2010, the Company designated its Euro denominated variable rate senior secured term loans due 2013 and 2016 as non-derivative hedges of its net investment in a European subsidiary. Beginning on July 1, 2010, gains or losses attributable to fluctuations in the Euro as compared to the U.S. Dollar associated with this debenture were recorded to the cumulative translation adjustment within stockholders’ equity, net of income tax. The Company recorded losses of $43 million (net of tax of $17 million) to the cumulative translation adjustment during the second half of 2010 associated with changes in foreign currency exchange rates attributable to these loans and therefore no gains or losses were recorded within the Company’s net income/(loss) during that period. The Company’s net income/(loss) reflected foreign currency exchange gains of $96 million for the year ended December 31, 2010 and losses of $21 million for the year ended December 31, 2009 associated with these loans.

Deferred Financing Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the life of the related debt. Deferred financing costs were $68 million and $103 million at December 31, 2011 and 2010, respectively.

Related Party Lenders

A portion of the borrowings under the senior secured credit facility, as well as certain of the Company’s senior debenture loans, have been purchased by certain of the Sponsors in market transactions not involving the Company. Amounts held by the Sponsors were $600 million and $599 million as of December 31, 2011 and 2010, respectively. Interest expense associated with amounts held by the Sponsors approximated $26 million, $29 million and $16 million during the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, short-term debt included a $6 million loan payable to Holdings that matures in June 2012 and began accreting interest in December 2011 at a rate of 3.011%.

Capital Lease and Other Obligations

Nielsen finances certain computer equipment, software, buildings and automobiles under capital leases and related transactions. These arrangements do not include terms of renewal, purchase options, or escalation clauses.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Assets under capital lease are recorded within property, plant and equipment See Note 6 “Property, Plant and Equipment.”

Future minimum capital lease payments under non-cancelable capital leases at December 31, 2011 are as follows:

(IN MILLIONS)
2012	$19
2013	19
2014	15
2015	14
2016	14
Thereafter	103

Total	184
Less: amount representing interest	69

Present value of minimum lease payments	$115

Current portion	$8
Total non-current portion	107

Present value of minimum lease payments	$115

Capital leases and other financing transactions have effective interest rates ranging from 8% to 10%. Interest expense recorded related to capital leases and other financing transactions during the years ended December 31, 2011, 2010 and 2009 was $10 million, $11 million and $11 million, respectively.

11. Stockholders’ Equity

Outstanding common shares were 258,463,857 as of December 31, 2011 and 2010. Each share of common stock has the right to one vote and a dividend determined at the general meeting of shareholders. No dividends were declared or paid on the common stock in 2011 or 2009. During 2010, Nielsen paid cash dividends of €7 million (approximately $9 million) to Holdings in order to fund Holdings’ redemption of shares of Holdings’ common stock held by certain former employees.

12. Stock-Based Compensation

In connection with the Acquisition, Holdings implemented an equity-based, management compensation plan (“Equity Participation Plan” or “EPP”) to align compensation for certain key executives with the performance of the Company. Under this plan, certain of the executives of Holdings may be granted stock options, stock appreciation rights, restricted stock and dividend equivalent rights in the shares of Holdings or purchase its shares. In connection with the completion of Holdings’ initial public offering of common stock in January 2011, Holdings implemented the Nielsen Holdings 2010 Stock Incentive Plan (the “Stock Incentive Plan”) and suspended further grants under the EPP. The Stock Incentive Plan is the source of new equity-based awards permitting Holdings to grant to its key employees, directors and other service providers the following types of awards: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other awards valued in whole or in part by reference to shares of Holdings’ common stock and performance-based awards denominated in shares or cash. There were no awards granted under the Stock Incentive Plan during the year ended December 31, 2010.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Under the Stock Incentive Plan, Holdings granted 4,307,002 time-based stock options to purchase shares during the year ended December 31, 2011. Under the Equity Participation Plan, 919,052 and 554,653 time-based and 175,301 and 554,653 performance-based stock options were granted to purchase Holdings’ shares during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2011, the total number of shares authorized for award of options or other equity-based awards was 34,795,000 under the Stock Incentive Plan. The 2011 time-based awards become exercisable over a four-year vesting period at a rate of 25% per year on the anniversary day of the award, and are tied to continuing employment. The majority of the 2010 time-based awards become exercisable ratably on the first three anniversaries of the grant date of the award, contingent on continuing employment on each vesting date. In addition, time-based awards granted in 2010 become exercisable over a four-year vesting period tied to the executives’ continuing employment as follows: 50% vested on December 31, 2011 and 25% will vest on the last day of each of the next two calendar years. The 2009 time-based awards become exercisable over a four-year vesting period tied to the executives’ continuing employment as follows: 75% were vested as of December 31, 2011 and 25% will vest on December 31, 2012. The 2008 and 2007 time-based awards became exercisable over a four-year and five-year vesting period, respectively, and were fully vested as of December 31, 2011. The 2010, 2009 and 2008 performance options are tied to the executives’ continued employment and become vested and exercisable based on the achievement of certain annual EBITDA targets over a four-year vesting period. The 2007 and 2006 performance options are tied to the executives’ targets over a five-year vesting period. If the annual EBITDA targets are achieved on a cumulative basis for any current year and prior years, the options become vested as to a pro-rata portion for any prior year installments which were not vested because of failure to achieve the applicable annual EBITDA target. Both option tranches expire ten years from date of grant. Upon a change in control, any then-unvested time options will fully vest and any then-unvested performance options can vest, subject to certain conditions.

Nielsen’s stock option plan activity is summarized below:

	Number of Options (Time Based and Performance Based)	Weighted-Average Exercise Price
Stock Option Plan activity
Outstanding at December 31, 2008	16,306,158	$17.49

Granted	1,109,306	18.24
Forfeited	(1,027,690)	(18.29)
Exercised	(32,977)	(4.05)

Outstanding at December 31, 2009	16,354,797	17.52

Granted	1,094,353	18.76
Forfeited	(703,387)	(20.46)
Exercised	(625,554)	(13.42)

Outstanding at December 31, 2010	16,120,209	17.63

Granted	4,307,002	30.00
Forfeited	(684,306)	(20.96)
Exercised	(1,160,878)	(13.20)

Outstanding at December 31, 2011	18,582,027	$20.65

Exercisable at December 31, 2011	9,782,792	$17.62

The weighted-average remaining contractual term for the options outstanding and exercisable as of December 31, 2011 was 5.77 years and 5.34 years, respectively.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Time-based and performance-based options granted during 2010 and 2009 have exercise prices of $18.41 and $36.80 per share and $16 and $32 per share, respectively. There were no performance-based awards granted in 2011. As of December 31, 2011, 2010 and 2009, the fair values of the time-based and performance-based awards were estimated using the Black-Scholes option pricing model. Expected volatility has been based primarily on a combination of the estimates of implied volatility of Holdings’ peer-group and Holdings’ historical volatility adjusted for leverage. For grants subsequent to Holdings’ initial public offering, implied volatility based on trading Holdings’ call options is also considered in the calculation of expected volatility because it is considered representative of future stock price trends.

The following assumptions were used during 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Expected life (years)	3.50-6.00	2.85-4.17	3.42-4.08
Risk-free interest rate	1.18-2.23%	1.28-2.12%	1.70-2.07%
Expected dividend yield	0%	0%	0%
Expected volatility	31.70-42.00%	58.00-63.00%	54.00-62.00%
Weighted average volatility	33.42%	60.05%	57.77%

As of December 31, 2011, 2010 and 2009, the weighted-average grant date fair value of the options granted was $9.39, $8.05 and $6.66, respectively, and the aggregate fair value of options vested was $12 million, $12 million and $24 million, respectively.

The Company recorded stock-based compensation expense of $26 million, $18 million and $14 million for the years ended December 31, 2011, 2010 and 2009, respectively. The tax benefit related to the stock compensation expense was $11 million, $8 million and $4 million, for the respective periods.

In the second quarter of 2009, the Company determined that it was not probable that the performance-based options would vest on December 31, 2010, 2011, 2012 and 2013. In 2009, because the performance options were no longer expected to vest, the cumulative stock-based compensation expense of $10 million related to these options was reversed; including $8 million recorded in prior years, and was accounted for as a change in estimate. Further, on June 2, 2009, a modification was made to the vesting provisions of the performance options scheduled to vest on December 31, 2010 and 2011. If the respective performance targets are not achieved, the modification will allow those performance-based options to convert to time-based options, subject to continued employment, with a stated vesting date of December 31, 2012 and 2013, for the 2010 and 2011 options. The compensation expense related to the modification of the performance-based awards to time-based awards scheduled to vest in 2012 through 2013 was recorded on a graded vesting method as of December 31, 2011, 2010 and 2009 since the achievement of the financial performance goals was not probable.

In June 2009, the Company granted 218,750 time-based stock options to affiliates of Centerview Partners (“Centerview”), a stockholder of Luxco, in connection with one of its partners being elected Chairman of the Supervisory Board of Nielsen. As of December 31, 2011, Centerview collectively holds 312,500 performance-based options and 218,750 time-based options to purchase shares in the Company. Cumulative expense related to these outstanding options amounted to approximately $4 million through December 31, 2011.

At December 31, 2011, there is approximately $34 million of unearned stock-based compensation related to stock options which the Company expects to record as stock-based compensation expense over the next four years. The compensation expense related to the time-based awards is amortized over the term of the award using the graded vesting method.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2011 was $175 million and $121 million, respectively.

There were 1,160,878 options exercised for the year ended December 31, 2011. The intrinsic value of the options exercised during 2011 was $18 million. The cash proceeds from the exercise of options was $11 million.

In 2011, 248,450 restricted stock units (RSUs) ultimately payable in shares of common stock were granted under the Stock Incentive Plan. No awards were vested as of December 31, 2011. The 2011 awards vest at a rate of 25% per year over four years on the anniversary day of the award. In 2010 and 2009, respectively, 6,250 and 62,500 RSUs ultimately payable in shares of common stock were granted. The 2010 awards fully vested on November 1, 2011. Two thirds of the 2009 awards vested on December 31, 2011 and the remaining one third will vest on December 31, 2012. The 2007 awards became fully vested in January 2011. The restrictions on the awards lapse consistently along with the vesting terms and become 100 percent vested immediately prior to a change in control. The estimated grant date fair value of these units in 2011, 2010 and 2009 was $30.05, $19.20 and $16.00, respectively.

As of December 31, 2011, approximately $5 million of unearned stock-based compensation related to unvested RSUs (net of estimated forfeitures) is expected to be recognized over a weighted average period of 3.3 years.

In March 2009, Nielsen completed an acquisition and allocated 426,136 shares to the selling stockholders. The shares vest ratably over three years on the annual anniversary date of the acquisition, subject to certain conditions.

13. Income Taxes

The components of income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates, were:

	Year Ended December 31,
(IN MILLIONS)	2011	2010	2009
Dutch	$35	$146	$356
Non-Dutch	92	(44)	(956)

Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	$127	$102	$(600)

The above amounts for Dutch and non-Dutch activities were determined based on the location of the taxing authorities.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The provision/(benefit) for income taxes attributable to the income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates consisted of:

	Year ended December 31,
(IN MILLIONS)	2011	2010	2009
Current:
Dutch	$1	$13	$4
Non-Dutch	143	117	86

	144	130	90

Deferred:
Dutch	(13)	(3)	17
Non-Dutch	(111)	(173)	(302)

	(124)	(176)	(285)

Total	$20	$(46)	$(195)

The Company’s provision/(benefit) for income taxes for the years ended December 31, 2011, 2010 and 2009 was different from the amount computed by applying the statutory Dutch federal income tax rates to the underlying income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates as a result of the following:

	Year ended December 31,
(IN MILLIONS)	2011	2010	2009
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of affiliates	$127	$102	$(600)

Dutch statutory tax rate	25.0%	25.5%	25.5%

Provision/(benefit) for income taxes at the Dutch statutory rate	$32	$26	$(153)
Impairment of goodwill and intangible assets	—	—	70
Tax impact on distributions from foreign subsidiaries	9	1	—
Effect of operations in non-Dutch jurisdictions, including foreign tax credits	(3)	(35)	(61)
U.S. state and local taxation	(4)	(24)	(45)
Withholding and other taxation	30	29	19
Effect of global financing activities	(38)	(28)	(6)
Changes in estimates for uncertain tax positions	12	2	(5)
Changes in valuation allowances	(25)	(25)	(15)
Other, net	7	8	1

Total provision/(benefit) for income taxes	$20	$(46)	$(195)

Effective tax rate	15.7%	(45.1%)	32.5%

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

The components of current and non-current deferred income tax assets/(liabilities) were:

(IN MILLIONS)	December 31, 2011	December 31, 2010

Deferred tax assets (on balance):
Net operating loss carryforwards	$394	$463
Interest expense limitation	557	264
Deferred compensation	6	27
Deferred revenues / costs	31	—
Employee benefits	51	61
Tax credit carryforwards	96	58
Stock-based payments	46	34
Accrued expenses	35	31
Other assets	38	20
Financial instruments	—	174
Fixed asset depreciation	—	12

	1,254	1,144
Valuation allowances	(193)	(215)

Deferred tax assets, net of valuation allowances	1,061	929

Deferred tax liabilities (on balance):
Intangible assets	(1,723)	(1,666)
Financial instruments	(54)	—
Fixed asset depreciation	(4)	—
Computer software	(43)	(116)
Deferred revenues / costs	—	(17)

	(1,824)	(1,799)

Net deferred tax liability	$(763)	$(870)

Recognized as:
Deferred income taxes, current	$57	$11
Deferred income taxes, non-current	(820)	(881)

Total	$(763)	$(870)

At December 31, 2011 and 2010 the Company had net operating loss carryforwards of approximately $1,176 million and $1,296 million, respectively, which began to expire in 2011, of which approximately $683 million relates to the U.S. In addition, the Company had tax credit carryforwards of approximately $96 million and $58 million at December 31, 2011 and 2010, respectively, which will begin to expire in 2014. In certain jurisdictions, the Company has operating losses and other tax attributes that, due to the uncertainty of achieving sufficient profits to utilize these operating loss carryforwards and tax credit carryforwards, the Company currently believes it is more likely than not that a portion of these losses will not be realized. Therefore, the Company has a valuation allowance of approximately $169 million and $194 million at December 31, 2011 and 2010, related to these net operating loss carryforwards and tax credit carryforwards. In addition, the Company has valuation allowances of $24 million and $21 million at December 31, 2011 and 2010, respectively, on deferred tax assets related to other temporary differences, which the Company currently believes will not be realized.

As a consequence of a significant restructuring of the ownership of the Nielsen non-U.S. subsidiaries in 2007 and 2008, the Company determined that no income taxes are required to be provided for on the

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

approximately $4.2 billion of excess book value of its investment in non-U.S. subsidiaries over the corresponding tax basis as of December 31, 2011. Certain of these differences can be eliminated at a future date without tax consequences and the remaining difference which is equal to the undistributed historic earnings of such subsidiaries are indefinitely reinvested. It is not practical to estimate the additional income taxes and applicable withholding that would be payable on the remittance of such undistributed historic earnings.

At December 31, 2011 and 2010, the Company had gross uncertain tax positions of $96 million and $114 million, respectively. The Company has also accrued interest and penalties associated with these unrecognized tax benefits as of December 31, 2011 and 2010 of $29 million and $25 million, respectively. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of benefit (provision) for income taxes in the Consolidated Statement of Operations.

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

(IN MILLIONS)	December31, 2011	December 31, 2010	December 31, 2009

Balance as of the beginning of period	$114	$129	$187
Additions for current year tax positions	4	3	7
Additions for tax positions of prior years	—	5	7
Reductions for lapses of statute of limitations	(22)	(22)	(74)
Effect of foreign currency translation	—	(1)	2

Balance as of the end of the period	$96	$114	$129

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

In 2010, the IRS concluded its audit of the 2006 and 2007 tax years. The Company is under Canadian audit for the years 2007 and 2008. It is anticipated that these examinations will be completed within the next twelve months. To date the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination. It is reasonably possible that a reduction in a range of $8 million to $19 million of uncertain tax positions may occur within 12 months as a result of projected resolutions of worldwide tax disputes.

14. Investments in Affiliates and Related Party Transactions

Related Party Transactions with Affiliates

As of December 31, 2011 and 2010, Nielsen had investments in affiliates of $74 million and $82 million, respectively. Nielsen’s only significant investment, and its percentage of ownership as of December 31, 2011, was its 51% non-controlling ownership interest in Scarborough Research (“Scarborough”). During the third quarter of 2009, the Company concluded that the carrying value of its non-controlling ownership interest in

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Scarborough was impaired . The Company deemed this impairment to be other than temporary and, accordingly, recorded an after-tax non-cash impairment charge of $26 million (net of tax of $18 million) during the period in “Equity in net income/(loss) of affiliates” in the Consolidated Statement of Operations. As of December 31, 2011, the carrying value of the Company’s investment in Scarborough was $53 million.

Nielsen and Scarborough enter into various related party transactions in the ordinary course of business, including Nielsen’s providing certain general and administrative services to Scarborough. Nielsen pays royalties to Scarborough for the right to include Scarborough data in Nielsen products sold directly to Nielsen customers. Additionally, Nielsen sells various Scarborough products directly to its clients, for which it receives a commission from Scarborough. As a result of these transactions Nielsen received net payments from Scarborough of $14 million, $7 million and $9 million for the years ended December 31, 2011, 2010 and 2009. Obligations between Nielsen and its affiliates, including Scarborough, are regularly settled in cash in the ordinary course of business. Nielsen had net receivables from its affiliates of approximately $12 million and $11 million at December 31, 2011 and 2010, respectively.

Transactions with Sponsors

In connection with the Valcon Acquisition, two of Nielsen’s subsidiaries and the Sponsors entered into Advisory Agreements, which provided for an annual management fee, in connection with planning, strategy, oversight and support to management, and were payable quarterly and in advance to each Sponsor, on a pro rata basis, for the eight year duration of the agreements, as well as reimbursements for each Sponsor’s respective out-of-pocket expenses in connection with the management services provided under the agreement. For each of the years ended December 31, 2010 and 2009, the Company recorded $12 million in selling, general and administrative expenses related to these management fees, sponsor travel and consulting.

The Advisory Agreements provided that upon the consummation of a change in control transaction or an initial public offering in excess of $200 million, each of the Sponsors would receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the agreements (assuming an eight year term of the agreements), calculated using the treasury rate having a final maturity date that is closest to the eighth anniversary of the date of the agreements.

In January 2011 in conjunction with Holdings’ initial public offering of common stock, the Advisory Agreements with the Sponsors were terminated for a settlement amount of $102 million and the Company recorded a this charge of as a component of selling, general and administrative expenses in the consolidated statement of operations.

Equity Healthcare LLC

Effective in January 2009, Nielsen entered into an employer health program arrangement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting and oversight by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms from providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. Equity Healthcare is an affiliate of The Blackstone Group, one of the Sponsors.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to Nielsen, the Company pays Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of December 31, 2011, Nielsen had approximately 7,300 employees enrolled in its self-insured health benefit plans in the United States. Equity Healthcare may also receive a fee (“Health Plan Fees”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds. Beginning in January 2012, the PEPM Fee the Company pays to Equity Healthcare will increase to $2.50.

15. Commitments and Contingencies

Leases and Other Contractual Arrangements

In February 2008, Nielsen amended and restated its Master Services Agreement dated June 16, 2004 (“MSA”), with Tata America International Corporation and Tata Consultancy Services Limited (jointly “TCS”). The term of the amended and restated MSA is for ten years, effective October 1, 2007; with a one year renewal option granted to Nielsen, during which ten year period (or if Nielsen exercises its renewal option, eleven year period) Nielsen has committed to purchase at least $1 billion in services from TCS. Unless mutually agreed, the payment rates for services under the amended and restated MSA are not subject to adjustment due to inflation or changes in foreign currency exchange rates. TCS will provide Nielsen with Information Technology, Applications Development and Maintenance and Business Process Outsourcing services globally. The amount of the purchase commitment may be reduced upon the occurrence of certain events, some of which also provides the Company with the right to terminate the agreement.

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

	For the Years Ending December 31,
(IN MILLIONS)	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	83	64	52	41	35	55	330
Other contractual obligations	418	117	23	15	13	2	588

Total	$501	$181	$75	$56	$48	$57	$918

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Total expenses incurred under operating leases were $97 million, $96 million and $107 million for the years ended December 31, 2011, 2010 and 2009, respectively. Nielsen recognized rental income received under subleases of $10 million, $13 million and $12 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, Nielsen had aggregate future proceeds to be received under non-cancelable subleases of $49 million.

Nielsen also has minimum commitments under non-cancelable capital leases. See Note 10—“Long-term Debt and Other Financing Arrangements” for further discussion.

Guarantees and Other Contingent Commitments

At December 31, 2011, Nielsen was committed under the following significant guarantee arrangements;

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

Letters of credit

Letters of credit issued and outstanding amount to $19 million and $20 million at December 31, 2011 and 2010, respectively.

Sunbeam Television Corp.

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida in April 2009. The lawsuit alleged that Nielsen Media Research, Inc. violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse its position in the market, and breached its contract with Sunbeam by producing defective ratings data through its sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. In January 2011, the U.S. District Court in the Southern District of Florida dismissed all federal and state antitrust claims brought against the Company by Sunbeam stating that Sunbeam failed to show that any competitor was “willing and able” to enter the local television ratings market in Miami and was excluded from that market by Nielsen. The Court also determined that Sunbeam could not prove that the current ratings for Sunbeam’s local station WSVN are less accurate than they would be under a prospective competitor’s methodology. The Court deferred ruling on the remaining ancillary claims, including breach of contract and violation of Florida’s Deceptive and Unfair Trade Practices Act. Subsequent to the court’s decision, Sunbeam voluntarily dismissed with prejudice the remaining claims in the case so that all claims have been dismissed. Sunbeam has appealed the court’s dismissal of the antitrust claims, and the appeal is currently pending in the U.S. Court of Appeals for the Eleventh Judicial Circuit.

comScore, Inc.

In March 2011, Nielsen filed a lawsuit against comScore, Inc. (“Comscore”) in the United States District Court for the Eastern District of Virginia (the “Court”) alleging infringement by Comscore of certain patent rights of Nielsen. Nielsen’s complaint sought unspecified damages and injunctive relief. Further, in March 2011, Comscore filed a lawsuit against Nielsen in the Court alleging infringement of certain patent rights of Comscore by Nielsen. Comscore’s complaint sought unspecified damages and injunctive relief. In December 2011, Nielsen entered into a Patent Purchase, License and Settlement Agreement (the “Patent Purchase Agreement”) with Comscore in order to resolve the litigation. Pursuant to the Patent Purchase Agreement, Nielsen received, among other things, shares of Comscore’s common stock and other assets. Nielsen recorded a net gain related to the settlement, of which $11 million is recorded in “Other expense, net” in the consolidated financial statements.

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

16. Segments

The Company aligns its operating segments in order to conform to management’s internal reporting structure, which is reflective of service offerings by industry. Management aggregates such operating segments into three reporting segments: what consumers buy (“Buy”), consisting principally of market research information and analytical services; what consumers watch (“Watch”), consisting principally of television, online and mobile audience and advertising measurement and corresponding analytics and Expositions, consisting principally of trade shows, events and conferences. Effective in 2011, the Company realigned specific areas between its reportable segments. Certain aspects of Nielsen’s global mobile measurement client portfolio as well as the advertising solutions business that were formerly reported in the Buy segment have been moved to the Watch segment. Prior period results have been adjusted to reflect this presentation.

Corporate consists principally of unallocated items such as certain facilities and infrastructure costs as well as intersegment eliminations. Certain corporate costs, other than those described above, including those related to selling, finance, legal, human resources, and information technology systems, are considered operating costs and are allocated to the Company’s segments based on either the actual amount of costs incurred or on a basis consistent with the operations of the underlying segment. Information with respect to the operations of each of Nielsen’s business segments is set forth below based on the nature of the services offered and geographic areas of operations.

Business Segment Information

	Year Ended December 31,
(IN MILLIONS)	2011	2010	2009
Revenues
Buy	$3,409	$3,108	$2,861
Watch	1,944	1,850	1,767
Expositions	179	168	180

Total	$5,532	$5,126	$4,808

	Year Ended December 31,
(IN MILLIONS)	2011	2010	2009
Depreciation and amortization
Buy	$198	$202	$217
Watch	299	317	292
Expositions	25	27	40
Corporate and eliminations	7	12	8

Total	$529	$558	$557

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
(IN MILLIONS)	2011	2010	2009
Impairment of goodwill and intangible assets
Buy	$—	$—	$—
Watch	—	—	402
Expositions	—	—	125
Corporate and eliminations	—	—	—

Total	$—	$—	$527

	Year Ended December 31,
(IN MILLIONS)	2011	2010	2009
Restructuring charges
Buy	$57	$27	$39
Watch	15	15	9
Expositions	2	2	3
Corporate and eliminations	10	17	11

Total	$84	$61	$62

	Year Ended December 31,
(IN MILLIONS)	2011	2010	2009
Stock-based compensation expense
Buy	$8	$7	$6
Watch	5	3	3
Expositions	—	—	—
Corporate and eliminations	13	8	5

Total	$26	$18	$14

	Year Ended December 31,
(IN MILLIONS)	2011	2010	2009
Operating income/(loss)
Buy	$432	$414	$324
Watch	462	367	(36)
Expositions	60	49	(105)
Corporate and eliminations	(158)	(100)	(67)

Total	$796	$730	$116

(IN MILLIONS)	December 31, 2011	December 31, 2010
Total assets
Buy	$6,782	$6,605
Watch	6,560	6,658
Expositions	794	825
Corporate and eliminations(1)	336	337

Total	$14,472	$14,425

(1)	Includes cash of $35 million and $62 million and deferred financing costs of $68 million and $103 million as of December 31, 2011 and 2010, respectively.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

	Year ended December 31,
(IN MILLIONS)	2011	2010	2009
Capital expenditures
Buy	$178	$156	$136
Watch	182	164	127
Expositions	7	6	16
Corporate and eliminations	—	8	3

Total	$367	$334	$282

Geographic Segment Information

(IN MILLIONS)	Revenues(1)	Operating Income/ (Loss)	Long- lived Assets(2)
2011
United States	$2,695	$419	$9,531
North and South America, excluding the United States	625	184	1,212
The Netherlands	43	(90)	3
Other Europe, Middle East & Africa	1,451	186	1,074
Asia Pacific	718	97	505

Total	$5,532	$796	$12,325

(IN MILLIONS)	Revenues(1)	Operating Income/ (Loss)	Long- lived Assets(2)
2010
United States	$2,575	$294	$9,493
North and South America, excluding the United States	551	157	1,293
The Netherlands	41	(5)	6
Other Europe, Middle East & Africa	1,332	192	1,016
Asia Pacific	627	92	494

Total	$5,126	$730	$12,302

(IN MILLIONS)	Revenues(1)	Operating Income/ (Loss)
2009
United States	$2,478	$(260)
North and South America, excluding the United States	477	145
The Netherlands	43	—
Other Europe, Middle East & Africa	1,298	159
Asia Pacific	512	72

Total	$4,808	$116

(1)	Revenues are attributed to geographic areas based on the location of customers.

(2)	Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

17. Additional Financial Information

Accounts payable and other current liabilities

(IN MILLIONS)	December 31, 2011	December 31, 2010
Trade payables	$180	$138
Personnel costs	336	310
Current portion of restructuring liabilities	55	56
Data and professional services	167	160
Interest payable	51	64
Other current liabilities(1)	261	262

Total accounts payable and other current liabilities	$1,050	$990

(1)	Other includes multiple items, none of which is individually significant.

18. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the consolidating balance sheet as of December 31, 2011 and 2010 and consolidating statements of operations and cash flows for the years ended December 31, 2011, 2010 and 2009. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., Nielsen Business Media Holding Company, TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen Business Media Holding Company, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are the Company and the subsidiary issuers (Nielsen Finance LLC and Nielsen Finance Co.), both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors of the debt issued by Nielsen.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidating Statement of Operations

For the year ended December 31, 2011

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,680	$2,852	$—	$5,532

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	970	1,267	—	2,237
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	938	948	—	1,886
Depreciation and amortization	—	—	406	123	—	529
Restructuring charges	—	—	31	53	—	84

Operating income	—	—	335	461	—	796

Interest income	7	548	25	30	(604)	6
Interest expense	(13)	(426)	(593)	(28)	604	(456)
Loss on derivative instruments	—	(1)	—	—	—	(1)
Foreign currency exchange transaction losses, net	—	—	(7)	(2)	—	(9)
Other (expense)/income, net	(52)	(182)	191	(166)	—	(209)

(Loss)/income from continuing operations before income taxes and equity in net income of affiliates	(58)	(61)	(49)	295	—	127
Benefit/(provision) for income taxes	—	21	8	(49)	—	(20)
Equity in net income of subsidiaries	167	—	207	—	(374)	—
Equity in net income of affiliates	—	—	—	3	—	3

Income/(loss) from continuing operations	109	(40)	166	249	(374)	110
Income from discontinued operations, net of tax	—	—	1	—	—	1

Net income/(loss)	109	(40)	167	249	(374)	111
Less: net income attributable to noncontrolling interests	—	—	—	2	—	2

Net income/(loss) attributable to controlling interests	$109	$(40)	$167	$247	$(374)	$109

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidating Statement of Operations

For the year ended December 31, 2010

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,559	$2,567	$—	$5,126

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	987	1,142	—	2,129
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	817	831	—	1,648
Depreciation and amortization	—	—	437	121	—	558
Restructuring charges	—	—	42	19	—	61

Operating income	—	—	276	454	—	730

Interest income	7	501	31	23	(557)	5
Interest expense	(49)	(597)	(538)	(33)	557	(660)
Loss on derivative instruments	—	(27)	—	—	—	(27)
Foreign currency exchange transaction gains/(losses), net	—	111	(26)	50	—	135
Other (expense)/income, net	—	(91)	45	(35)	—	(81)

(Loss)/income from continuing operations before income taxes and equity in net income of affiliates	(42)	(103)	(212)	459	—	102
Benefit/(provision) for income taxes	1	36	81	(72)	—	46
Equity in net income of subsidiaries	170	—	322	—	(492)	—
Equity in net income of affiliates	—	—	1	4	—	5

Income/(loss) from continuing operations	129	(67)	192	391	(492)	153
Loss from discontinued operations, net of tax	—	—	(22)	—	—	(22)

Net income/(loss)	129	(67)	170	391	(492)	131
Less: net income attributable to noncontrolling interests	—	—	—	2	—	2

Net income/(loss) attributable to controlling interests	$129	$(67)	$170	$389	$(492)	$129

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidating Statement of Operations

For the year ended December 31, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,463	$2,345	$—	$4,808

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	998	1,025	—	2,023
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	767	756	—	1,523
Depreciation and amortization	—	—	428	129	—	557
Impairment of goodwill and intangible assets	—	—	527	—	—	527
Restructuring charges	—	—	22	40	—	62

Operating income	—	—	(279)	395	—	116

Interest income	19	446	60	66	(584)	7
Interest expense	(56)	(580)	(529)	(63)	584	(644)
Loss on derivative instruments	—	(56)	(4)	—	—	(60)
Foreign currency exchange transaction gains/(losses), net	1	(26)	26	(3)	—	(2)
Other (expense)/income, net	(14)	(6)	128	(125)	—	(17)

(Loss)/income from continuing operations before income taxes and equity in net (loss)/income of affiliates	(50)	(222)	(598)	270	—	(600)
(Provision)/benefit for income taxes	(14)	84	217	(92)	—	195
Equity in net (loss)/income of subsidiaries	(426)	—	40	—	386	—
Equity in net (loss)/income of affiliates	—	—	(24)	2	—	(22)

(Loss)/income from continuing operations	(490)	(138)	(365)	180	386	(427)
Loss from discontinued operations, net of tax	—	—	(61)	—	—	(61)

Net (loss)/income	(490)	(138)	(426)	180	386	(488)
Less: net income attributable to noncontrolling interests	—	—	—	2	—	2

Net (loss)/income attributable to controlling interests	$(490)	$(138)	$(426)	$178	$386	$(490)

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidating Balance Sheet

December 31, 2011

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$—	$—	$33	$285	$—	$318
Trade and other receivables, net	—	—	369	711	—	1,080
Prepaid expenses and other current assets	—	15	134	110	—	259
Intercompany receivables	300	123	224	326	(973)	—

Total current assets	300	138	760	1,432	(973)	1,657
Non-current assets
Property, plant and equipment, net	—	—	367	242	—	609
Goodwill	—	—	4,989	2,166	—	7,155
Other intangible assets, net	—	—	4,121	440	—	4,561
Deferred tax assets	1	—	67	108	—	176
Other non-current assets	—	53	162	99	—	314
Equity investment in subsidiaries	4,574	—	4,731	—	(9,305)	—
Intercompany receivables	149	7,322	908	1,449	(9,828)	—

Total assets	$5,024	$7,513	$16,105	$5,936	$(20,106)	$14,472

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$31	$55	$388	$576	$—	$1,050
Deferred revenues	—	—	247	196	—	443
Income tax liabilities	—	—	7	44	—	51
Current portion of long-term debt, capital lease obligations and short-term borrowings	104	28	16	2	—	150
Intercompany payables	—	47	729	197	(973)	—

Total current liabilities	135	130	1,387	1,015	(973)	1,694
Non-current liabilities
Long-term debt and capital lease obligations	—	6,223	92	16	—	6,331
Deferred tax liabilities	—	80	883	33	—	996
Intercompany loans	—	—	8,926	902	(9,828)	—
Other non-current liabilities	2	14	243	297	—	556

Total liabilities	137	6,447	11,531	2,263	(10,801)	9,577

Total stockholders’ equity	4,887	1,066	4,574	3,665	(9,305)	4,887
Noncontrolling interests	—	—	—	8	—	8

Total equity	4,887	1,066	4,574	3,673	(9,305)	4,895

Total liabilities and equity	$5,024	$7,513	$16,105	$5,936	$(20,106)	$14,472

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet

December 31, 2010

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$1	$—	$65	$352	$—	$418
Trade and other receivables, net	—	—	391	623	—	1,014
Prepaid expenses and other current assets	1	18	87	113	—	219
Intercompany receivables	306	115	749	346	(1,516)	—

Total current assets	308	133	1,292	1,434	(1,516)	1,651
Non-current assets
Property, plant and equipment, net	—	—	356	243	—	599
Goodwill	—	—	4,935	2,161	—	7,096
Other intangible assets, net	—	—	4,149	458	—	4,607
Deferred tax assets	—	174	1	60	(174)	61
Other non-current assets	7	94	184	126	—	411
Equity investment in subsidiaries	2,980	—	3,750	—	(6,730)	—
Intercompany receivables	198	7,634	617	1,469	(9,918)	—

Total assets	$3,493	$8,035	$15,284	$5,951	$(18,338)	$14,425

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$30	$94	$327	$539	$—	$990
Deferred revenues	—	—	265	187	—	452
Income tax liabilities	—	—	27	46	—	73
Current portion of long-term debt, capital lease obligations and short-term borrowings	49	27	10	8	—	94
Intercompany payables	—	192	1,093	231	(1,516)	—

Total current liabilities	79	313	1,722	1,011	(1,516)	1,609
Non-current liabilities
Long-term debt and capital lease obligations	533	7,812	102	17	—	8,464
Deferred tax liabilities	—	—	968	148	(174)	942
Intercompany loans	—	—	9,302	616	(9,918)	—
Other non-current liabilities	—	22	210	288	—	520

Total liabilities	612	8,147	12,304	2,080	(11,608)	11,535

Total stockholders’ equity	2,881	(112)	2,980	3,862	(6,730)	2,881
Noncontrolling interests	—	—	—	9	—	9

Total equity	2,881	(112)	2,980	3,871	(6,730)	2,890

Total liabilities and equity	$3,493	$8,035	$15,284	$5,951	$(18,338)	$14,425

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidating Statement of Cash Flows

For the year ended December 31, 2011

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by operating activities	$1	$132	$104	$422	$659

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(112)	(20)	(132)
Proceeds from sale of subsidiaries and affiliates, net	—	—	4	1	5
Additions to property, plant and equipment and other assets	—	—	(102)	(75)	(177)
Additions to intangible assets	—	—	(172)	(18)	(190)
Other investing activities	—	—	(1)	—	(1)

Net cash used in investing activities	—	—	(383)	(112)	(495)

Financing activities:
Proceeds from issuances of debt, net of issuance costs	—	—	6	—	6
Repayments of debt	(505)	(1,603)	(2)	—	(2,110)
Decrease in other short-term borrowings	—	—	(2)	(4)	(6)
Capital contributions from parent	2,077	—	—	—	2,077
Activity under stock plans	—		(2)		(2)
Settlement of derivatives, intercompany and other financing activities	(1,578)	1,471	246	(361)	(222)

Net cash (used in)/provided by financing activities	(6)	(132)	246	(365)	(257)

Effect of exchange-rate changes on cash and cash equivalents	4	—	1	(12)	(7)

Net (decrease)/increase in cash and cash equivalents	(1)	—	(32)	(67)	(100)

Cash and cash equivalents at beginning of period	1	—	65	352	418

Cash and cash equivalents at end of period	$—	$—	$33	$285	$318

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidating Statement of Cash Flows

For the year ended December 31, 2010

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$3	$(15)	$185	$371	$544

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(35)	(20)	(55)
Proceeds from sale of subsidiaries and affiliates, net	—	—	17	—	17
Additions to property, plant and equipment and other assets	—	—	(112)	(66)	(178)
Additions to intangible assets	—	—	(143)	(13)	(156)
Other investing activities	—	—	2	5	7

Net cash used in investing activities	—	—	(271)	(94)	(365)

Financing activities:
Proceeds from issuances of debt, net of issuance costs	—	1,065	—	—	1,065
Repayments of debt	(64)	(1,161)	(3)	—	(1,228)
Increase/(decrease) in other short-term borrowings	—	—	4	(10)	(6)
Cash dividends paid to parent	(9)	—	—	—	(9)
Activity under stock plans	—	—	(4)	—	(4)
Settlement of derivatives, intercompany and other financing activities	69	109	—	(260)	(82)

Net cash (used in)/provided by financing activities	(4)	13	(3)	(270)	(264)

Effect of exchange-rate changes on cash and cash equivalents	—	—	(6)	(2)	(8)

Net (decrease)/increase in cash and cash equivalents	(1)	(2)	(95)	5	(93)

Cash and cash equivalents at beginning of period	2	2	160	347	511

Cash and cash equivalents at end of period	$1	$—	$65	$352	$418

The Nielsen Company B.V.

Notes to Consolidated Financial Statements (continued)

Consolidating Statement of Cash Flows

For the year ended December 31, 2009

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$5	$(14)	$197	$327	$515

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(42)	(8)	(50)
Proceeds/payments from sale of subsidiaries and affiliates, net	—	—	84	—	84
Additions to property, plant and equipment and other assets	—	—	(85)	(54)	(139)
Additions to intangible assets	—	—	(98)	(45)	(143)
Other investing activities	15	—	1	5	21

Net cash provided by/(used) in investing activities	15	—	(140)	(102)	(227)

Financing activities:
Repayments of revolving credit facility	—	—	(295)	—	(295)
Proceeds from issuances of debt, net of issuance costs	—	1,223	—	—	1,223
Repayments of debt	(390)	(577)	—	(9)	(976)
(Decrease)/increase in other short-term borrowings	—	—	(59)	10	(49)
Stock activity of subsidiaries, net	—	—	—	(3)	(3)
Valcon capital return	(1)	—	—	—	(1)
Settlement of derivatives, intercompany and other financing activities	372	(630)	285	(197)	(170)

Net cash (used in)/provided by financing activities	(19)	16	(69)	(199)	(271)

Effect of exchange-rate changes on cash and cash equivalents	—	—	10	18	28

Net increase/(decrease) in cash and cash equivalents	1	2	(2)	44	45

Cash and cash equivalents at beginning of period	1	—	162	303	466

Cash and cash equivalents at end of period	$2	$2	$160	$347	$511

The Nielsen Company B.V.

Schedule II—Valuation and Qualifying Accounts

For the Years ended December 31, 2011, 2010 and 2009

(IN MILLIONS)	Balance Beginning of Period	Charges to Expense	Acquisitions and Divestitures	Deductions	Effect of Foreign Currency Translation	Balance at End of Period
Allowance for accounts receivable and sales returns
For the year ended December 31, 2009	$33	$14	$(2)	$(15)	$1	$31
For the year ended December 31, 2010	$31	$4	$—	$(4)	$—	$31
For the year ended December 31, 2011	$31	$2	$1	$(10)	$—	$24

(IN MILLIONS)	Balance Beginning of Period	Charges/ (Credits) to Expense	Charged to Other Accounts	Effect of Foreign Currency Translation	Balance at End of Period
Valuation allowance for deferred taxes
For the year ended December 31, 2009	$232	$(15)	$16	$—	$233
For the year ended December 31, 2010	$233	$(25)	$14	$(7)	$215
For the year ended December 31, 2011	$215	$(25)	$9	$(6)	$193

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(c)    Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 14.    Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement of Nielsen Holdings N.V., which will be filed with the SEC on or before April 30, 2012.

PART IV

Item 15.	Exhibits

(a)(1) Financial Statements

The Financial Statements listed in the Index to Financial Statements in Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

The Financial Statement Schedule listed in the Index to Financial Statements in Item 8 is filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Association of The Nielsen Company B.V., filed as Exhibit 3.1 to the Company’s registration statement on Form S-4 dated as of May 2, 2007, incorporated by reference herein

4.1(a)	Second Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009, and further amended and restated as of February 2, 2012 among Nielsen Finance LLC, as a U.S. Borrower, TNC (US) Holdings Inc., as a U.S. Borrower, Nielsen Holding and Finance B.V., as Dutch Borrower, the Guarantors party thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents (incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Nielsen Holdings N.V. filed on February 6, 2012) (File No. 001-35042))

4.1(b)	Amended and Restated Security Agreement, dated as of August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, the other Grantors identified therein, and Citibank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 4.1(j) to the Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010) (File No. 333-167271))

4.1(c)	Intellectual Property Security Agreement, dated as of August 9, 2006, among Nielsen Finance LLC, the other Grantors identified therein and Citibank, N.A. as Collateral Agent (incorporated herein by reference to Exhibit 4.1(c) to the Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010) (File No. 333-167271))

4.1(d)	Senior Secured Loan Agreement, dated June 8, 2009, by and among Nielsen Finance LLC, the Guarantors party thereto from time to time, Goldman Sachs Lending Partners LLC and the other Lenders party thereto from time to time (incorporated herein by reference to Exhibit 4.1(g) to the Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010) (File No. 333-167271))

4.1(e)	First Lien Intercreditor Agreement, dated as of June 23, 2009, among Citibank, N.A., as Collateral Agent and Authorized Representative under the Credit Agreement, Goldman Sachs Lending Partners LLC, as the Initial Additional Authorized Representative, and each additional Authorized Representative from time to time party thereto (incorporated herein by reference to Exhibit 4.1(c) to the Form 8-K/A of The Nielsen Company B.V. filed on June 26, 2009 (File No. 333-142546))

Exhibit No.	Description
4.1(f)	Amendment No. 1, dated as of August 13, 2010, to the Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, as a U.S. Borrower, TNC (US) Holdings Inc., as a U.S. Borrower, Nielsen Holding and Finance B.V., as Dutch Borrower, the Guarantors party thereto from time to time, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, ABN AMRO Bank N.V., as Swing Line Lender, the other Lenders party thereto from time to time, Deutsche Bank Securities Inc., as Syndication Agent and JPMorgan Chase Bank, N.A., ABN AMRO Bank N.V. and ING Bank N.V., as Co-Documentation Agents (incorporated herein by reference to Exhibit 4.1 to the Form 8-K of The Nielsen Company B.V. filed on August 16, 2010 (File No. 333-142546))

4.1(g)	Amendment No. 2, dated as of March 23, 2011, to the Amended and Restated Credit Agreement, dated August 9, 2006 and amended and restated as of June 23, 2009, among Nielsen Finance LLC, the other borrowers and guarantors party thereto, the lenders and other parties from time to time party thereto, and Citibank, N.A., as administrative agent filed as Exhibit 10.1 to the Form 10-Q of Nielsen Holdings N.V. filed on April 28, 2011.

4.1(h)	Amendment Agreement, dated February 2, 2012, by and among Nielsen Finance LLC, the other borrowers party thereto, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, and certain of the lenders filed as Exhibit 4.1 to the Form 8-K of Nielsen Holdings N.V. dated February 6, 2012.

4.2	Indenture, dated as of August 9, 2006, between VNU Group B.V. and Law Debenture Trust Company of New York, as Trustee, for the 11 1/8% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on May 2, 2007 (File No. 333-142546))

4.5(a)	Amended and Restated Trust Deed, dated October 29, 2002, by and between VNU N.V. and Deutsche Trustee Company Limited relating to the VNU N.V. €200,000,000 Euro Medium Term Note Programme (incorporated herein by reference to Exhibit 4.8(a) to Amendment No. 1 to the Registration Statement of The Nielsen Company B.V. on Form S-4 filed on June 21, 2007 (File No. 333-142546))

4.5(b)	Supplemental Trust Deed, dated October 27, 2003, by and between VNU N.V. and Deutsche Trustee Company Limited relating to the €250,000,000 Euro Medium Term Note Programme (incorporated herein by reference to Exhibit 4.8(b) to Amendment No. 1 to the Registration Statement of The Nielsen Company B.V. on Form S-4 filed on June 21, 2007 (File No. 333- 142546))

4.6(a)	Indenture, dated as of January 27, 2009, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors and Law Debenture Trust Company of New York for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.1(a) to the Form 8-K of The Nielsen Company B.V. filed on January 28, 2009 (File No. 333-142546))

4.6(b)	First Supplemental Indenture, dated as of February 13, 2009, among AGB Nielsen Media Research B.V., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as Trustee, for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.9(a) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended March 31, 2009 (File No. 333-142546))

4.6(c)	Second Supplemental Indenture, dated as of May 21, 2009, among The Cambridge Group, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee for U.S. Dollar denominated 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.9(b) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended June 30, 2009 (File No. 333-142546))

Exhibit No.	Description
4.6(d)	Third Supplemental Indenture, dated as of August 19, 2009, among ACNielsen eRatings.com, an affiliate of Nielsen Finance LLC, and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.9(c) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2009 (File No. 333-142546))

4.6(e)	Fourth Supplemental Indenture, dated as of December 31, 2010, among The Nielsen Company (Luxembourg) S.à r.l., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.2(a) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546))

4.6(f)	Fifth Supplemental Indenture, dated as of December 31, 2010, among Hamilton Hes Limited in the process of changing its name to The Nielsen Company Finance (Ireland) Limited, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.2(b) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546))

4.6(g)	Sixth Supplemental Indenture, dated as of February 17, 2012, among NeuroFocus, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.6(g) to the Form 10-K of Nielsen Holdings N.V. filed on February 22, 2012 (File No. 001-35042))

4.7(a)	Indenture, dated as of May 1, 2009, among Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.1(a) to the current report on Form 8-K of The Nielsen Company B.V. filed on May 1, 2009 (File No. 333-142546))

4.7(b)	First Supplemental Indenture, dated as of May 21, 2009, among The Cambridge Group, Inc, an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York, as Trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.10(a) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended June 30, 2009, incorporated herein by reference (File No. 333-142546))

4.7(c)	Second Supplemental Indenture, dated as of August 19, 2009, among ACNielsenRatings.com, an affiliate of Nielsen Finance LLC, and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.10(b) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2009, incorporated herein by reference (File No. 333-142546))

4.7(d)	Third Supplemental Indenture, dated as of December 31, 2010, among The Nielsen Company (Luxembourg) S.à r.l., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.3(a) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546))

4.7(e)	Fourth Supplemental Indenture, dated as of December 31, 2010, among Hamilton Hes Limited in the process of changing its name to The Nielsen Company Finance (Ireland) Limited, an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.3(b) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546))

Exhibit No.	Description
4.7(f)	Fifth Supplemental Indenture, dated as of February 17, 2012, among NeuroFocus, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co., and Law Debenture Trust Company of New York, as trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.7(f) to the Form 10-K of Nielsen Holdings N.V. filed on February 22, 2012 (File No. 001-35042))

4.8(a)	Indenture, dated as of October 12, 2010, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors and Law Debenture Trust Company of New York, as Trustee for the 7.75% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.1(a) to the Form 8-K of The Nielsen Company B.V. filed on October 14, 2010 (File No. 333-142546))

4.8(b)	First Supplemental Indenture, dated as of November 9, 2010, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors and Law Debenture Trust Company of New York (incorporated herein by reference to Exhibit 4.1(a) to the Form 8-K of The Nielsen Company B.V. filed on October 14, 2010 (File No. 333-142546))

4.8(c)	Second Supplemental Indenture, dated as of December 31, 2010, among The Nielsen Company (Luxembourg) S.à r.l., an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York (incorporated herein by reference to Exhibit 4.4(a) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546))

4.8(d)	Third Supplemental Indenture, dated as of December 31, 2010, among Hamilton Hes Limited in the process of changing its name to The Nielsen Company Finance (Ireland) Limited, an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York (incorporated herein by reference to Exhibit 4.4(b) to the Form 8-K of The Nielsen Company B.V. filed on January 5, 2011 (File No. 333-142546))

4.8(e)	Fourth Supplemental Indenture, dated as of February 17, 2012, among NeuroFocus, Inc., an affiliate of Nielsen Finance LLC and Nielsen Finance Co. and Law Debenture Trust Company of New York (incorporated herein by reference to Exhibit 4.8(e) to the Form 10-K of Nielsen Holdings N.V. filed on February 22, 2012 (File No. 001-35042))

4.9(a)	Indenture, dated as of January 31, 2011, between Nielsen Holdings N.V. and The Bank of New York, as trustee, relating to the 6.25% Mandatory Convertible Subordinated Bonds due 2013 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Nielsen Holdings N.V. filed on February 1, 2011 (File No. 001-35042))

10.1**	Amended and Restated Shareholders’ Agreement regarding Nielsen Holdings N.V., dated January 31, 2011, among AlpInvest, Blackstone, Carlyle, Hellman & Friedman, KKR, Thomas H. Lee Partners, Valcon Acquisition Holding (Luxembourg) S.à r.l., Nielsen Holdings N.V., Valcon Acquisition B.V. and The Nielsen Company B.V. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Nielsen Holdings N.V. filed on February 1, 2011 (file No. 001-35042)

10.2**	Employment Agreement, as amended and restated, dated as of December 15, 2008, by and among David L. Calhoun, Valcon Acquisition Holding (Luxembourg) S.à r.l. and TNC (US) Holdings, Inc. (incorporated herein by reference to Exhibit 10.5(c) to the Annual Report on Form 10-K of The Nielsen Company B.V. for the year ended December 31, 2008 (File No. 333-142546))

10.3**	Employment Arrangement, dated December 4, 2006, between VNU Group B.V. and Susan D. Whiting (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.4(a)**	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.10(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

Exhibit No.	Description
10.4(b)**	Severance Agreement, dated as of February 2, 2007, by and between VNU Group B.V., VNU, Inc. and Susan D. Whiting (incorporated herein by reference to Exhibit 10.10(c) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.4(c)**	Restricted Stock Unit Award Agreement, dated as of January 15, 2007, between Valcon Acquisition Holding B.V. and Susan D. Whiting (incorporated herein by reference to Exhibit 10.10(d) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.4(d)**	Stock Option Agreement, dated as of February 2, 2007, between Valcon Acquisition Holding B.V. and Susan D. Whiting (incorporated herein by reference to Exhibit 10.10(e) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.4(e)**	Sale Participation Agreement, dated as of February 2, 2007, between Valcon Acquisition Holding B.V. and Susan D. Whiting (incorporated herein by reference to Exhibit 10.10(f) to Amendment No. 1 to the Registration Statem131ent on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.4(f)**	Management Stockholder’s Agreement, dated as of February 2, 2007, between Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l. and Susan D. Whiting (incorporated herein by reference to Exhibit 10.10(g) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.4(g)**	Restricted Stock Unit Award Agreement, dated as of June 19, 2009, between Valcon Acquisition Holding B.V. and Mitchell Habib (incorporated herein by reference to Exhibit 10.10(h) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended June 30, 2009 (File No. 333-142546))

10.5(a)**	VNU Excess Plan, as amended and restated, effective April 1, 2002 (incorporated herein by reference to Exhibit 10.12(a) to Amendment No. 1 to the Company’s Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.5(b)**	Amendment to the VNU Excess Plan, effective August 31, 2006 (incorporated herein by reference to Exhibit 10.12(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.5(c)**	Second Amendment to the VNU Excess Plan, effective January 23, 2007 (incorporated herein by reference to Exhibit 10.12(c) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.6(a)**	VNU Deferred Compensation Plan, dated April 1, 2003 (incorporated herein by reference to Exhibit 10.13(a) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.6(b)**	Amendment to VNU, ACNielsen Corporation and VNU USA, Inc. Deferred Compensation Plan, dated May 10, 2006 (incorporated herein by reference to Exhibit 10.13(b) to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.6(c)**	The Nielsen Company Deferred Compensation Plan, as amended and restated, effective October 28, 2008 (incorporated herein by reference to Exhibit 10.13(c) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended September 30, 2008, incorporated herein by reference (File No. 333-142546))

Exhibit No.	Description
10.7**	2006 Stock Acquisition and Option Plan for Key Employees of Nielsen Holding N.V. and its Subsidiaries, as amended and restated, effective August 23, 2010 (incorporated herein by reference to Exhibit 10.1 to the Form S-8 of Nielsen Holdings N.V. filed on February 14, 2011 (File No. 333-172256))

10.8**	Form of Management Stockholder’s Agreement (incorporated herein by reference to Exhibit 10.15 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546))

10.9**	Form of Sale Participation Agreement (incorporated herein by reference to Exhibit 10.16 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546))

10.10**	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546))

10.11**	Form of Offer Letter, dated October 24, 2006, by and between VNU and James W. Cuminale (incorporated herein by reference to Exhibit 10.18 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546))

10.12**	Form of Offer Letter, dated February 20, 2007, by and between The Nielsen Company B.V. and Brian J. West (incorporated herein by reference to Exhibit 10.19 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546))

10.13**	Form of Offer Letter, dated March 22, 2007, by and between The Nielsen Company B.V. and Mitchell J. Habib (incorporated herein by reference to Exhibit 10.20 to the Form 10-K of The Nielsen Company B.V. filed on March 31, 2008 (File No. 333-142546))

10.14(a)†	Amended and Restated Master Services Agreement, effective as of October 1, 2007, by and between Tata America International Corporation & Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(a) to the Form S-1 of Nielsen Holdings N.V. filed on November 1, 2010) (File No. 333-167271))

10.14(b)†	Amendment Number 1 to the Amended and Restated Master Services Agreement, effective as of March 31, 2008, by and between Tata America International Corporation, Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(b) to the Form S-1 of Nielsen Holdings N.V. filed on January July 8, 2010) (File No. 333-167271))

10.14(c)	Amendment Number 2 to the Amended and Restated Master Services Agreement, effective as of October 31, 2007, by and between Tata America International Corporation, Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(c) to the Form S-1 of Nielsen Holdings N.V. filed on July 8, 2010) (File No. 333-167271))

10.14(d)†	Amendment Number 3 to the Amended and Restated Master Services Agreement, effective as of May 11, 2009, by and between Tata America International Corporation, Tata Consultancy Services Limited and ACNielsen (US), Inc. (incorporated herein by reference to Exhibit 10.16(d) to the Form S-1 of Nielsen Holdings N.V. filed on July 8, 2010) (File No. 333-167271))

10.15(a)**	Severance Agreement, dated as of June 4, 2007, by and between The Nielsen Company B.V., The Nielsen Company (US), Inc. and Itzhak Fisher (incorporated herein by reference to Exhibit 10.22(a) to Form 10-K of The Nielsen Company B.V. filed on March 27, 2009 (File No. 333-142546))

10.15(b)**	Stock Option Agreement, dated as of June 4, 2007, between Valcon Acquisition Holding B.V. and Pereg Holdings LLC (incorporated herein by reference to Exhibit 10.22(b) to Form 10-K of The Nielsen Company B.V. filed on March 27, 2009 (File No. 333-142546))

10.15(c)**	Rollover Stock Option Agreement, dated as of June 4, 2007, between Valcon Acquisition Holding B.V. and Pereg Holdings LLC (incorporated herein by reference to Exhibit 10.22(c) to Form 10-K of The Nielsen Company B.V. filed on March 27, 2009 (File No. 333-142546))

Exhibit No.	Description
10.15(d)**	Sale Participation Agreement, dated as of June 4, 2007, Valcon Acquisition Holding B.V., Pereg Holdings LLC and Itzhak Fisher (incorporated herein by reference to Exhibit 10.22(d) to Form 10-K of The Nielsen Company B.V. filed on March 27, 2009 (File No. 333-142546))

10.15(e)**	Management Stockholder’s Agreement, dated as of June 4, 2007, between Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l, Pereg Holdings LLC and Itzhak Fisher (incorporated herein by reference to Exhibit 10.22(e) to Form 10-K of The Nielsen Company B.V. filed on March 27, 2009 (File No. 333-142546))

10.16**	Form of Offer Letter, dated as of February 27, 2009, by and between The Nielsen Company B.V. and Itzhak Fisher (incorporated herein by reference to Exhibit 10.23 to Form 10-K of The Nielsen Company B.V. filed on March 27, 2009 (File No. 333-142546))

10.17(a)**	Form of Centerview Stock Option Agreement (incorporated herein by reference to Exhibit 10.22(f) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended June 30, 2009, incorporated herein by reference (File No. 333-142546))

10.17(b)**	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.24(b) to the quarterly report on Form 10-Q of The Nielsen Company B.V. for the fiscal quarter ended March 31, 2010 (File No. 333-142546))

10.18**	Form of Offer Letter, dated May 8, 2007, by and between The Nielsen Company B.V. and Roberto Llamas (incorporated herein by reference to Exhibit 10.20 to the Form S-1 of Nielsen Holdings N.V. filed on July 8, 2010) (File No. 333-167271))

10.19**	Investment Agreement regarding Valcon Acquisition Holding (Luxembourg) S.á r.l., made as of November 6, 2006, among each of the AlpInvest Funds, each of the Blackstone Funds, each of the Carlyle Funds, each of the Hellman & Friedman Funds, each of the KKR Funds, each of the Thomas H. Lee Funds (all as listed on Schedule 1 thereto), Valcon Acquisition Holding (Luxembourg) S.A.R.L. and Centerview Partners Holdings L.L.C. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on May 2, 2007 (File No. 333-142546))

10.20**	Management Stockholder’s Agreement, dated as of November 22, 2006, between Valcon Acquisition Holding B.V., Valcon Acquisition Holding (Luxembourg) S.à r.l and David L. Calhoun (incorporated herein by reference to Exhibit 10.22 to the Form S-1 of Nielsen Holdings N.V. filed on November 1, 2010) (File No. 333-167271))

10.21**	Form of Termination Protection Agreement (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4 of The Nielsen Company B.V. filed on June 21, 2007 (File No. 333-142546))

10.22**	Nielsen Holdings 2010 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Form S-8 of Nielsen Holdings N.V. filed on February 14, 2011 (File No. 333-172256))

10.23**	Nielsen Holdings Executive Annual Incentive Plan for Nielsen Holdings B.V. and its Subsidiaries (incorporated herein by reference to Exhibit 10.25 to the Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010) (File No. 333-167271))

10.24**	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 to the Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010) (File No. 333-167271))

10.25**	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.27 to the Form S-1 of Nielsen Holdings N.V. filed on July 30, 2010) (File No. 333-167271))

Exhibit No.	Description
10.26	Registration Rights Agreement, dated January 31, 2011, among Nielsen Holdings N.V., Valcon Acquisition Holding (Luxembourg) S.à r.l., AlpInvest Partners CS Investments 2006 C.V., Blackstone Capital Partners (Cayman) V L.P., Carlyle Partners IV Cayman, L.P., Hellman & Friedman Capital Partners V (Cayman), L.P., KKR VNU (Millennium) Limited, THL Fund VI Alternative Corp. and Centerview Partners Holdings L.L.C. (incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Nielsen Holdings N.V. filed on February 1, 2011) (File No. 001-35042))

10.27**	Stock Option Agreement, dated as of November 22, 2006, between Valcon Acquisition Holding B.V. and David L. Calhoun (incorporated herein by reference to Exhibit 10.29 to the Form S-1 of Nielsen Holdings N.V. filed on November 1, 2010) (File No. 333-167271))

10.28**	Amendment No. 1, dated as of October 27, 2010, to the Management Stockholders’ Agreement by and among Nielsen Holdings B.V. (f/k/a Valcon Acquisition Holding B.V. a private company with limited liability incorporated under the laws of The Netherlands, Valcon Acquisition Holding (Luxembourg) S.à r.l., a private limited company incorporated under the laws of Luxembourg and David L. Calhoun (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of The Nielsen Company B.V. filed on October 27, 2010 (File No. 333-142546))

10.29**	Second Amended and Restated Employment Agreement, dated as of October 27, 2010, by and among David L. Calhoun and Nielsen Holdings, B.V., The Nielsen Company B.V., a Netherlands corporation, and TNC (US) Holdings, Inc. (formerly VNU, Inc.), a Delaware corporation (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of The Nielsen Company B.V. filed on October 27, 2010 (File No. 333-142546))

10.30**	Form of Amendment to Management Stockholder’s Agreement and Sale Participation Agreement dated September 29, 2011, originally filed on March 31, 2008 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Nielsen Holdings N.V. filed on October 27, 2011 (File No. 001-35042)).

31.1*	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*	The following financial information from The Nielsen Company B.V.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL includes: (i) Consolidated Statements of Operations for the three years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets at December 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the three years ended December 31, 2011, 2010 and 2009, and (iv) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

**	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

†	Certain portions have been omitted in accordance with a request for confidential treatment that the Company has submitted to the SEC. Omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V. (Registrant)

Date: February 22, 2012	/s/ JEFFREY R. CHARLTON
JEFFREY R. CHARLTON
Senior Vice President and Corporate Controller Duly Authorized Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ BRIAN J. WEST Brian J. West	Chief Financial Officer (Principal Financial Officer)	February 22, 2012

/S/ JEFFREY R. CHARLTON Jeffrey R. Charlton	Senior Vice President, Controller (Principal Accounting Officer)	February 22, 2012

/S/ DAVID L. CALHOUN David L. Calhoun	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2012

/S/ JAMES KILTS James Kilts	Chairman of the Board	February 22, 2012

/S/ JAMES ATTWOOD James Attwood	Director	February 22, 2012

/S/ RICHARD BRESSLER Richard Bressler	Director	February 22, 2012

/S/ MICHAEL CHAE Michael Chae	Director	February 22, 2012

/S/ PATRICK HEALY Patrick Healy	Director	February 22, 2012

/S/ ROBERT POZEN Robert Pozen	Director	February 22, 2012

/S/ SIMON BROWN Simon Brown	Director	February 22, 2012

/S/ IAIN LEIGH Iain Leigh	Director	February 22, 2012

/S/ ELIOT MERRILL Eliot Merrill	Director	February 22, 2012

/S/ ALEXANDER NAVAB Alexander Navab	Director	February 22, 2012

/S/ SCOTT SCHOEN Scott Schoen	Director	February 22, 2012

Signature	Title	Date

/S/ ROBERT REID Robert Reid	Director	February 22, 2012

/S/ JAVIER TERUEL Javier Teruel	Director	February 22, 2012

/S/ KAREN HOGUET Karen Hoguet	Director	February 22, 2012