Form 10-Q
period 2012-03-31
Nielsen CO B.V.
filed 2012-04-25
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 258,463,857 shares of the registrant’s Common Stock outstanding as of March 31, 2012.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The Nielsen Company B.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS)	2012	2011
Revenues	$1,340	$1,302

Cost of revenues, exclusive of depreciation and amortization shown separately below	565	549
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	452	543
Depreciation and amortization	131	136
Restructuring charges	37	23

Operating income	155	51

Interest income	1	1
Interest expense	(100)	(136)
Loss on derivative instruments	—	(1)
Foreign currency exchange transaction (losses)/gains, net	(10)	7
Other expense, net	(6)	(230)

Income/(loss) from continuing operations before income taxes and equity in net loss of affiliates	40	(308)
(Provision)/benefit for income taxes	(10)	134
Equity in net loss of affiliates	(2)	(2)

Income/(loss) from continuing operations	28	(176)
Loss from discontinued operations, net of tax	—	(1)

Net income/(loss)	28	(177)
Net income attributable to noncontrolling interests	—	1

Net income/(loss) attributable to The Nielsen Company B.V.	$28	$(178)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS)	2012	2011
Net income/(loss)	$28	$(177)
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax	87	43
Changes in the fair value of cash flow hedges, net of tax	(1)	7
Defined benefit pension plan adjustments, net of tax	2	(1)

Total other comprehensive income	88	49

Total comprehensive income/(loss)	116	(128)
Comprehensive income attributable to noncontolling interests	—	2

Total comprehensive income/(loss) attributable to The Nielsen Company, B.V.	$116	$(130)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	March 31, 2012	December 31, 2011
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$287	$318
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $25 and $24 as of March 31, 2012 and December 31, 2011, respectively	1,057	1,080
Prepaid expenses and other current assets	292	259

Total current assets	1,636	1,657
Non-current assets
Property, plant and equipment, net	611	609
Goodwill	7,232	7,155
Other intangible assets, net	4,544	4,561
Deferred tax assets	179	176
Other non-current assets	322	314

Total assets	$14,524	$14,472

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$924	$1,050
Deferred revenues	424	443
Income tax liabilities	66	51
Current portion of long-term debt, capital lease obligations and short-term borrowings	299	150

Total current liabilities	1,713	1,694
Non-current liabilities
Long-term debt and capital lease obligations	6,275	6,331
Deferred tax liabilities	972	996
Other non-current liabilities	545	556

Total liabilities	9,505	9,577

Commitments and contingencies (Note 9)
Equity:
Stockholders’ equity
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at March 31, 2012 and December 31, 2011	58	58
Additional paid-in capital	6,481	6,473
Accumulated deficit	(1,328)	(1,356)
Accumulated other comprehensive loss, net of income taxes	(201)	(289)

Total Nielsen stockholders’ equity	5,011	4,887
Noncontrolling interests	8	8

Total equity	5,019	4,895

Total liabilities and equity	$14,524	$14,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS)	2012	2011
Operating Activities
Net income/(loss)	$28	$(177)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock-based compensation expense	8	4
Currency exchange rate differences on financial transactions and other losses	16	223
Loss on derivative instruments	—	1
Equity in net loss of affiliates, net of dividends received	5	6
Depreciation and amortization	131	136
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	51	57
Prepaid expenses and other current assets	(27)	(24)
Accounts payable and other current liabilities and deferred revenues	(228)	(158)
Other non-current liabilities	(1)	2
Interest payable	30	43
Income taxes payable	(13)	(167)

Net cash used in operating activities	—	(54)

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(16)	(60)
Additions to property, plant and equipment and other assets	(42)	(20)
Additions to intangible assets	(40)	(32)
Other investing activities	—	(1)

Net cash used in investing activities	(98)	(113)

Financing Activities
Net borrowings under revolving credit facility	120	—
Capital contributions from parent	—	2,076
Proceeds from issuances of debt, net of issuance costs	1,209	—
Repayment of debt	(1,271)	(1,751)
Increase in other short-term borrowings	6	12
Settlement of derivatives and other financing activities	(4)	(212)

Net cash provided by financing activities	60	125

Effect of exchange-rate changes on cash and cash equivalents	7	15

Net decrease in cash and cash equivalents	(31)	(27)
Cash and cash equivalents at beginning of period	318	418

Cash and cash equivalents at end of period	$287	$391

Supplemental Cash Flow Information
Cash paid for income taxes	$(23)	$(31)
Cash paid for interest, net of amounts capitalized	$(71)	$(93)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to March 31, 2012 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure.

2. Summary of Recent Accounting Pronouncements

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update that amends Accounting Standards Codification (“ASC”) 820 – “Fair Value Measurement” regarding fair value measurements and disclosure requirements. The amendments were effective for Nielsen as of January 1, 2012. The adoption of this update did not have a significant impact on the Company’s condensed consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting update that amends ASC 220 – “Presentation of Comprehensive Income”, which eliminates the option to present other comprehensive income and its components in the statement of equity. The Company has presented the items of net income and other comprehensive income in two separate, but consecutive statements and this amended guidance does not have any other impact on the Company’s condensed consolidated financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued an accounting update that amends ASC 350 – “Goodwill and Other Intangible Assets”, which is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company will apply the updated guidance to its October 1, 2012 annual impairment test and has considered the results of its 2011 impairment test in forming the basis for its assumptions upon adoption of this update. The adoption of this update will not have a significant impact on the Company’s consolidated financial statements.

3. Business Acquisitions

For the three months ended March 31, 2012, Nielsen paid cash consideration of $16 million associated with both current period’s and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2012, the impact on Nielsen’s consolidated results of operations would not have been material.

For the three months ended March 31, 2011, Nielsen paid cash consideration of $60 million associated with both that periods and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2011, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2012.

(IN MILLIONS)	Buy	Watch	Expositions	Total
Balance, December 31, 2011	$3,055	$3,540	$560	$7,155
Acquisitions, divestitures and purchase price adjustments	12	—	—	12
Effect of foreign currency translation	60	5	—	65

Balance, March 31, 2012	$3,127	$3,545	$560	$7,232

At March 31, 2012, $165 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—

Amortized intangibles:
Trade names and trademarks	$114	$113	$(39)	$(37)
Customer-related intangibles	2,848	2,823	(788)	(747)
Covenants-not-to-compete	32	32	(23)	(22)
Computer software	1,130	1,089	(686)	(648)
Patents and other	84	83	(49)	(46)

Total	$4,208	$4,140	$(1,585)	$(1,500)

Amortization expense associated with the above intangible assets was $79 million for the three months ended March 31, 2012 and 2011. These amounts included amortization expense associated with computer software of $39 million for the three months ended March 31, 2012 and 2011.

5. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2011	$67
Charges	37
Payments	(25)
Effect of foreign currency translation and reclassification adjustments	—

Balance at March 31, 2012	$79

Nielsen recorded $37 million and $23 million in restructuring charges, primarily relating to severance costs, for the three months ended March 31, 2012 and 2011, respectively.

Of the $79 million in remaining liabilities for restructuring actions, $66 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated financial statements as of March 31, 2012.

6. Fair Value Measurements

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

Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, and long-term debt. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

(IN MILLIONS)	March 31, 2012	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$21	$21	$—	$—
Plan assets for deferred compensation(2)	22	22	—	—
Investment in mutual funds(3)	2	2	—	—

Total	$45	$45	$—	$—

Liabilities:
Interest rate swap arrangements(4)	$26	$—	$26	$—
Deferred compensation liabilities(5)	22	22	—	—

Total	$48	$22	$26	$—

(IN MILLIONS)	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$21	$21	$—	$—
Plan assets for deferred compensation(2)	20	20	—	—
Investment in mutual funds(3)	2	2	—	—

Total	$43	$43	$—	$—

(IN MILLIONS)	December 31, 2011	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap arrangements(4)	$24	$—	$24	$—
Deferred compensation liabilities(5)	20	20	—	—

Total	$44	$20	$24	$—

(1)	Investments in equity securities are carried at fair value, which is based on the quoted market price at period end in an active market. These investments are classified as available-for-sale with any unrealized gains or losses resulting from changes in fair value recorded, net of tax, as a component of accumulated other comprehensive income/(loss) until realized.
(2)	Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as trading securities with any gains or losses resulting from changes in fair value recorded in other expense, net.
(3)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.
(4)	Derivative financial instruments include interest rate swap arrangements recorded at fair value based on externally-developed valuation models that use readily observable market parameters and the consideration of counterparty risk.
(5)	The Company offers certain employees the opportunity to participate in a deferred compensation plan. A participant’s deferrals are invested in a variety of participant directed stock and bond mutual funds and are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation.

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At March 31, 2012, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

As of March 31, 2012 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Nielsen expects to recognize approximately $20 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of March 31, 2012 and December 31, 2011 were as follows:

Derivatives Designated as Hedging Instruments (IN MILLIONS)	March 31, 2012		December 31, 2011
	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Interest rate swaps	$11	$15	$10	$14

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended March 31, 2012 and 2011 was as follows:

Derivatives in Cash Flow Hedging Relationships (IN MILLIONS)	Amount of (Loss)/Gain Recognized in OCI (Effective Portion) Three Months Ended March 31,		Location of (Loss)/Gain Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Three Months Ended March 31,		Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three Months Ended March 31,
	2012	2011		2012	2011	2012	2011
Interest rate swaps	$(8)	$1	Interest expense	$6	$5	$—	$5

Derivatives Not Designated as Hedging Instruments

The pre-tax effect of derivative instruments not designated as hedges for the three months ended March 31, 2012 and 2011 was as follows:

Derivatives Not Designated as Hedging Instruments (IN MILLIONS)	Location of Loss Recognized in Statement of Operations on Derivatives	Three Months Ended March 31,
		2012	2011
Interest rate swaps	Loss on derivative instruments	$—	$1

Total		$—	$1

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

The Company did not measure any material non-financial assets or liabilities at fair value during the three months ended March 31, 2012.

7. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of March 31, 2012.

	March 31, 2012			December 31, 2011
(IN MILLIONS)	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
USD senior secured term loan (LIBOR based variable rate of 2.24%) due 2013		$218	$218		$1,287	$1,270
USD senior secured term loan (LIBOR based weighted-average variable rate of 3.70%) due 2016		2,332	2,331		2,338	2,290
USD senior secured term loan (LIBOR based weighted-average variable rate of 2.49%) due 2017		1,222	1,175
Euro senior secured term loan (Euro LIBOR based variable rate of 2.43%) due 2013		35	35		186	183
Euro senior secured term loan (Euro LIBOR based weighted-average variable rate of 4.00%) due 2016		354	354		345	338
$500 million 8.50% senior secured term loan due 2017		500	538		500	538
$635 million senior secured revolving credit facility (weighted-average variable rate of 2.99%) due 2016		120	120		—	—

Total senior secured credit facilities (with weighted-average interest rate)	4.08%	4,781	4,771	4.13%	4,656	4,619
$325 million 11.50% senior debenture loan due 2016		307	354		307	350
$215 million 11.625% senior debenture loan due 2014		205	236		204	234
$1,080 million 7.75% senior debenture loan due 2018		1,084	1,191		1,084	1,165
€50 million private placement debenture loan (EMTN) (3-month EURIBOR based variable rate of 2.56%) due 2012		67	67		65	64
€30 million 6.75% private placement debenture loan (EMTN) due 2012		—	—		39	39

Total debenture loans (with weighted-average interest rate)	9.99%	1,663	1,848	9.94%	1,699	1,852
Other loans		2	2		4	4

Total long-term debt	5.60%	6,446	6,621	5.68%	6,359	6,475
Capital lease and other financing obligations		114			115
Bank overdrafts		8			1
Short term debt		6			6

Total debt and other financing arrangements		6,574			6,481

Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings(1)		299			150

Non-current portion of long-term debt and capital lease and other financing obligations		$6,275			$6,331

(1)	Current portion of long-term debt includes $120 million outstanding under the senior secured revolving credit facility due 2016.

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

In February 2012, the Company’s €30 million 6.75% EMTN matured and was repaid

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For April 1, 2012 to December 31, 2012	$260
2013	343
2014	340
2015	149
2016	3,037
2017	1,233
Thereafter	1,084

$6,446

Amendment to Senior Secured Credit Facility

In February 2012, the Senior Secured Credit Agreement was amended and restated to provide for a new five-year amortizing term loan facility in an aggregate principal amount of $1,222 million, the proceeds from which were used to repay a corresponding amount of the existing senior secured term loans due 2013. The Company accounted for this as a new term loan due 2017 and an extinguishment of the amounts repaid under the existing term loan due 2013 and recorded a charge of $6 million associated with the combined elements of this transaction as a component of other expense, net in the condensed consolidated financial statements.

Borrowings under the new term loan facility bear interest at a rate as determined by the type of borrowing, equal to either the “base rate” or LIBOR rate, plus, in each case, an applicable margin. The applicable margin on base rate loans under this new term loan facility ranges from 0.75% to 1.50% based on a total leverage ratio. The applicable margin on LIBOR loans under this new term loan facility ranges from 1.75% to 2.50% based on the total leverage ratio. Loans under this new term loan facility mature in full in February 2017, but the maturity date shall be January 2016 if at such time there is more than $750 million in the aggregate of existing other term loans under the Senior Secured Credit Agreement with a maturity of May 2016. The loans under this new term loan facility are required to be repaid in an amount equal to 5% of the original principal amount in the first year after the closing date, 5% in the second year, 10% in the third year, 10% in the fourth year and 70% in the fifth year (with payments in each year being made in equal quarterly installments other than the fifth year, in which payments shall be equal to 3.33% of the original principal amount of loans in each of the first three quarters and the remaining principal balance due in February 2017 (unless repayment is required in January 2016 as indicated above)). Loans under this new term loan facility are secured on a pari passu basis with the Company’s existing obligations under the Senior Secured Credit Agreement and Senior Secured Loan Agreement.

8. Income Taxes

Nielsen has a presence in approximately 100 countries around the world and its earnings are taxed at the applicable local country income tax rate in effect.

The effective tax rates for the three months ended March 31, 2012 and 2011 were 25% and 44% (benefit), respectively. The tax rate for the three months ended March 31, 2012 was consistent with the statutory expense rate as the favorable impact of certain financing activities offset the tax rate differences in other jurisdictions where the Company files tax returns. The tax rate benefit for the three months ended March 31, 2011 was higher than the statutory benefit rate would have been primarily due to the favorable impact of certain financing activities and the tax rate differences in other jurisdictions where the Company files tax returns.

Liabilities for unrecognized income tax benefits totaled $94 million and $96 million as of March 31, 2012 and December 31, 2011, respectively. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the U.S. Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for 2006 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2001 through 2010.

The Company is under Canadian audit for the years 2007 and 2008. It is anticipated that these examinations will be completed within the next twelve months. To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

9. Commitments and Contingencies

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

10. Segments

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended March 31, 2012
Revenues	$799	$480	$61	$—	$1,340
Depreciation and amortization	$53	$70	$6	$2	$131
Restructuring charges	$31	$5	$—	$1	$37
Stock-based compensation expense	$2	$2	$—	$4	$8
Operating income/(loss)	$35	$108	$30	$(18)	$155
Total assets as of March 31, 2012	$6,879	$6,582	$797	$266	$14,524

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended March 31, 2011
Revenues	$778	$468	$56	$—	$1,302
Depreciation and amortization	$48	$79	$7	$2	$136
Restructuring charges	$17	$4	$—	$2	$23
Stock-based compensation expense	$2	$1	$—	$1	$4
Operating income/(loss)	$53	$93	$26	$(121)	$51
Total assets as of December 31, 2011	$6,782	$6,560	$794	$336	$14,472

11. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the condensed consolidating balance sheet as of March 31, 2012 and December 31, 2011 and condensed consolidating statements of operations and cash flows for three months ended March 31, 2012 and 2011. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., Nielsen Business Media Holding Company, TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly-owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen Business Media Holding Company, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are the Company and the subsidiary issuers (Nielsen Finance LLC and Nielsen Finance Co.), both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors of the debt issued by Nielsen.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the three months ended March 31, 2012

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$682	$658	$—	$1,340
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	253	312	—	565
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	219	233	—	452
Depreciation and amortization	—	—	102	29	—	131
Restructuring charges	—	—	9	28	—	37

Operating income	—	—	99	56	—	155

Interest income	1	139	17	8	(164)	1
Interest expense	(1)	(95)	(152)	(16)	164	(100)
Foreign currency exchange transaction losses, net	—	—	(1)	(9)	—	(10)
Other (expense)/income, net	—	(6)	19	(19)	—	(6)

Income/(loss) from continuing operations before income taxes and equity in net income of subsidiaries and affiliates	—	38	(18)	20	—	40
(Provision)/benefit for income taxes	—	(14)	7	(3)	—	(10)
Equity in net income of subsidiaries	28	—	41	—	(69)	—
Equity in net loss of affiliates	—	—	(2)	—	—	(2)

Net income	28	24	28	17	(69)	28
Total other comprehensive (loss)/income	88	(8)	77	116	(185)	88

Total comprehensive income	$116	$16	$105	$133	$(254)	$116

The Nielsen Company B.V.

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the three months ended March 31, 2011

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$657	$645	$—	$1,302
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	247	302	—	549
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	319	224	—	543
Depreciation and amortization	—	—	105	31	—	136
Restructuring charges	—	—	9	14	—	23

Operating (loss)/income	—	—	(23)	74	—	51

Interest income	2	135	7	6	(149)	1
Interest expense	(9)	(124)	(145)	(7)	149	(136)
Loss on derivative instruments	—	(1)	—	—	—	(1)
Foreign currency exchange transaction gains/(losses), net	—	—	9	(2)	—	7
Other (expense)/income, net	(52)	(181)	(5)	8	—	(230)

(Loss)/income from continuing operations before income taxes and equity in net loss of subsidiaries and affiliates	(59)	(171)	(157)	79	—	(308)
Benefit/(provision) for income taxes	15	69	71	(21)	—	134
Equity in net loss of subsidiaries	(134)	—	(45)	—	179	—
Equity in net loss of affiliates	—	—	(2)	—	—	(2)

(Loss)/income from continuing operations	(178)	(102)	(133)	58	179	(176)
Loss from discontinued operations, net of tax	—	—	(1)	—	—	(1)

Net (loss)/income	(178)	(102)	(134)	58	179	(177)
Less: net income attributable to noncontrolling interests	—	—	—	1	—	1

Net (loss)/income attributable to controlling interests	$(178)	$(102)	$(134)	$57	$179	$(178)
Total other comprehensive income/(loss) attributable to controlling interests	48	(17)	43	160	(184)	50

Total comprehensive (loss)/income	(130)	(119)	(91)	$217	$(5)	(128)
Comprehensive (loss)/income attributable to noncontolling interests	—	—	(1)	3	—	2

Total comprehensive (loss)/income attributable to controlling interests	$(130)	$(119)	$(90)	$214	$(5)	$(130)

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet (Unaudited)

March 31, 2012

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$—	$—	$12	$275	$—	$287
Trade and other receivables, net	—	—	378	679	—	1,057
Prepaid expenses and other current assets	—	16	151	125	—	292
Intercompany receivables	306	101	262	342	(1,011)	—

Total current assets	306	117	803	1,421	(1,011)	1,636
Non-current assets
Property, plant and equipment, net	—	—	365	246	—	611
Goodwill	—	—	5,000	2,232	—	7,232
Other intangible assets, net	—	—	4,098	446	—	4,544
Deferred tax assets	1	—	57	121	—	179
Other non-current assets	—	58	175	89	—	322
Equity investment in subsidiaries	4,688	—	4,909	—	(9,597)	—
Intercompany loans	114	7,399	921	1,519	(9,953)	—

Total assets	$5,109	$7,574	$16,328	$6,074	$(20,561)	$14,524

Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	29	81	276	538	—	924
Deferred revenues	—	—	259	165	—	424
Income tax liabilities	—	—	15	51	—	66
Current portion of long-term debt and capital lease obligations and other short-term borrowings	67	87	136	9	—	299
Intercompany payables	—	50	743	218	(1,011)	—

Total current liabilities	96	218	1,429	981	(1,011)	1,713
Non-current liabilities
Long-term debt and capital lease obligations	—	6,170	89	16	—	6,275
Deferred tax liabilities	—	80	843	49	—	972
Intercompany loans	—	—	9,038	915	(9,953)	—
Other non-current liabilities	2	14	241	288	—	545

Total liabilities	98	6,482	11,640	2,249	(10,964)	9,505

Total stockholders’ equity	5,011	1,092	4,688	3,817	(9,597)	5,011
Noncontrolling interests	—	—	—	8	—	8
Total equity	5,011	1,092	4,688	3,825	(9,597)	5,019

Total liabilities and equity	$5,109	$7,574	$16,328	$6,074	$(20,561)	$14,524

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet

December 31, 2011

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$—	$—	$33	$285	$—	$318
Trade and other receivables, net	—	—	369	711	—	1,080
Prepaid expenses and other current assets	—	15	134	110	—	259
Intercompany receivables	300	123	224	326	(973)	—

Total current assets	300	138	760	1,432	(973)	1,657
Non-current assets
Property, plant and equipment, net	—	—	367	242	—	609
Goodwill	—	—	4,989	2,166	—	7,155
Other intangible assets, net	—	—	4,121	440	—	4,561
Deferred tax assets	1	—	67	108	—	176
Other non-current assets	—	53	162	99	—	314
Equity investment in subsidiaries	4,574	—	4,731	—	(9,305)	—
Intercompany loans	149	7,322	908	1,449	(9,828)	—

Total assets	$5,024	$7,513	$16,105	$5,936	$(20,106)	$14,472

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$31	$55	$388	$576	$—	$1,050
Deferred revenues	—	—	247	196	—	443
Income tax liabilities	—	—	7	44	—	51
Current portion of long-term debt, capital lease obligations and short-term borrowings	104	28	16	2	—	150
Intercompany payables	—	47	729	197	(973)	—

Total current liabilities	135	130	1,387	1,015	(973)	1,694
Non-current liabilities
Long-term debt and capital lease obligations	—	6,223	92	16	—	6,331
Deferred tax liabilities	—	80	883	33	—	996
Intercompany loans	—	—	8,926	902	(9,828)	—
Other non-current liabilities	2	14	243	297	—	556

Total liabilities	137	6,447	11,531	2,263	(10,801)	9,577

Total shareholders’ equity	4,887	1,066	4,574	3,665	(9,305)	4,887
Noncontrolling interests	—	—	—	8	—	8

Total equity	4,887	1,066	4,574	3,673	(9,305)	4,895

Total liabilities and equity	$5,024	$7,513	$16,105	$5,936	$(20,106)	$14,472

The Nielsen Company B.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2012

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$1	$96	$(118)	$21	$—

Investing activities:
Acquisitions of subsidiaries and affiliates, net of cash acquired	—	—	(14)	(2)	(16)
Additions to property, plant and equipment and other assets	—	—	(29)	(13)	(42)
Additions to intangible assets	—	—	(34)	(6)	(40)

Net cash used in investing activities	—	—	(77)	(21)	(98)

Financing activities:
Net borrowings on revolver credit facility	—	—	120	—	120
Repayments of other debt	(40)	(1,229)	(2)	—	(1,271)
Proceeds from the issuance of debt, net of issuance cost	—	1,209	—	—	1,209
Increase in other short-term borrowings	—	—	—	6	6
Settlement of derivatives and other financing activities	39	(76)	56	(23)	(4)

Net cash (used in)/provided by financing activities	(1)	(96)	174	(17)	60

Effect of exchange rate changes on cash and cash equivalents	—	—	—	7	7

Net decrease in cash and cash equivalents	—	—	(21)	(10)	(31)

Cash and cash equivalents, beginning of period	—	—	33	285	318

Cash and cash equivalents, end of period	$—	$—	$12	$275	$287

The Nielsen Company B.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2011

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$—	$67	$(147)	$26	$(54)

Investing activities:
Acquisitions of subsidiaries and affiliates, net of cash acquired	—	—	(62)	2	(60)
Additions to property, plant and equipment and other assets	—	—	(13)	(7)	(20)
Additions to intangible assets	—	—	(29)	(3)	(32)
Other investing activities	—	—	(2)	1	(1)

Net cash used in investing activities	—	—	(106)	(7)	(113)

Financing activities:
Contribution from Valcon	2,076	—	—	—	2,076
Repayments of other debt	(453)	(1,295)	(3)	—	(1,751)
(Decrease)/increase in other short-term borrowings	—	—	(2)	14	12
Settlement of derivatives and other financing activities	(1,628)	1,228	239	(51)	(212)

Net cash (used in)/provided by financing activities	(5)	(67)	234	(37)	125

Effect of exchange rate changes on cash and cash equivalents	5	—	1	9	15

Net decrease in cash and cash equivalents	—	—	(18)	(9)	(27)

Cash and cash equivalents, beginning of period	1	—	65	352	418

Cash and cash equivalents, end of period	$1	$—	$47	$343	$391

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of The Nielsen Company B.V. (“the Company” or “Nielsen”) for the year ended December 31, 2011 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 22, 2012, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements, including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2011 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report. Unless required by context, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries.

Background and Executive Summary

We are a global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. We deliver critical media and marketing information, analytics and industry expertise about what consumers buy (referred to herein as “Buy”) and what consumers watch on a global and local basis (consumer interaction across the television, online and mobile viewing platforms referred to herein as “Watch”). Our information, insights and solutions help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in approximately 100 countries, including many developing and emerging markets, and hold leading market positions in many of our services and geographies.

We believe that important measures of our results of operations include revenue, operating income and adjusted EBITDA (defined below). Our long-term financial objectives include consistent revenue growth and expanding operating margins. Accordingly, we are focused on geographic market and service offering expansion to drive revenue growth and improving operating efficiencies including effective resource utilization, information technology leverage and overhead cost management.

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

Our restructuring and other productivity initiatives have been focused on a combination of improving operating leverage through targeted cost-reduction programs, business process improvements, portfolio restructuring actions while at the same time investing in key programs to enhance future growth opportunities.

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

Factors Affecting Nielsen’s Financial Results

Acquisitions and Investments in Affiliates

For the three months ended March 31, 2012, we paid cash consideration of $16 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisition occurred as of January 1, 2012, the impact on our consolidated results of operations would not have been material.

For the three months ended March 31, 2011, we paid cash consideration of $60 million associated with both that period’s and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2011, the impact on our consolidated results of operations would not have been material.

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

	Three Months Ended March 31,
	2012	2011
U.S. Dollar	52%	52%
Euro	12%	13%
Other Currencies	36%	35%

Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.31 to €1.00 and $1.37 to €1.00 for the three months ended March 31, 2012 and 2011, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

We evaluate our results of operations on both a reported and a constant currency basis. The constant currency presentation is a non-GAAP financial measure, which excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our prior-period local currency financial results using the current period foreign currency exchange rates and comparing these adjusted amounts to our current period reported results. This calculation may differ from similarly-titled measures used by others and, accordingly, the constant currency presentation is not meant to be a substitution for recorded amounts presented in conformity with GAAP nor should such amounts be considered in isolation.

Results of Operations—Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth, for the periods indicated, the amounts included in our Consolidated Statements of Operations:

	Three Months Ended March 31,
(IN MILLIONS)	2012	2011
Revenues	$1,340	$1,302

Cost of revenues, exclusive of depreciation and amortization shown separately below	565	549
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	452	543
Depreciation and amortization	131	136

Restructuring charges	37	23
Operating income	155	51
Interest income	1	1
Interest expense	(100)	(136)
Loss on derivative instruments	—	(1)
Foreign currency exchange transaction (losses)/gains, net	(10)	7
Other expense, net	(6)	(230)

Income/(loss) from continuing operations before income taxes and equity in net loss of affiliates	40	(308)
(Provision)/benefit for income taxes	(10)	134
Equity in net loss of affiliates	(2)	(2)

Income/(loss) from continuing operations	28	(176)
Loss from discontinued operations, net of tax	—	(1)

Net income/(loss)	28	(177)
Net income attributable to noncontrolling interests	—	1

Net income/(loss) attributable to The Nielsen Company B.V.	$28	$(178)

Consolidated Results for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues

Our revenues increased 2.9% to $1,340 million for the three months ended March 31, 2012 from $1,302 million for the three months ended March 31, 2011, or 4.2% on a constant currency basis, which excludes a 1.3% unfavorable impact of changes in foreign currency exchange rates. These increases were driven by a 2.7% increase within our Buy segment (4.6% on a constant currency basis), a 2.6% increase within our Watch segment (3.0% on a constant currency basis), and an 8.9% increase in our Expositions segment.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 2.9% to $565 million for the three months ended March 31, 2012 from $549 million for the three months ended March 31, 2011, or 4.4% on a constant currency basis, excluding a 1.5% favorable impact of changes in foreign currency exchange rates. These increases resulted from a 3.8% increase within our Buy segment (6.2% on a constant currency basis) due primarily to investments in the continued global expansion of our services. Costs within our Watch segment increased 1.1% (1.6% on a constant currency basis).

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 16.8% to $452 million for the three months ended March 31, 2012 from $543 million for the three months ended March 31, 2011, or 16.0% on a constant currency basis, excluding a 0.8% favorable impact of changes in foreign currency exchange rates. These decreases were driven primarily by a $100 million decrease in Corporate costs as a result of the $102 million charge for the termination and settlement of the Sponsor Advisory Agreements in 2011. Costs within our Buy segment increased 2.2% (3.5% on a constant currency basis) due to increases in client service costs and other investments associated with the continued global expansion of our services and costs within our Watch segment increased 2.9% (3.9% on a constant currency basis) due primarily to increased investment in cross-platform measurement initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $131 million for the three months ended March 31, 2012 as compared to $136 million for the three months ended March 31, 2011. Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations decreased to $42 million for the three months ended March 31, 2012 from $50 million for the three months ended March 31, 2011 resulting from lower amortization on purchase price adjustments for certain assets that became fully amortized. This decline was slightly offset by increases in depreciation and amortization expense associated with ongoing capital expenditures.

Restructuring Charges

We recorded $37 million and $23 million in restructuring charges relating to employee severance associated with productivity initiatives during the three months ended March 31, 2012 and 2011, respectively.

Operating Income

Operating income for the three months ended March 31, 2012 was $155 million as compared to operating income of $51 million for the three months ended March 31, 2011. Operating income within our Buy segment was $35 million for the three months ended March 31, 2012 as compared to $53 million for the three months ended March 31, 2011. Operating income within our Watch segment was $108 million for the three months ended March 31, 2012 as compared to $93 million for the three months ended March 31, 2011. Operating income within our Expositions segment was $30 million for the three months ended March 31, 2012 as compared to $26 million for the three months ended March 31, 2011. Corporate operating expenses decreased to $18 million for the three months ended March 31, 2012 from $121 million for the three months ended March 31, 2011.

Interest Expense

Interest expense was $100 million for the three months ended March 31, 2012 as compared to $136 million for the three months ended March 31, 2011. The decline related to the impact of debt retirements in 2011, partially offset by increases in interest costs associated with our senior secured term loans.

Foreign Currency Exchange Transaction (Losses)/Gains, Net

Foreign currency exchange transaction (losses)/gains, net, represent the net loss or gain on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the underlying functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.31 to €1.00 for the three months ended March 31, 2012 as compared to $1.37 to €1.00 for the three months ended March 31, 2011.

Foreign currency exchange resulted in a $10 million loss for the three months ended March 31, 2012 as compared to $7 million gain for the three months ended March 31, 2011. The loss in 2012 resulted primarily from fluctuations in certain currencies associated with a portion of our intercompany loan portfolio. The gain in 2011 resulted primarily from the fluctuation in Japanese Yen as compared to the Euro applied to a debenture loan that has matured and was repaid as well as fluctuations in certain currencies associated with a portion of our intercompany loan portfolio.

Other Expense, net

The $6 million of other expense, net amount for the three months ended March 31, 2012 primarily relates to the write-off of deferred financing costs and other costs associated with the amendment and restatement of the Senior Secured Credit Facility.

The $230 million other expense, net amount for the three months ended March 31, 2011 includes charges of approximately $231 million associated with the redemption and subsequent retirement of certain indebtedness through the use of proceeds generated from our parent company, Nielsen Holdings N.V.’s initial public offering of common stock and concurrent offering of mandatory convertible subordinated bonds. The charges related to the associated redemption premiums and recognition of previously deferred financing costs. These charges were partially offset by $1 million of other gains

Income Taxes

The effective tax rates for the three months ended March 31, 2012 and 2011 were 25% and 44% (benefit), respectively. The tax rate for the three months ended March 31, 2012 was consistent with the statutory expense rate as the favorable impact of certain financing activities offset the tax rate differences in other jurisdictions where the Company files tax returns. The tax rate benefit for the three months ended March 31, 2011 was higher than the statutory benefit rate would have been primarily due to the favorable impact of certain financing activities and the tax rate differences in other jurisdictions where the Company files tax returns.

Liabilities for unrecognized income tax benefits totaled $94 million and $96 million as of March 31, 2012 and December 31, 2011, respectively. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

Business Segment Results three months ended March 31, 2012 Compared to the three months ended March 31, 2011

Revenues

The table below sets forth our segment revenue performance data three months ended March 31, 2012 compared to the three months ended March 31, 2011, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended March 31, 2012 Reported	Three Months Ended March 31, 2011 Reported	% Variance 2012 vs. 2011 Reported	Three Months Ended March 31, 2011 Constant Currency	% Variance 2012 vs. 2011 Constant Currency
Revenues by segment
Buy	$799	$778	2.7%	$764	4.6%
Watch	480	468	2.6%	466	3.0%
Expositions	61	56	8.9%	56	8.9%

Total	$1,340	$1,302	2.9%	$1,286	4.2%

Buy Segment Revenues

Revenues increased 2.7% to $799 million for the three months ended March 31, 2012 from $778 million for the three months ended March 31, 2011, or 4.6% on a constant currency basis driven by a 7.2% increase in Developing markets (10.8% on a constant currency basis), as our customers continue to expand geographically and increase their spending on analytical services.

Revenues from Information services increased 2.0% to $612 million for the three months ended March 31, 2012 from $600 million for the three months ended March 31, 2011, or 3.9% on a constant currency basis. These increases were driven by 6.4% growth in Developing markets (9.9% on a constant currency basis) as a result of continued expansion of both our retail measurement and consumer panel services to both new and existing customers and new markets. Revenues from Developed markets were relatively flat for the three months ended March 31, 2012 as compared to the three months March 31, 2011.

Revenues from Insights services increased 5.1% to $187 million for the three months ended March 31, 2012 from $178 million for the three months ended March 31, 2011, or 6.9% on a constant currency basis. These increases were driven by growth in both Developed and Developing markets.

Watch Segment Revenues

Revenues increased 2.6% to $480 million for the three months ended March 31, 2012 from $468 million for the three months ended March 31, 2011, or 3.0% on a constant currency basis driven by 3.6% growth in Television measurement as a result of increases in spending from existing customers.

Expositions Segment Revenues

Revenues increased 8.9% to $61 million for the three months ended March 31, 2012 from $56 million for the three months ended March 31, 2011. These increases predominately relate to growth driven by certain sectors of existing shows.

Business Segment Operating Income/(Loss)

We do not allocate items below operating income/(loss) to our business segments and therefore the table below sets forth a summary of operating income/(loss) at the business segment level for the three months ended March 31, 2012 and 2011.

(IN MILLIONS)	Three Months Ended March 31, 2012 Reported	Three Months Ended March 31, 2011 Reported	Variance 2012 vs. 2011 Reported
Operating income/(loss) by segment
Buy	$35	$53	$(18)
Watch	108	93	15
Expositions	30	26	4
Corporate	(18)	(121)	103

Total	$155	$51	$104

Buy

Operating income was $35 million for the three months ended March 31, 2012 as compared to $53 million for the three months ended March 31, 2011 due primarily to higher restructuring charges and increases in depreciation and amortization. The revenue performance mentioned above was substantially offset by unfavorable changes in foreign currency exchange rates as well as investments in Developing markets expansion and increases in data acquisition costs.

Watch

Operating income was $108 million for the three months ended March 31, 2012 as compared to $93 million for the three months ended March 31, 2011. The increase was driven by the revenue performance discussed above and decreased depreciation and amortization expense, offset in part by unfavorable changes in foreign currency exchange rates and increased investment in cross-platform measurement initiatives.

Expositions

Operating income was $30 million for the three months ended March 31, 2012 as compared to $26 million for the three months ended March 31, 2011 driven primarily by the revenue performance discussed above.

Corporate and Eliminations Expenses

Operating expenses were $18 million for the three months ended March 31, 2012 as compared to $121 million for the three months ended March 31, 2011 due primarily to the $102 million charge for the termination and settlement of the Sponsor Advisory Agreements in 2011.

Liquidity and Capital Resources

Overview

Our contractual obligations, commitments and debt service requirements over the next several years are significant. We expect that our primary source of liquidity will continue to be cash generated from operations as well as existing cash. Of the $287 million of cash and cash equivalents at March 31, 2012, approximately $266 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

At March 31, 2012, our total indebtedness was $6,574 million. As of March 31, 2012, we had $120 million in outstanding borrowings and $13 million of outstanding letters of credit under our senior secured revolving credit facility leaving $502 million available for future borrowing. We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our senior secured debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations, and capital spending over the next year. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise.

Financing Transactions

In February 2012, the Senior Secured Credit Agreement was amended and restated to provide for a new five-year amortizing term loan facility in an aggregate principal amount of $1,222 million, the proceeds from which were used to repay a corresponding amount of the existing senior secured term loans due 2013. We accounted for this as a new term loan due 2017 and an extinguishment of the amounts repaid under the existing term loan due 2013 and recorded a charge of $6 million associated with the combined elements of this transaction as a component of other expense, net in our condensed consolidated financial statements.

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

In February 2012, our €30 million 6.75% EMTN matured and was repaid.

Cash Flows

Operating activities. Net cash used in operating activities was zero for the three months ended March 31, 2012, as compared to $54 million for the three months ended March 31, 2011. Net cash used in operating activities for the three months ended March 31, 2011 included the $102 million payment for the termination and settlement of the Sponsor Advisory Agreements. Excluding this payment, cash flows from operating activities declined $48 million driven by increases in certain employee benefit payments as well as higher billing and lower accounts receivable collections performance. Our key collections performance measure, days billing outstanding (DBO), increased 1 day for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. These declines were partially offset by the business performance described above as well as lower interest and tax payments.

Investing activities. Net cash used in investing activities was $98 million for the three months ended March 31, 2012, as compared to $113 million for the three months ended March 31, 2011. The primary driver for the decreased usage of cash from investing activities was the decrease in acquisition payments partially offset by an increase in capital expenditures.

Capital expenditures for property, plant, equipment, software and other assets totaled $82 million for the three months ended March 31, 2012 as compared to $52 million for the three months ended March 31, 2011.

Financing activities. Net cash provided by financing activities was $60 million for the three months ended March 31, 2012 as compared to $125 million for the three months ended March 31, 2011. The decrease in cash provided was driven by the results of the 2012 transactions described under the “Financing Transactions” section above.

Covenant Compliance

Financial covenants contained in our Senior Secured Credit Agreement consist of a maximum leverage ratio and a minimum interest coverage ratio as related to our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the facility) at the end of any calendar quarter to Covenant EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified threshold. Currently, the maximum permitted ratio is 7.0 to 1.0, with such maximum ratio declining to 6.25 to 1.0 for periods after October 1, 2012.

The interest coverage ratio requires that we not permit the ratio of Covenant EBITDA at the end of any calendar quarter to Consolidated Interest Expense (as defined in the Senior Secured Credit Agreement) for the four quarters then ended to be less than a specified threshold. Currently, the minimum permitted ratio is 1.60 to 1.0, with such minimum ratio declining to 1.50 to 1.0 for periods beginning October 1, 2012.

Failure to comply with either of these covenants would result in an event of default under our Senior Secured Credit Agreement unless waived by our senior credit lenders. An event of default under our Senior Secured Credit Agreement can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Senior Secured Credit Agreement and these covenants are material to us. As of March 31, 2011, we were in full compliance with the covenants described above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditure or capital resources.

Summary of Recent Accounting Pronouncements

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update that amends Accounting Standards Codification (“ASC”) 820 – “Fair Value Measurement” regarding fair value measurements and disclosure requirements. The amendments were effective for us as of January 1, 2012. The adoption of this update did not have a significant impact on our condensed consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting update that amends ASC 220 – “Presentation of Comprehensive Income”, which eliminates the option to present other comprehensive income and its components in the statement of equity. We have presented the items of net income and other comprehensive income in two separate but consecutive statements and this amended guidance does not have any other impact on our condensed consolidated financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued an accounting update that amends ASC 350 – “Goodwill and Other Intangible Assets”, which is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. We will apply the updated guidance to our October 1, 2012 annual impairment test and have considered the results of our 2011 impairment test in forming the basis for our assumptions upon adoption of this update. The adoption of this update will not have a significant impact on our condensed consolidated financial statements

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings

There have been no material changes to our Legal Proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item1A.	Risk Factors

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011

Item 6.	Exhibits

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V. (Registrant)

Date: April 25, 2012	/s/ Jeffrey R. Charlton
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

Exhibit Number	Description of Exhibits

4.1	Amendment Agreement, dated February 2, 2012, by and among Nielsen Finance LLC, the other borrowers party thereto, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, and certain of the lenders (incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Nielsen Holdings N.V. filed on February 6, 2012 (File No. 001-35042)).

4.2	Form of Second Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Nielsen Holdings N.V. filed on February 6, 2012 (File No. 001-35042)).

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101	The following financial information from The Nielsen Company B.V.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2012 and 2011, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.