Form 10-Q
period 2012-06-30
Nielsen CO B.V.
filed 2012-07-25
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 258,463,857 shares of the registrant’s Common Stock outstanding as of June 30, 2012.

The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The Nielsen Company B.V.

Condensed Consolidated Statements of Operations (Unaudited)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2012	2011	2012	2011
Revenues	$1,385	$1,396	$2,725	$2,698

Cost of revenues, exclusive of depreciation and amortization shown separately below	564	570	1,129	1,119
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	441	449	893	992
Depreciation and amortization	127	135	258	271
Restructuring charges	16	23	53	46

Operating income	237	219	392	270

Interest income	1	2	2	3
Interest expense	(101)	(109)	(201)	(245)
Loss on derivative instruments	—	—	—	(1)
Foreign currency exchange transaction losses, net	(3)	(10)	(13)	(3)
Other income/(expense), net	10	9	4	(221)

Income/(loss) from continuing operations before income taxes and equity in net income of affiliates	144	111	184	(197)
(Provision)/benefit for income taxes	(38)	(39)	(48)	95
Equity in net income of affiliates	4	3	2	1

Income/(loss) from continuing operations	110	75	138	(101)
Loss from discontinued operations, net of tax	—	—	—	(1)

Net income/(loss)	110	75	138	(102)
Net (loss)/income attributable to noncontrolling interests	(1)	—	(1)	1

Net income/(loss) attributable to The Nielsen Company B.V.	$111	$75	$139	$(103)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2012	2011	2012	2011
Net income/(loss)	$110	$75	$138	$(102)
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments, net of tax	(85)	15	2	58
Available for sale securities, net of tax	(4)	—	(4)	—
Changes in the fair value of cash flow hedges, net of tax	—	(7)	(1)	—
Defined benefit pension plan adjustments, net of tax	—	—	2	(1)

Total other comprehensive (loss)/income	(89)	8	(1)	57

Total comprehensive income/(loss)	21	83	137	(45)
Comprehensive (loss)/income attributable to noncontrolling interests	(1)	—	(1)	2

Total comprehensive income/(loss) attributable to Nielsen stockholders	$22	$83	$138	$(47)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	June 30, 2012 (Unaudited)	December 31, 2011
Assets:
Current assets
Cash and cash equivalents	$281	$318
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $26 and $24 as of June 30, 2012 and December 31, 2011, respectively	1,088	1,080
Prepaid expenses and other current assets	267	259

Total current assets	1,636	1,657
Non-current assets
Property, plant and equipment, net	572	609
Goodwill	7,188	7,155
Other intangible assets, net	4,551	4,561
Deferred tax assets	128	176
Other non-current assets	322	314

Total assets	$14,397	$14,472

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$851	$1,050
Deferred revenues	405	443
Income tax liabilities	51	51
Current portion of long-term debt, capital lease obligations and short-term borrowings	330	150

Total current liabilities	1,637	1,694
Non-current liabilities
Long-term debt and capital lease obligations	6,231	6,331
Deferred tax liabilities	942	996
Other non-current liabilities	524	556

Total liabilities	9,334	9,577

Commitments and contingencies (Note 9)
Equity:
Stockholders’ equity
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at June 30, 2012 and December 31, 2011	58	58
Additional paid-in capital	6,507	6,473
Accumulated deficit	(1,217)	(1,356)
Accumulated other comprehensive loss, net of income taxes	(290)	(289)

Total Nielsen stockholders’ equity	5,059	4,887
Noncontrolling interests	4	8

Total equity	5,063	4,895

Total liabilities and equity	$14,397	$14,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(IN MILLIONS)	2012	2011
Operating Activities
Net income/(loss)	$138	$(102)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Stock-based compensation expense	14	10
Currency exchange rate differences on financial transactions and other losses	9	224
Loss on derivative instruments	—	1
Equity in net income from affiliates, net of dividends received	3	5
Depreciation and amortization	258	271
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(13)	(71)
Prepaid expenses and other current assets	(27)	(36)
Accounts payable and other current liabilities and deferred revenues	(253)	(93)
Other non-current liabilities	(2)	1
Interest payable	9	19
Income taxes	(14)	(159)

Net cash provided by operating activities	122	70

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(74)	(96)
Proceeds from sale of subsidiaries and affiliates, net	—	3
Additions to property, plant and equipment and other assets	(50)	(66)
Additions to intangible assets	(102)	(76)
Other investing activities	—	1

Net cash used in investing activities	(226)	(234)

Financing Activities
Net borrowings under revolving credit facility	215	—
Proceeds from issuances of debt, net of issuance costs	1,209	—
Repayment of debt	(1,359)	(1,778)
Increase in other short-term borrowings	8	12
Capital contributions from parent	4	2,076
Activity under stock plans	(1)	(1)
Other financing activities	(9)	(215)

Net cash provided by financing activities	67	94

Effect of exchange-rate changes on cash and cash equivalents	—	20

Net decrease in cash and cash equivalents	(37)	(50)
Cash and cash equivalents at beginning of period	318	418

Cash and cash equivalents at end of period	$281	$368

Supplemental Cash Flow Information
Cash paid for income taxes	$(62)	$(63)
Cash paid for interest, net of amounts capitalized	$(192)	$(225)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to June 30, 2012 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure.

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

3. Business Acquisitions

For the six months ended June 30, 2012, Nielsen paid cash consideration of $74 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2012, the impact on Nielsen’s consolidated results of operations would not have been material.

For the six months ended June 30, 2011, Nielsen paid cash consideration of $96 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2011, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2012.

(IN MILLIONS)	Buy	Watch	Expositions	Total
Balance, December 31, 2011	$3,055	$3,540	$560	$7,155
Acquisitions, divestitures and other adjustments	14	23	—	37
Effect of foreign currency translation	(1)	(3)	—	(4)

Balance, June 30, 2012	$3,068	$3,560	$560	$7,188

At June 30, 2012, $141 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—

Amortized intangibles:
Trade names and trademarks	$123	$113	$(41)	$(37)
Customer-related intangibles	2,854	2,823	(818)	(747)
Covenants-not-to-compete	36	32	(23)	(22)
Computer software	1,190	1,089	(723)	(648)
Patents and other	84	83	(52)	(46)

Total	$4,287	$4,140	$(1,657)	$(1,500)

Amortization expense associated with the above intangible assets was $78 million and $79 million for the three months ended June 30, 2012 and 2011, respectively. These amounts included amortization expense associated with computer software of $37 million and $39 million for the three months ended June 30, 2012 and 2011, respectively.

The amortization expense for the six months ended June 30, 2012 and 2011 was $157 million and $158 million, respectively. These amounts included amortization expense associated with computer software of $76 million and $78 million for the six months ended June 30, 2012 and 2011, respectively.

5. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2011	$67
Charges	53
Payments	(51)
Effect of foreign currency translation and reclassification adjustments	(1)

Balance at June 30, 2012	$68

Nielsen recorded $16 million and $23 million in restructuring charges, primarily relating to severance cost, for the three months ended June 30, 2012 and 2011, respectively. Nielsen recorded $53 million and $46 million in restructuring charges for the six months ended June 30, 2012 and 2011, respectively, primarily relating to severance costs.

Of the $68 million in remaining liabilities for restructuring actions, $57 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of June 30, 2012.

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

Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, and long-term debt. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

(IN MILLIONS)	June 30, 2012	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$16	$16	$—	$—
Plan assets for deferred compensation(2)	21	21	—	—
Investment in mutual funds(3)	2	2	—	—

Total	$39	$39	$—	$—

Liabilities:
Interest rate swap arrangements(4)	$27	$—	$27	$—
Deferred compensation liabilities(5)	21	21	—	—

Total	$48	$21	$27	$—

(IN MILLIONS)	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$21	$21	$—	$—
Plan assets for deferred compensation(2)	20	20	—	—
Investment in mutual funds(3)	2	2	—	—

Total	$43	$43	$—	$—

Liabilities:
Interest rate swap arrangements(4)	$24	$—	$24	$—
Deferred compensation liabilities(5)	20	20	—	—

Total	$44	$20	$24	$—

(1)	Investments in equity securities are carried at fair value, which is based on the quoted market price at period end in an active market. These investments are classified as available-for-sale with any unrealized gains or losses resulting from changes in fair value recorded, net of tax, as a component of accumulated other comprehensive income/(loss) until realized.
(2)	Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as trading securities with any gains or losses resulting from changes in fair value recorded in other income/(expense), net.
(3)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.
(4)	Derivative financial instruments include interest rate swap arrangements recorded at fair value based on externally-developed valuation models that use readily observable market parameters and the consideration of counterparty risk.
(5)	The Company offers certain employees the opportunity to participate in a deferred compensation plan. A participant’s deferrals are invested in a variety of participant directed stock and bond mutual funds and are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation.

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

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 7 - Long-term Debt and Other Financing Arrangements for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At June 30, 2012, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

As of June 30, 2012 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Nielsen expects to recognize approximately $17 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
Derivatives Designated as Hedging Instruments (IN MILLIONS)	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Interest rate swaps	$8	$19	$10	$14

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended June 30, 2012 and 2011 was as follows:

Derivatives in Cash Flow Hedging Relationships (IN MILLIONS)	Amount of Loss Recognized in OCI (Effective Portion) Three Months Ended June 30,		Location of Loss Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Three Months Ended June 30,		Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three Months Ended June 30,
	2012	2011		2012	2011	2012	2011
Interest rate swaps	$7	$23	Interest expense	$7	$5	$—	$6

The pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended June 30, 2012 and 2011 was as follows:

Derivatives in Cash Flow Hedging Relationships (IN MILLIONS)	Amount of Loss Recognized in OCI (Effective Portion) Six Months Ended June 30,		Location of Loss Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Six Months Ended June 30,		Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) Six Months Ended June 30,
	2012	2011		2012	2011	2012	2011
Interest rate swaps	$15	$22	Interest expense	$13	$10	$—	$11

Derivatives Not Designated as Hedging Instruments

The pre-tax effect of derivative instruments not designated as hedges for the six months ended June 30, 2012 and 2011 was as follows:

Derivatives Not Designated as Hedging Instruments (IN MILLIONS)	Location of Loss Recognized in Statement of Operations on Derivatives	Six Months Ended June 30,
		2012	2011
Interest rate swaps	Loss on derivative instruments	$—	$1

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

The Company did not measure any material non-financial assets or liabilities at fair value during the three or six months ended June 30, 2012.

7. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of June 30, 2012.

(IN MILLIONS)	June 30, 2012			December 31, 2011
	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
USD Senior secured term loan (LIBOR based variable rate of 2.24%) due 2013		$218	$218		$1,287	$1,270
USD Senior secured term loan (LIBOR based weighted-average variable rate of 3.70%) due 2016		2,326	2,315		2,338	2,290
USD Senior secured term loan (LIBOR based variable rate of 2.49%) due 2017		1,207	1,157		—	—
Euro Senior secured term loan (Euro LIBOR based variable rate of 2.33%) due 2013		33	33		186	183
Euro Senior secured term loan (Euro LIBOR based weighted-average variable rate of 3.91%) due 2016		336	334		345	338
$500 million 8.50% senior secured term loan due 2017		500	539		500	538
$635 million senior secured revolving credit facility (LIBOR based variable rate of 2.99%) due 2016		215	214		—	—

Total senior secured credit facilities (with weighted-average interest rate)	4.05%	4,835	4,810	4.13%	4,656	4,619
$325 million 11.50% senior debenture loan due 2016		308	350		307	350
$215 million 11.625% senior debenture loan due 2014		206	236		204	234
$1,080 million 7.75% senior debenture loan due 2018		1,084	1,203		1,084	1,165
€50 million private placement debenture loan (EMTN) due 2012		—	—		65	64
€30 million 6.75% private placement debenture loan (EMTN) due 2012		—	—		39	39

Total debenture loans (with weighted-average interest rate)	10.31%	1,598	1,789	9.94%	1,699	1,852
Other loans		2	2		4	4

Total long-term debt	5.61%	6,435	6,601	5.68%	6,359	6,475
Capital lease and other financing obligations		111			115
Short-term debt		6			6
Bank overdrafts		9			1

Total debt and other financing arrangements		6,561			6,481
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings(1)		330			150

Non-current portion of long-term debt and capital lease and other financing obligations		$6,231			$6,331

(1)	Current portion of long-term debt includes $215 million outstanding under the senior secured revolving credit facility due 2016.

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

In February 2012, the Company’s €30 million 6.75% EMTN matured and was repaid and in April 2012, the Company’s €50 million variable rate EMTN matured and was repaid.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For July 1, 2012 to December 31, 2012	$259
2013	341
2014	341
2015	149
2016	3,028
2017	1,233
Thereafter	1,084

$6,435

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

Borrowings under the new term loan facility bear interest at a rate as determined by the type of borrowing, equal to either the “base rate” or LIBOR rate, plus, in each case, an applicable margin. The applicable margin on base rate loans under this new term loan facility ranges from 0.75% to 1.50% based on a total leverage ratio. The applicable margin on LIBOR loans under this new term loan facility ranges from 1.75% to 2.50% based on the total leverage ratio. Loans under this new term loan facility mature in full in February 2017, but the maturity date shall be January 2016 if at such time there is more than $750 million in the aggregate of existing other term loans under the Senior Secured Credit Agreement with a maturity of May 2016. The loans under this new term loan facility are required to be repaid in an amount equal to 5% of the original principal amount in the first year after the closing date, 5% in the second year, 10% in the third year, 10% in the fourth year and 70% in the fifth year (with payments in each year being made in equal quarterly installments other than the fifth year, in which payments shall be equal to 3.33% of the original principal amount of loans in each of the first three quarters and the remaining principal balance due in February 2017 (unless repayment is required in January 2016 as indicated above)). Loans under this new term loan facility are secured on a pari passu basis with the Company’s existing obligations under the Senior Secured Credit Agreement and Senior Secured Loan Agreement

8. Income Taxes

The effective tax rates for the three months ended June 30, 2012 and 2011 were 26% and 35%, respectively. The tax rate for the three months ended June 30, 2012 was higher than the statutory rate as the favorable impact of certain financing activities was offset slightly by the tax rate differences in other jurisdictions where the Company files tax returns. The tax rate for the three months ended June 30, 2011 was higher than the statutory rate as the favorable impact of certain financing activities was offset in part by the tax rate differences in other jurisdictions where the Company files tax returns.

The effective tax rates for the six months ended June 30, 2012 and 2011 were 26% and 48% (benefit), respectively. The tax rate for the six months ended June 30, 2012 was higher than the statutory expense rate as the favorable impact of certain financing activities was offset slightly by the tax rate differences in other jurisdictions where the Company files tax returns. The tax rate benefit for the six months ended June 30, 2011 was higher than the statutory rate benefit would have been primarily due to the favorable impact of certain financing activities and the tax rate differences in other jurisdictions where the Company files tax returns.

Liabilities for unrecognized income tax benefits totaled $90 million and $96 million as of June 30, 2012 and December 31, 2011, respectively. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended June 30, 2012
Revenues	$849	$498	$38	$—	$1,385
Depreciation and amortization	$49	$70	$6	$2	$127
Restructuring charges	$8	$7	$—	$1	$16
Stock-based compensation	$2	$1	$—	$3	$6
Operating income/(loss)	$110	$134	$8	$(15)	$237
Total assets as of June 30, 2012	$6,805	$6,581	$762	$249	$14,397

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended June 30, 2011
Revenues	$871	$487	$38	$—	$1,396
Depreciation and amortization	$50	$76	$7	$2	$135
Restructuring charges	$17	$4	$1	$1	$23
Stock-based compensation	$1	$1	$—	$4	$6
Operating income/(loss)	$111	$118	$5	$(15)	$219
Total assets as of December 31, 2011	$6,782	$6,560	$794	$336	$14,472

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Six Months Ended June 30, 2012
Revenues	$1,648	$978	$99	$—	$2,725
Depreciation and amortization	$102	$140	$12	$4	$258
Restructuring charges	$39	$12	$—	$2	$53
Stock-based compensation	$4	$3	$—	$7	$14
Operating income/(loss)	$145	$242	$38	$(33)	$392

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Six Months Ended June 30, 2011
Revenues	$1,649	$955	$94	$—	$2,698
Depreciation and amortization	$98	$155	$14	$4	$271
Restructuring charges	$34	$8	$1	$3	$46
Stock-based compensation	$3	$2	$—	$5	$10
Operating income/(loss)	$164	$211	$31	$(136)	$270

11. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the condensed consolidating balance sheet as of June 30, 2012 and December 31, 2011 and condensed consolidating statements of comprehensive income and cash flows for three and six months ended June 30, 2012 and 2011. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., Nielsen Business Media Holding Company, TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly-owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen Business Media Holding Company, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are the Company and the subsidiary issuers (Nielsen Finance LLC and Nielsen Finance Co.), both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors of the debt issued by Nielsen.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the three months ended June 30, 2012

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$697	$688	$—	$1,385

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	254	310	—	564
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	213	228	—	441
Depreciation and amortization	—	—	97	30	—	127
Restructuring charges	—	—	5	11	—	16

Operating income	—	—	128	109	—	237

Interest income	1	138	15	7	(160)	1
Interest expense	—	(94)	(150)	(17)	160	(101)
Foreign currency exchange transaction losses, net	—	—	—	(3)	—	(3)
Other income/(expense), net	—	—	94	(84)	—	10

Income from continuing operations before income taxes and equity in net income of subsidiaries and affiliates	1	44	87	12	—	144
Provision for income taxes	—	(9)	(23)	(6)	—	(38)
Equity in net income of subsidiaries	110	—	43	—	(153)	—
Equity in net income of affiliates	—	—	3	1	—	4

Net income	111	35	110	7	(153)	110
Net loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)

Net income attributable to controlling interests	111	35	110	8	(153)	111
Total other comprehensive (loss)/income attributable to controlling interests	(89)	12	(72)	(148)	208	(89)

Total comprehensive income/(loss) attributable to controlling interests	22	47	38	(140)	55	22
Comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)

Total comprehensive income/(loss)	$22	$47	$38	$(141)	$55	$21

The Nielsen Company B.V.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended June 30, 2011

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$657	$739	$—	$1,396

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	235	335	—	570
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	211	238	—	449
Depreciation and amortization	—	—	103	32	—	135
Restructuring charges	—	—	5	18	—	23

Operating income	—	—	103	116	—	219

Interest income	2	135	5	8	(148)	2
Interest expense	(1)	(102)	(148)	(6)	148	(109)
Foreign currency exchange transaction losses, net	—	—	(2)	(8)	—	(10)
Other income/(expense), net	—	—	90	(81)	—	9

Income from continuing operations before income taxes and equity in net income of subsidiaries and affiliates	1	33	48	29	—	111
Provision for income taxes	—	(16)	(14)	(9)	—	(39)
Equity in net income of subsidiaries	74	—	38	—	(112)	—
Equity in net income of affiliates	—	—	2	1	—	3

Net income	75	17	74	21	(112)	75
Total other comprehensive income/(loss) attributable to controlling interests	8	(15)	1	77	(63)	8

Total comprehensive income attributable to controlling interests	83	2	75	98	(175)	83
Comprehensive income/(loss) attributable to noncontrolling interests	—	—	1	(1)	—	—

Total comprehensive income	$83	$2	$76	$97	$(175)	$83

The Nielsen Company B.V.

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the six months ended June 30, 2012

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,379	$1,346	$—	$2,725

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	507	622	—	1,129
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	432	461	—	893
Depreciation and amortization	—	—	199	59	—	258
Restructuring charges	—	—	14	39	—	53

Operating income	—	—	227	165	—	392

Interest income	2	277	32	15	(324)	2
Interest expense	(1)	(189)	(302)	(33)	324	(201)
Foreign currency exchange transaction losses, net	—	—	(1)	(12)	—	(13)
Other (expense)/income, net	—	(6)	113	(103)	—	4

Income from continuing operations before income taxes and equity in net income of subsidiaries and affiliates	1	82	69	32	—	184
Provision for income taxes	—	(23)	(16)	(9)	—	(48)
Equity in net income of subsidiaries	138	—	84	—	(222)	—
Equity in net income of affiliates	—	—	1	1	—	2

Net income	139	59	138	24	(222)	138

Net loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)

Net income attributable to controlling interests	139	59	138	25	(222)	139
Total other comprehensive (loss)/income attributable to controlling interests	(1)	4	5	(32)	23	(1)

Total comprehensive income/(loss) attributable to controlling interests	138	63	143	(7)	(199)	138
Comprehensive loss attributable to noncontrolling interest	—	—	—	(1)	—	(1)

Total comprehensive income/(loss)	$138	$63	$143	$(8)	$(199)	$137

The Nielsen Company B.V.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the six months ended June 30, 2011

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,314	$1,384	$—	$2,698
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	482	637	—	1,119
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	530	462	—	992
Depreciation and amortization	—	—	208	63	—	271
Restructuring charges	—	—	14	32	—	46

Operating (loss)/income	—	—	80	190	—	270

Interest income	4	270	12	14	(297)	3
Interest expense	(10)	(226)	(293)	(13)	297	(245)
Loss on derivative instruments	—	(1)	—	—	—	(1)
Foreign currency exchange transaction gains/(losses), net	—	—	7	(10)	—	(3)
Other (expense)/income, net	(52)	(181)	85	(73)	—	(221)

(Loss)/income from continuing operations before income taxes and equity in net loss of subsidiaries and affiliates	(58)	(138)	(109)	108	—	(197)
Benefit/(provision) for income taxes	15	53	57	(30)	—	95
Equity in net loss of subsidiaries	(60)	—	(7)	—	67	—
Equity in net income of affiliates	—	—	—	1	—	1

(Loss)/income from continuing operations	(103)	(85)	(59)	79	67	(101)
Loss from discontinued operations, net of tax	—	—	(1)	—	—	(1)

Net (loss)/income	(103)	(85)	(60)	79	67	(102)
Net income attributable to noncontrolling interests	—	—	—	1	—	1

Net (loss)/income attributable to controlling interests	$(103)	$(85)	$(60)	$78	$67	$(103)
Total other comprehensive income/(loss) attributable to controlling interests	56	(32)	45	234	(247)	56

Total comprehensive (loss)/income attributable to controlling interests	(47)	(117)	(15)	312	(180)	(47)
Comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2

Total comprehensive (loss)/income	$(47)	$(117)	$(15)	$314	$(180)	$(45)

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet (Unaudited)

June 30, 2012

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$3	$—	$20	$258	$—	$281
Trade and other receivables, net	—	—	367	721	—	1,088
Prepaid expenses and other current assets	—	16	136	115	—	267
Intercompany receivables	291	173	240	304	(1,008)	—

Total current assets	294	189	763	1,398	(1,008)	1,636

Non-current assets
Property, plant and equipment, net	—	—	328	244	—	572
Goodwill	—	—	5,011	2,177	—	7,188
Other intangible assets, net	—	—	4,086	465	—	4,551
Deferred tax assets	18	—	6	104	—	128
Other non-current assets	—	54	179	89	—	322
Equity investment in subsidiaries	4,707	—	4,806	—	(9,513)	—
Intercompany loans	42	7,323	784	1,308	(9,457)	—

Total assets	$5,061	$7,566	$15,963	$5,785	$(19,978)	$14,397

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$51	$262	$538	$—	$851
Deferred revenues	—	—	232	173	—	405
Income tax liabilities	—	—	45	6	—	51
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	88	232	10	—	330
Intercompany payables	—	46	751	210	(1,007)	—

Total current liabilities	—	185	1,522	937	(1,007)	1,637

Non-current liabilities
Long-term debt and capital lease obligations	—	6,129	86	16	—	6,231
Deferred tax liabilities	—	80	733	129	—	942
Intercompany loans	—	—	8,680	778	(9,458)	—
Other non-current liabilities	2	19	235	268	—	524

Total liabilities	2	6,413	11,256	2,128	(10,465)	9,334

Total stockholders’ equity	5,059	1,153	4,707	3,653	(9,513)	5,059
Noncontrolling interests	—	—	—	4	—	4

Total equity	5,059	1,153	4,707	3,657	(9,513)	5,063

Total liabilities and equity	$5,061	$7,566	$15,963	$5,785	$(19,978)	$14,397

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet

December 31, 2011

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$—	$—	$33	$285	$—	$318
Trade and other receivables, net	—	—	369	711	—	1,080
Prepaid expenses and other current assets	—	15	134	110	—	259
Intercompany receivables	300	123	224	326	(973)	—

Total current assets	300	138	760	1,432	(973)	1,657
Non-current assets
Property, plant and equipment, net	—	—	367	242	—	609
Goodwill	—	—	4,989	2,166	—	7,155
Other intangible assets, net	—	—	4,121	440	—	4,561
Deferred tax assets	1	—	67	108	—	176
Other non-current assets	—	53	162	99	—	314
Equity investment in subsidiaries	4,574	—	4,630	—	(9,204)	—
Intercompany loans	149	7,322	908	1,449	(9,828)	—

Total assets	$5,024	$7,513	$16,004	$5,936	$(20,005)	$14,472

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$31	$55	$388	$576	$—	$1,050
Deferred revenues	—	—	247	196	—	443
Income tax liabilities	—	—	7	44	—	51
Current portion of long-term debt, capital lease obligations and short-term borrowings	104	28	16	2	—	150
Intercompany payables	—	47	729	197	(973)	—

Total current liabilities	135	130	1,387	1,015	(973)	1,694
Non-current liabilities
Long-term debt and capital lease obligations	—	6,223	92	16	—	6,331
Deferred tax liabilities	—	80	782	134	—	996
Intercompany loans	—	—	8,926	902	(9,828)	—
Other non-current liabilities	2	14	243	297	—	556

Total liabilities	137	6,447	11,430	2,364	(10,801)	9,577

Total stockholders’ equity	4,887	1,066	4,574	3,564	(9,204)	4,887
Noncontrolling interests	—	—	—	8	—	8

Total equity	4,887	1,066	4,574	3,572	(9,204)	4,895

Total liabilities and equity	$5,024	$7,513	$16,004	$5,936	$(20,005)	$14,472

The Nielsen Company B.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2012

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by operating activities	$1	$46	$49	$26	$122

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(70)	(4)	(74)
Proceeds from sale of subsidiaries and affiliates, net	—	—	—	—	—
Additions to property, plant and equipment and other assets	—	—	(22)	(28)	(50)
Additions to intangible assets	—	—	(93)	(9)	(102)
Other investing activities	—	—	—	—	—

Net cash used in investing activities	—	—	(185)	(41)	(226)

Financing activities:
Net borrowings under revolving credit facility	—	—	215	—	215
Proceeds from the issuance of debt, net of issuance costs	—	1,209	—	—	1,209
Repayments of debt	(106)	(1,251)	(2)	—	(1,359)
Increase in other short-term borrowings	—	—	—	8	8
Capital contributions from parent	4	—	—	—	4
Activity under stock plans	—	—	(1)	—	(1)
Settlement of intercompany and other financing activities	104	(4)	(89)	(20)	(9)

Net cash provided by/(used in) financing activities	2	(46)	123	(12)	67

Net increase/(decrease) in cash and cash equivalents	3	—	(13)	(27)	(37)
Cash and cash equivalents at beginning of period	—	—	33	285	318

Cash and cash equivalents at end of period	$3	$—	$20	$258	$281

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2011

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash (used in)/provided by operating activities	$(1)	$42	$(58)	$87	$70

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(93)	(3)	(96)
Proceeds from sale of subsidiaries and affiliates, net	—	—	2	1	3
Additions to property, plant and equipment and other assets	—	—	(37)	(29)	(66)
Additions to intangible assets	—	—	(69)	(7)	(76)
Other investing activities	—	—	1	—	1

Net cash used in investing activities	—	—	(196)	(38)	(234)

Financing activities:
Repayments of debt	(453)	(1,322)	(3)	—	(1,778)
(Decrease)/increase in other short-term borrowings	—	—	(2)	14	12
Capital contributions from parent	2,076	—	—	—	2,076
Activity under stock plans	—	—	(1)	—	(1)
Settlement of derivatives intercompany and other financing activities	(1,628)	1,280	226	(93)	(215)

Net cash (used in)/provided by financing activities	(5)	(42)	220	(79)	94

Effect of exchange-rate changes on cash and cash equivalents	5	—	1	14	20

Net decrease in cash and cash equivalents	(1)	—	(33)	(16)	(50)
Cash and cash equivalents at beginning of period	1	—	65	352	418

Cash and cash equivalents at end of period	$—	$—	$32	$336	$368

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

For the six months ended June 30, 2012, we paid cash consideration of $74 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2012, the impact on our consolidated results of operations would not have been material.

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

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
U.S. Dollar	52%	50%
Euro	12%	14%
Other Currencies	36%	36%

Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.30 to €1.00 and $1.40 to €1.00 for the six months ended June 30, 2012 and 2011, respectively. Typically, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $7 million annually, with an immaterial impact on our profitability. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Results of Operations—Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(IN MILLIONS)	2012	2011
Revenues	$1,385	$1,396

Cost of revenues, exclusive of depreciation and amortization shown separately below	564	570
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	441	449
Depreciation and amortization	127	135
Restructuring charges	16	23

Operating income	237	219

Interest income	1	2
Interest expense	(101)	(109)
Loss on derivative instruments	—	—
Foreign currency exchange transaction losses, net	(3)	(10)
Other income, net	10	9

Income from continuing operations before income taxes and equity in net income of affiliates	144	111
Provision for income taxes	(38)	(39)
Equity in net income of affiliates	4	3

Net income	110	75

Consolidated Results for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues

Revenues decreased 0.8% to $1,385 million for the three months ended June 30, 2012 from $1,396 million for the three months ended June 30, 2011, or an increase of 3.5% on a constant currency basis, excluding a 4.3% unfavorable impact of changes in foreign currency exchange rates. The decline was driven by a 2.5% decrease within our Buy segment (an increase of 3.4% on a constant currency basis), offset by a 2.3% increase within our Watch segment (4.0% on a constant currency basis). Revenues in our Expositions segment were flat for the period.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues decreased 1.1% to $564 million for the three months ended June 30, 2012 from $570 million for the three months ended June 30, 2011, or an increase of 4.1% on a constant currency basis, excluding a 5.2% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment decreased 1.9% (an increase of 5.8% on a constant currency basis) as the favorable impact of changes in foreign currency exchange rates more than offset investments in the continued global expansion of our services. Costs within our Watch segment decreased 1.6% (flat on a constant currency basis).

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 1.8% to $441 million for the three months ended June 30, 2012 from $449 million for the three months ended June 30, 2011, or an increase of 1.6% on a constant currency basis, excluding a 3.4% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment decreased 1.2% (an increase of 3.4% on a constant currency basis) due primarily to the favorable impact of changes in foreign currency exchange rates offsetting increased spending on the global expansion of our business. Costs within our Watch segment increased 2.0% (4.0% on a constant currency basis) due primarily to increased investment in product development initiatives. Corporate costs declined $5 million as a result of lower spending on global initiatives.

Depreciation and Amortization

Depreciation and amortization expense was $127 million for the three months ended June 30, 2012 as compared to $135 million for the three months ended June 30, 2011. Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations decreased to $40 million for the three months ended June 30, 2012 from $49 million for the three months ended June 30, 2011 resulting from lower amortization on purchase price adjustments for certain assets that became fully amortized in the second quarter of 2011. This decline was slightly offset by increases in depreciation and amortization expense associated with ongoing capital expenditures.

Restructuring Charges

We recorded $16 million and $23 million in restructuring charges relating to employee severance associated with productivity initiatives during the three months ended June 30, 2012 and 2011, respectively.

Operating Income

Operating income for the three months ended June 30, 2012 was $237 million as compared to $219 million for the three months ended June 30, 2011. Operating income within our Buy segment was $110 million for the three months ended June 30, 2012 as compared to $111 million for the three months ended June 30, 2011. Operating income within our Watch segment was $134 million for the three months ended June 30, 2012 as compared to $118 million for the three months ended June 30, 2011. Operating income within our Expositions segment was $8 million for the three months ended June 30, 2012 as compared to $5 million for the three months ended June 30, 2011. Corporate operating expenses were $15 million for the three months ended June 30, 2012 and June 30, 2011.

Interest Expense

Interest expense was $101 million for the three months ended June 30, 2012 as compared to $109 million for the three months ended June 30, 2011. The decline related to the impact of debt retirements from our initial public offering of common stock in 2011 and lower interest costs on derivative instruments, partially offset by increases in interest costs associated with our senior secured term loans.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.28 to €1.00 for the three months ended June 30, 2012 as compared to $1.44 to €1.00 for the three months ended June 30, 2011.

We incurred losses of $3 million and $10 million for the three months ended June 30, 2012 and 2011, respectively, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Other Income, Net

Other income, net amounts of $10 million and $9 million for the three months ended June 30, 2012 and 2011, respectively, primarily relate to gains associated with acquisitions of previously nonconsolidated subsidiaries.

Income Taxes

The effective tax rates for the three months ended June 30, 2012 and 2011 were 26% and 35%, respectively. The tax rate for the three months ended June 30, 2012 was higher than the statutory rate as the favorable impact of certain financing activities was offset slightly by the tax rate differences in other jurisdictions where we file tax returns. The tax rate for the three months ended June 30, 2011 was higher than the statutory rate as the favorable impact of certain financing activities was offset in part by the tax rate differences in other jurisdictions where we file tax returns.

Liabilities for unrecognized income tax benefits totaled $90 million and $96 million as of June 30, 2012 and December 31, 2011, respectively. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Business Segment Results for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues

The table below sets forth our segment revenue performance data for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended June 30, 2012 Reported	Three Months Ended June 30, 2011 Reported	% Variance 2012 vs. 2011 Reported	Three Months Ended June 30, 2011 Constant Currency	% Variance 2012 vs. 2011 Constant Currency
Revenues by segment
Buy	$849	$871	(2.5)%	$821	3.4%
Watch	498	487	2.3%	479	4.0%
Expositions	38	38	—	38	—

Total	$1,385	$1,396	(0.8)%	$1,338	3.5%

Buy Segment Revenues

Revenues decreased 2.5% to $849 million for the three months ended June 30, 2012 from $871 million for the three months ended June 30, 2011, or an increase of 3.4% on a constant currency basis. The decrease was primarily driven by a 5.9% unfavorable impact of changes in foreign currency exchange rates. Revenues from Developing markets declined 2.4% (an increase of 7.2% on a constant currency basis) as the unfavorable impact of changes in foreign currency exchange rates more than offset increases driven by our customers continuing to expand geographically. Revenues from Developed markets declined 2.6% (an increase of 1.6% on a constant currency basis) as the unfavorable impact of changes in foreign currency exchange rates and decreases in insights services in Western Europe more than offset increases in spending from existing customers.

Revenues from Information services decreased 2.0% to $639 million for the three months ended June 30, 2012 from $652 million for the three months ended June 30, 2011, or an increase of 4.6% on a constant currency basis. Revenue from Developing markets decreased 2.8% (an increase of 7.7% on a constant currency basis) as the unfavorable impact of changes in foreign currency exchange rates more than offset market-wide growth resulting from the continued expansion of both our retail measurement and consumer panel services to both new and existing customers and new markets. Revenue from Developed markets decreased 1.6% (an increase of 3.1% on a constant currency basis) as the unfavorable impact of changes in foreign currency exchange rates more than offset growth in retail measurement services in North America and Western Europe.

Revenues from Insights services decreased 4.1% to $210 million for the three months ended June 30, 2012 from $219 million for the three months ended June 30, 2011, or flat on a constant currency basis as growth in North America and Developing markets was offset by the unfavorable impact of changes in foreign currency exchange rates and decreases in Western Europe.

Watch Segment Revenues

Revenues increased 2.3% to $498 million for the three months ended June 30, 2012 from $487 million for the three months ended June 30, 2011, or 4.0% on a constant currency basis as 4.7% growth in Television measurement (5.7% on a constant currency basis) was particially offset by the unfavorable impact of changes in foreign currency exchange rates. Television measurement growth was driven by increases in spending from existing customers.

Expositions Segment Revenues

Revenues of $38 million for the three months ended June 30, 2012 were flat as compared to the three months ended June 30, 2011.

Business Segment Operating Income

We do not allocate items below operating income/(loss) to our business segments and therefore the table below sets forth a summary of operating income/(loss) at the business segment level for the three months ended June 30, 2012 and 2011.

(IN MILLIONS)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Variance 2012 vs. 2011
Operating income/(loss) by segment
Buy	$110	$111	$(1)
Watch	134	118	16
Expositions	8	5	3
Corporate and Eliminations	(15)	(15)	—

Total	$237	$219	$18

Buy Segment Profitability

Operating income was $110 million for the three months ended June 30, 2012 as compared to $111 million for the three months ended June 30, 2011 as the as the unfavorable impact of changes in foreign currency exchange rates more than offset the constant currency revenue performance mentioned above and lower restructuring charges.

Watch Segment Profitability

Operating income was $134 million for the three months ended June 30, 2012 as compared to $118 million for the three months ended June 30, 2011. The increase was driven by the revenue performance discussed above, the impact of productivity initiatives and decreased depreciation and amortization expense.

Expositions Segment Profitability

Operating income was $8 million for the three months ended June 30, 2012 as compared to $5 million for the three months ended June 30, 2011 driven primarily by lower restructuring and depreciation expense.

Corporate Expenses and Eliminations

Operating expenses were $15 million for the three months ended June 30, 2012 and 2011, respectively.

Results of Operations—Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Six Months Ended June 30,
(IN MILLIONS)	2012	2011
Revenues	$2,725	$2,698

Cost of revenues, exclusive of depreciation and amortization shown separately below	1,129	1,119
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	893	992
Depreciation and amortization	258	271
Restructuring charges	53	46

Operating income	392	270

Interest income	2	3
Interest expense	(201)	(245)
Loss on derivative instruments	—	(1)
Foreign currency exchange transaction losses, net	(13)	(3)
Other income/(expense), net	4	(221)

Income/(loss) from continuing operations before income taxes and equity in net income of affiliates	184	(197)
(Provision)/benefit for income taxes	(48)	95
Equity in net income of affiliates	2	1

Income/(loss) from continuing operations	138	(101)
Loss from discontinued operations, net of tax	—	(1)

Net income/(loss)	$138	$(102)

Consolidated Results for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues

Revenues increased 1.0% to $2,725 million for the six months ended June 30, 2012 from $2,698 million for the six months ended June 30, 2011, or 3.8% on a constant currency basis, which excludes a 2.8% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment were flat during the period (4.0% increase on a constant currency basis), while revenues within our Watch segment increased 2.4% (3.5% on a constant currency basis) and revenues within our Expositions segment increased 5.3%.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 0.9% to $1,129 million for the six months ended June 30, 2012 from $1,119 million for the six months ended June 30, 2011, or 4.2% on a constant currency basis, excluding a 3.3% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 0.8% (5.6% on a constant currency basis) due primarily to investments in the continued global expansion of our services. Costs within our Watch segment were flat as the impact of productivity initiatives offset increases in spending on product portfolio management initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 10.0% to $893 million for the six months ended June 30, 2012 from $992 million for the six months ended June 30, 2011, or 8.2% on a constant currency basis, excluding a 1.8% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 0.5% (3.2% on a constant currency basis) due primarily to increases in client service costs and other investments associated with the global expansion of our services. Costs within our Watch segment increased 2.4% (3.9% on a constant currency basis) due primarily to increased investment in product development initiatives. Corporate costs decreased by approximately $105 million primarily as a result of a $102 million charge for the termination and settlement of the Sponsor Advisory Agreements in 2011.

Depreciation and Amortization

Depreciation and amortization expense was $258 million for the six months ended June 30, 2012 as compared to $271 million for the six months ended June 30, 2011. Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations decreased to $82 million for the six months ended June 30, 2012 from $99 million for the six months ended June 30, 2011 resulting from lower amortization on purchase price adjustments for certain assets that became fully amortized. This decline was primarily offset by increases in depreciation and amortization expense associated with higher capital expenditures.

Restructuring Charges

We recorded $53 million and $46 million in restructuring charges relating to employee severance associated with productivity initiatives during the six months ended June 30, 2012 and 2011, respectively.

Operating Income

Operating income for the six months ended June 30, 2012 was $392 million as compared to operating income of $270 million for the six months ended June 30, 2011. Operating income within our Buy segment was $145 million for the six months ended June 30, 2012 as compared to $164 million for the six months ended June 30, 2011. Operating income within our Watch segment was $242 million for the six months ended June 30, 2012 as compared to $211 million for the six months ended June 30, 2011. Operating income within our Expositions segment was $38 million for the six months ended June 30, 2012 as compared to $31 million for the six months ended June 30, 2011. Corporate operating expenses were $33 million for the six months ended June 30, 2012 as compared to $136 million for the six months ended June 30, 2011.

Interest Expense

Interest expense was $201 million for the six months ended June 30, 2012 compared to $245 million for the six months ended June 30, 2011. The decline related to the impact of debt retirements from our initial public offering of common stock in 2011, partially offset by increases in interest costs associated with our senior secured term loans.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, particularly the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.30 to €1.00 for the six months ended June 30, 2012 as compared to $1.40 to €1.00 for the six months ended June 30, 2011.

We incurred $13 million and $3 million in foreign currency exchange losses for the six months ended June 30, 2012 and 2011, respectively. The loss in 2012 resulted primarily from fluctuations in certain currencies associated with a portion of our intercompany loan portfolio. The loss in 2011 resulted primarily from fluctuations in certain currencies associated with a portion of our intercompany loan portfolio, partially offset by the fluctuation in Japanese Yen as compared to the Euro applied to a debenture loan.

Other Income/(Expense), Net

The $4 million of other income amount for the six months ended June 30, 2012 primarily relates to a $10 million gain on the purchase of a previously nonconsolidated business, partially offset by the write-off of deferred financing costs and other costs associated with for the amendment and restatement of the Senior Secured Credit Facility.

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

Income Taxes

The effective tax rates for the six months ended June 30, 2012 and 2011 were 26% and 48% (benefit), respectively. The tax rate for the six months ended June 30, 2012 was higher than the statutory expense rate as the favorable impact of certain financing activities was offset slightly by the tax rate differences in other jurisdictions where we file tax returns. The tax rate benefit for the six months ended June 30, 2011 was higher than the statutory rate benefit would have been primarily due to the favorable impact of certain financing activities and the tax rate differences in other jurisdictions where we file tax returns.

Business Segment Results for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues

The table below sets forth our segment revenue performance data for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, both on an as-reported and constant currency basis.

(IN MILLIONS)	Six Months Ended June 30, 2012 Reported	Six Months Ended June 30, 2011 Reported	% Variance 2012 vs. 2011 Reported	Six Months Ended June 30, 2011 Constant Currency	% Variance 2012 vs. 2011 Constant Currency
Revenues by segment
Buy	$1,648	$1,649	0.0%	$1,585	4.0%
Watch	978	955	2.4%	945	3.5%
Expositions	99	94	5.3%	94	5.3%

Total	$2,725	$2,698	1.0%	$2,624	3.8%

Buy Segment Revenues

Revenues were flat for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, or an increase of 4.0% on a constant currency basis. Revenues from Developing markets increased 2.0% (8.9% on a constant currency basis) and revenues from Developed markets decreased 1.1% (an increase of 1.7% on a constant currency basis).

Revenues from Information services decreased 0.1% to $1,251 million for the six months ended June 30, 2012 from $1,252 million for the six months ended June 30, 2011, or an increase of 4.3% on a constant currency basis. Revenue from Developing markets increased 1.5% (8.7% on a constant currency basis) as growth driven by the continued expansion of both our retail measurement and consumer panel services to both new and existing customers and new markets was partially offset by the unfavorable impact of changes in foreign currency exchange rates. Revenue from Developed markets decreased 0.8% (an increase of 2.2% on a constant currency basis) as growth in retail measurement services in North America and Western Europe was offset in part by the unfavorable impact of changes in foreign currency exchange rates.

Revenues from Insights services were flat during the period, or an increase of 3.1% on a constant currency basis, as growth in North America and Developing markets was offset by the unfavorable impact of changes in foreign currency exchange rates and decreases in Western Europe.

Watch Segment Revenues

Revenues increased 2.4% to $978 million for the six months ended June 30, 2012 from $955 million for the six months ended June 30, 2011, or 3.5% on a constant currency basis. Television measurement grew 3.9% (4.6% on a constant currency basis) driven by increases in spending from existing customers.

Expositions Segment Revenues

Revenues increased 5.3% to $99 million for the six months ended June 30, 2012 from $94 million for the six months ended June 30, 2011. These increases predominately relate to growth driven by certain sectors of existing shows.

Business Segment Operating Income

We do not allocate items below operating income/(loss) to our business segments and therefore the table below sets forth a summary of operating income/(loss) at the business segment level for the six months ended June 30, 2012 and 2011.

(IN MILLIONS)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Variance 2012 vs. 2011
Operating income/(loss) by segment
Buy	$145	$164	$(19)
Watch	242	211	31
Expositions	38	31	7
Corporate	(33)	(136)	103

Total	$392	$270	$122

Buy Segment Profitability

Operating income was $145 million for the six months ended June 30, 2012 as compared to $164 million for the six months ended June 30, 2011 due primarily to higher restructuring charges and increases in depreciation and amortization. The revenue performance mentioned above was partially offset by unfavorable changes in foreign currency exchange rates as well as investments in Developing markets expansion and increases in data acquisition costs.

Watch Segment Profitability

Operating income was $242 million for the six months ended June 30, 2012 as compared to $211 million for the six months ended June 30, 2011. The increase was driven by the revenue performance discussed above and decreased depreciation and amortization expense, offset in part by increased investment in cross-platform measurement initiatives.

Expositions Segment Profitability

Operating income was $38 million for the six months ended June 30, 2012 as compared to $31 million for the six months ended June 30, 2011 driven primarily by the revenue performance discussed above as well as lower restructuring charges.

Corporate Expenses and Eliminations

Operating expenses were $33 million for the six months ended June 30, 2012 as compared to $136 million for the six months ended June 30, 2011 due primarily to the $102 million charge for the termination and settlement of the Sponsor Advisory Agreements in 2011.

Liquidity and Capital Resources

Overview

Our contractual obligations, commitments and debt service requirements over the next several years are significant. We expect that our primary source of liquidity will continue to be cash generated from operations as well as existing cash. Of the $281 million of cash and cash equivalents at June 30, 2012, approximately $243 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

At June 30, 2012, our total indebtedness was $6,561 million and, we had $215 million in outstanding borrowings and $12 million of outstanding letters of credit under our senior secured revolving credit facility, leaving $408 million available for future borrowing. We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our senior secured debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations, and capital spending over the next year. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise.

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

In February 2012, our €30 million 6.75% EMTN matured and was repaid and in April 2012, our €50 million variable rate EMTN matured and was repaid.

Cash Flows

Operating activities. Net cash provided by operating activities was $122 million for the six months ended June 30, 2012, as compared to $70 million for the six months ended June 30, 2011. Net cash provided by operating activities for the six months ended June 30, 2011 included the $102 million payment for the termination and settlement of the Sponsor Advisory Agreements. Excluding this payment, cash flows from operating activities declined $50 million as compared to the prior period. This decline was driven by the timing of vendor and employee payroll payments, partially offset by favorable client billing performance, the business performance described above and lower interest payments. Our key collections performance measure, days billing outstanding (DBO), remained flat for the period.

Investing activities. Net cash used in investing activities was $226 million for the six months ended June 30, 2012, as compared to $234 million for the six months ended June 30, 2011. The primary driver for the decreased usage of cash from investing activities was the decrease in acquisition payments partially offset by an increase in capital expenditures.

Capital expenditures for property, plant, equipment, software and other assets totaled $152 million for the six months ended June 30, 2012 as compared to $142 million for the six months ended June 30, 2011.

Financing activities. Net cash provided by financing activities was $67 million for the six months ended June 30, 2012 as compared to $94 million for the six months ended June 30, 2011. The decrease in cash flow was driven by the results of the 2012 transactions described under the “Financing Transactions” section above.

Covenant Compliance

Financial covenants contained in our Senior Secured Credit Agreement consist of a maximum leverage ratio and a minimum interest coverage ratio as related to our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the Senior Secured Credit Agreement) at the end of any calendar quarter to Covenant EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified threshold. Currently, the maximum permitted ratio is 7.0 to 1.0, with such maximum ratio declining to 6.25 to 1.0 for periods after October 1, 2012.

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

Failure to comply with either of these covenants would result in an event of default under our Senior Secured Credit Agreement unless waived by our senior credit lenders. An event of default under our Senior Secured Credit Agreement can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Senior Secured Credit Agreement and these covenants are material to us. As of June 30, 2012, we were in full compliance with the covenants described above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditure or capital resources.

Summary of Recent Accounting Pronouncements

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update that amends Accounting Standards Codification (“ASC”) 820—“Fair Value Measurement” regarding fair value measurements and disclosure requirements. The amendments were effective for us as of January 1, 2012. The adoption of this update did not have a significant impact on our condensed consolidated financial statements.

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

Testing Goodwill for Impairment

In September 2011, the FASB issued an accounting update that amends ASC 350—“Goodwill and Other Intangible Assets”, which is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. We will apply the updated guidance to our October 1, 2012 annual impairment test and have considered the results of our 2011 impairment test in forming the basis for our assumptions upon adoption of this update. The adoption of this update will not have a significant impact on our condensed consolidated financial statements.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

The Nielsen Company B.V. (Registrant)

Date: July 25, 2012	/s/ Jeffrey R. Charlton
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

Exhibit Number	Description of Exhibits

4.3	Fifth Supplemental Indenture, dated as of May 3, 2012, between Marketing Analytics, Inc., an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation, and Law Debenture Trust Company of New York, as trustee for the 7.75% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.3 to the Form 10-Q of Nielsen Holdings N.V. filed on July 25, 2012 (File No. 001-35042)).

4.4	Sixth Supplemental Indenture, dated as of May 3, 2012, between The Perishables Group, Inc., an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation, and Law Debenture Trust Company of New York, as trustee for the 7.75% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.4 to the Form 10-Q of Nielsen Holdings N.V. filed on July 25, 2012 (File No. 001-35042)).

4.5	Sixth Supplemental Indenture, dated as of May 3, 2012, between Marketing Analytics, Inc., an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation, and Law Debenture Trust Company of New York, as trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.5 to the Form 10-Q of Nielsen Holdings N.V. filed on July 25, 2012 (File No. 001-35042)).

4.6	Seventh Supplemental Indenture, dated as of May 3, 2012, between The Perishables Group, Inc., an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation, and Law Debenture Trust Company of New York, as trustee for the 11 1/2% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.6 to the Form 10-Q of Nielsen Holdings N.V. filed on July 25, 2012 (File No. 001-35042)).

4.7	Seventh Supplemental Indenture, dated as of May 3, 2012, between Marketing Analytics, Inc., an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation, and Law Debenture Trust Company of New York, as trustee for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.7 to the Form 10-Q of Nielsen Holdings N.V. filed on July 25, 2012 (File No. 001-35042)).

4.8	Eighth Supplemental Indenture, dated as of May 3, 2012, between The Perishables Group, Inc., an affiliate of Nielsen Finance LLC, a Delaware limited liability company and Nielsen Finance Co., a Delaware corporation, and Law Debenture Trust Company of New York, as trustee for the 11.625% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.8 to the Form 10-Q of Nielsen Holdings N.V. filed on July 25, 2012 (File No. 001-35042)).

31.1	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101	The following financial information from The Nielsen Company B.V.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.