Form 10-Q
period 2012-09-30
Nielsen CO B.V.
filed 2012-10-22
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 258,463,857 shares of the registrant’s Common Stock outstanding as of September 30, 2012.

The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The Nielsen Company B.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2012	2011	2012	2011
Revenues	$1,423	$1,413	$4,148	$4,111

Cost of revenues, exclusive of depreciation and amortization shown separately below	565	554	1,694	1,673
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	444	460	1,337	1,452
Depreciation and amortization	130	125	388	396
Restructuring charges	3	9	56	55

Operating income	281	265	673	535

Interest income	1	2	3	5
Interest expense	(100)	(108)	(301)	(353)
Loss on derivative instruments	—	—	—	(1)
Foreign currency exchange transaction gains/(losses), net	1	(4)	(12)	(7)
Other (expense)/income, net	(1)	—	3	(221)

Income/(loss) from continuing operations before income taxes and equity in net (loss)/income of affiliates	182	155	366	(42)
(Provision)/benefit for income taxes	(69)	(44)	(117)	51
Equity in net (loss)/income of affiliates	(1)	(2)	1	(1)

Income from continuing operations	112	109	250	8
Loss from discontinued operations, net of tax	—	—	—	(1)

Net income	112	109	250	7
Net income attributable to noncontrolling interests	1	1	—	2

Net income attributable to The Nielsen Company B.V.	$111	$108	$250	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2012	2011	2012	2011
Net income	$112	$109	$250	$7
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments, net of tax	64	(216)	66	(158)
Available for sale securities, net of tax	(1)	—	(5)	—
Changes in the fair value of cash flow hedges, net of tax	—	(3)	(1)	(3)
Defined benefit pension plan adjustments, net of tax	2	—	4	(1)

Total other comprehensive income/(loss)	65	(219)	64	(162)

Total comprehensive income/(loss)	177	(110)	314	(155)
Comprehensive income attributable to noncontrolling interests	1	—	—	2

Total comprehensive income/(loss) attributable to Nielsen stockholders	$176	$(110)	$314	$(157)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	September 30, 2012 (Unaudited)	December 31, 2011
Assets:
Current assets
Cash and cash equivalents	$322	$318
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $26 and $24 as of September 30, 2012 and December 31, 2011, respectively	1,079	1,080
Prepaid expenses and other current assets	276	259

Total current assets	1,677	1,657
Non-current assets
Property, plant and equipment, net	555	609
Goodwill	7,276	7,155
Other intangible assets, net	4,556	4,561
Deferred tax assets	113	176
Other non-current assets	312	314

Total assets	$14,489	$14,472

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$918	$1,050
Deferred revenues	370	443
Income tax liabilities	93	51
Current portion of long-term debt, capital lease obligations and short-term borrowings	433	150

Total current liabilities	1,814	1,694
Non-current liabilities
Long-term debt and capital lease obligations	5,964	6,331
Deferred tax liabilities	936	996
Other non-current liabilities	516	556

Total liabilities	9,230	9,577

Commitments and contingencies (Note 9)
Equity:
Stockholders’ equity
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at September 30, 2012 and December 31, 2011	58	58
Additional paid-in capital	6,526	6,473
Accumulated deficit	(1,106)	(1,356)
Accumulated other comprehensive loss, net of income taxes	(225)	(289)

Total Nielsen stockholders’ equity	5,254	4,887
Noncontrolling interests	5	8

Total equity	5,259	4,895

Total liabilities and equity	$14,489	$14,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months Ended September 30,
(IN MILLIONS)	2012	2011
Operating Activities
Net income	$250	$7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	23	17
Currency exchange rate differences on financial transactions and other losses	9	228
Loss on derivative instruments	—	1
Equity in net (loss)/income from affiliates, net of dividends received	6	10
Depreciation and amortization	388	396
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	13	(39)
Prepaid expenses and other current assets	(31)	(29)
Accounts payable and other current liabilities and deferred revenues	(268)	(149)
Other non-current liabilities	(2)	(2)
Interest payable	42	50
Income taxes	29	(144)

Net cash provided by operating activities	459	346

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(136)	(114)
Proceeds from sale of subsidiaries and affiliates, net	(1)	3
Additions to property, plant and equipment and other assets	(72)	(84)
Additions to intangible assets	(153)	(129)
Other investing activities	—	(2)

Net cash used in investing activities	(362)	(326)

Financing Activities
Net borrowings under revolving credit facility	65	—
Proceeds from issuances of debt, net of issuance costs	1,209	—
Repayment of debt	(1,381)	(1,890)
Increase/(decrease) in other short-term borrowings	10	(2)
Capital contributions from parent	11	2,076
Other financing activities	(11)	(218)

Net cash used in financing activities	(97)	(34)

Effect of exchange-rate changes on cash and cash equivalents	4	(3)

Net increase/(decrease) in cash and cash equivalents	4	(17)
Cash and cash equivalents at beginning of period	318	418

Cash and cash equivalents at end of period	$322	$401

Supplemental Cash Flow Information
Cash paid for income taxes	$(88)	$(92)
Cash paid for interest, net of amounts capitalized	$(259)	$(303)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to September 30, 2012 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

Testing Goodwill and Indefinite-Lived Intangible Assets for Impairment

In September 2011 and July 2012, the FASB issued an accounting updates that amend ASC 350—“Goodwill and Other Intangible Assets”, which were intended to simplify impairment testing for goodwill and indefinite-lived intangible assets by adding a qualitative review step to assess whether the previously required quantitative impairment analysis is necessary. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the prescribed two-step impairment test. Otherwise, the two-step impairment test is not required. The Company will apply the updated guidance to its October 1, 2012 annual impairment test and has considered the results of its 2011 impairment test in forming the basis for its assumptions upon adoption of this update. The adoption of this update will not have a significant impact on the Company’s consolidated financial statements.

3. Business Acquisitions

For the nine months ended September 30, 2012, Nielsen paid cash consideration of $136 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2012, the impact on Nielsen’s consolidated results of operations would not have been material.

For the nine months ended September 30, 2011, Nielsen paid cash consideration of $114 million associated with both current period and previously executed acquisitions, net of cash acquired. Had that period’s acquisitions occurred as of January 1, 2011, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2012.

(IN MILLIONS)	Buy	Watch	Expositions	Total
Balance, December 31, 2011	$3,055	$3,540	$560	$7,155
Acquisitions, divestitures and other adjustments	13	62	—	75
Effect of foreign currency translation	47	(1)	—	46

Balance, September 30, 2012	$3,115	$3,601	$560	$7,276

At September 30, 2012, $129 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—

Amortized intangibles:
Trade names and trademarks	$127	$113	$(43)	$(37)
Customer-related intangibles	2,880	2,823	(854)	(747)
Covenants-not-to-compete	36	32	(24)	(22)
Computer software	1,240	1,089	(763)	(648)
Patents and other	91	83	(55)	(46)

Total	$4,374	$4,140	$(1,739)	$(1,500)

Amortization expense associated with the above intangible assets was $80 million and $77 million for the three months ended September 30, 2012 and 2011, respectively. These amounts included amortization expense associated with computer software of $39 million and $36 million for the three months ended September 30, 2012 and 2011, respectively.

Amortization expense associated with the above intangible assets was $237 million and $235 million for the nine months ended September 30, 2012 and 2011, respectively. These amounts included amortization expense associated with computer software of $115 million and $114 million for the nine months ended September 30, 2012 and 2011, respectively.

5. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2011	$67
Charges	56
Payments	(67)
Effect of foreign currency translation and reclassification adjustments	(2)

Balance at September 30, 2012	$54

Nielsen recorded $3 million and $9 million in restructuring charges, primarily relating to severance cost, for the three months ended September 30, 2012 and 2011, respectively. Nielsen recorded $56 million and $55 million in restructuring charges for the nine months ended September 30, 2012 and 2011, respectively, primarily relating to severance costs.

Of the $54 million in remaining liabilities for restructuring actions, $44 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of September 30, 2012.

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

Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, and long-term debt. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

(IN MILLIONS)	September 30, 2012	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$15	$15	$—	$—
Plan assets for deferred compensation(2)	22	22	—	—
Investment in mutual funds(3)	2	2	—	—

Total	$39	$39	$—	$—

Liabilities:
Interest rate swap arrangements(4)	$26	$—	$26	$—
Deferred compensation liabilities(5)	22	22	—	—

Total	$48	$22	$26	$—

(IN MILLIONS)	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$21	$21	$—	$—
Plan assets for deferred compensation(2)	20	20	—	—
Investment in mutual funds(3)	2	2	—	—

Total	$43	$43	$—	$—

Liabilities:
Interest rate swap arrangements(4)	$24	$—	$24	$—
Deferred compensation liabilities(5)	20	20	—	—

Total	$44	$20	$24	$—

(1)	Investments in equity securities are carried at fair value, which is based on the quoted market price at period end in an active market. These investments are classified as available-for-sale with any unrealized gains or losses resulting from changes in fair value recorded, net of tax, as a component of accumulated other comprehensive income/(loss) until realized.
(2)	Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as trading securities with any gains or losses resulting from changes in fair value recorded in other (expense)/income, net.
(3)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.

(4)	Derivative financial instruments include interest rate swap arrangements recorded at fair value based on externally-developed valuation models that use readily observable market parameters and the consideration of counterparty risk.
(5)	The Company offers certain employees the opportunity to participate in a deferred compensation plan. A participant’s deferrals are invested in a variety of participant directed stock and bond mutual funds and are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation.

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

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 7—Long-term Debt and Other Financing Arrangements for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At September 30, 2012, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

As of September 30, 2012, the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Nielsen expects to recognize approximately $15 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
Derivatives Designated as Hedging Instruments (IN MILLIONS)	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Interest rate swaps	$4	$22	$10	$14

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended September 30, 2012 and 2011 was as follows:

Derivatives in Cash Flow Hedging Relationships (IN MILLIONS)	Amount of Loss Recognized in OCI (Effective Portion) Three Months Ended September 30,		Location of Loss Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Three Months Ended September 30,		Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three Months Ended September 30,
	2012	2011		2012	2011	2012	2011
Interest rate swaps	$6	$14	Interest expense	$6	$5	$—	$5

The pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended September 30, 2012 and 2011 was as follows:

Derivatives in Cash Flow Hedging Relationships (IN MILLIONS)	Amount of Loss Recognized in OCI (Effective Portion) Nine months Ended September 30,		Location of Loss Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Nine months Ended September 30,		Amount of Loss Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing) Nine months Ended September 30,
	2012	2011		2012	2011	2012	2011
Interest rate swaps	$21	$36	Interest expense	$19	$15	$—	$16

Derivatives Not Designated as Hedging Instruments

The pre-tax effect of derivative instruments not designated as hedges for the nine months ended September 30, 2012 and 2011 was as follows:

Derivatives Not Designated as Hedging Instruments (IN MILLIONS)	Location of Loss Recognized in Statement of Operations on Derivatives	Nine months Ended September 30,
		2012	2011
Interest rate swaps	Loss on derivative instruments	$—	$1

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

The Company did not measure any material non-financial assets or liabilities at fair value during the three or nine months ended September 30, 2012.

7. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of September 30, 2012.

	September 30, 2012			December 31, 2011
(IN MILLIONS)	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
USD Senior secured term loan (LIBOR based variable rate of 2.23%) due 2013		$218	$218		$1,287	$1,270
USD Senior secured term loan (LIBOR based weighted-average variable rate of 3.69%) due 2016		2,320	2,329		2,338	2,290
USD Senior secured term loan (LIBOR based variable rate of 2.48%) due 2017		1,192	1,176		—	—
Euro Senior secured term loan (Euro LIBOR based variable rate of 2.07%) due 2013		33	34		186	183
Euro Senior secured term loan (Euro LIBOR based weighted-average variable rate of 3.65%) due 2016		340	340		345	338
$500 million 8.50% senior secured term loan due 2017		500	545		500	538
$635 million senior secured revolving credit facility (LIBOR based variable rate of 2.98%) due 2016		65	64		—	—

Total senior secured credit facilities (with weighted-average interest rate)	4.06%	4,668	4,706	4.13%	4,656	4,619
$325 million 11.50% senior debenture loan due 2016		309	345		307	350
$215 million 11.625% senior debenture loan due 2014		208	236		204	234
$1,080 million 7.75% senior debenture loan due 2018		1,084	1,220		1,084	1,165
€50 million private placement debenture loan (EMTN) due 2012		—	—		65	64
€30 million 6.75% private placement debenture loan (EMTN) due 2012		—	—		39	39

Total debenture loans (with weighted-average interest rate)	10.32%	1,601	1,801	9.94%	1,699	1,852
Other loans		2	2		4	4

Total long-term debt	5.66%	6,271	6,509	5.68%	6,359	6,475
Capital lease and other financing obligations		110			115
Short-term debt		5			6
Bank overdrafts		11			1

Total debt and other financing arrangements		6,397			6,481
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings(1)		433			150

Non-current portion of long-term debt and capital lease and other financing obligations		$5,964			$6,331

(1)	Current portion of long-term debt includes $65 million outstanding under the senior secured revolving credit facility due 2016.

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

In February 2012, the Company’s €30 million 6.75% EMTN matured and was repaid and in April 2012, the Company’s €50 million variable rate EMTN matured and was repaid.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For October 1, 2012 to December 31, 2012	$87
2013	342
2014	342
2015	149
2016	3,034
2017	1,233
Thereafter	1,084

$6,271

Amendment to Senior Secured Credit Facility

In February 2012, the Senior Secured Credit Agreement was amended and restated to provide for a new five-year amortizing term loan facility in an aggregate principal amount of $1,222 million, the proceeds from which were used to repay a corresponding amount of the existing senior secured term loans due 2013. The Company accounted for this as a new term loan due 2017 and an extinguishment of the amounts repaid under the existing term loan due 2013 and recorded a charge of $6 million associated with the combined elements of this transaction as a component of other (expense)/income, net in the condensed consolidated financial statements.

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

Subsequent Event

In October 2012, the Company issued $800 million in aggregate principal amount of 4.50% Senior Notes due 2020 at par with cash proceeds of approximately $788 million, net of fees and expenses. Further, in October 2012, the Company redeemed and subsequently retired all of its 11.50% Senior Notes due 2016 and prepaid its 8.50% Senior Secured Term Loan due 2017. The redemption and prepayment transactions will result in a pre-tax charge of approximately $115 million in the fourth quarter of 2012.

8. Income Taxes

The effective tax rates for the three months ended September 30, 2012 and 2011 were 38% and 28%, respectively. The tax rates for the three months ended September 30, 2012 and 2011 were higher than the statutory rate as the favorable impact of certain financing activities was more than offset by tax rate and other differences in jurisdictions where the Company files tax returns.

The effective tax rates for the nine months ended September 30, 2012 and 2011 were 32% and 121% (benefit), respectively. The tax rate for the nine months ended September 30, 2012 was higher than the statutory expense rate as the favorable impact of certain financing activities was more than offset by tax rate and other differences in jurisdictions where the Company files tax returns. The tax rate benefit for the nine months ended September 30, 2011 was higher than the statutory rate benefit would have been primarily due to the favorable impact of certain financing activities and the tax rate differences in other jurisdictions where the Company files tax returns.

Liabilities for unrecognized income tax benefits totaled $90 million and $96 million as of September 30, 2012 and December 31, 2011, respectively. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

10. Related Party Transactions

On July 26, 2012, Iain Leigh resigned from the Boards of Directors of The Nielsen Company B.V. and Nielsen Holdings N.V.. Vivek Y. Ranadivé was elected as a member of the unitary Board of Directors to serve until the next Annual Meeting of Shareholders. Mr. Ranadivé, age 54, has been the Chief Executive Officer and Chairman of the Board of Directors of TIBCO Software Inc. (“TIBCO”) since its inception in 1997, and beneficially owned approximately 9% of TIBCO’s stock as of March 1, 2012. The Company has an ongoing contractual relationship with TIBCO. During 2011, the Company paid approximately $10 million to TIBCO for certain software licenses and related support, maintenance and training. In connection with his appointment, the Board of Directors of the Company affirmatively determined that Mr. Ranadivé is independent for purposes of the New York Stock Exchange listing rules and the Company’s Corporate Governance Guidelines

11. Segments

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended September 30, 2012
Revenues	$852	$504	$67	$—	$1,423
Depreciation and amortization	$52	$70	$7	$1	$130
Restructuring charges	$2	$2	$(1)	$—	$3
Stock-based compensation	$3	$2	$—	$5	$10
Operating income/(loss)	$118	$138	$35	$(10)	$281
Total assets as of September 30, 2012	$6,864	$6,629	$770	$226	$14,489

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended September 30, 2011
Revenues	$864	$485	$64	$—	$1,413
Depreciation and amortization	$50	$67	$7	$1	$125

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Restructuring charges	$6	$3	$—	$—	$9
Stock-based compensation	$2	$2	$—	$4	$8
Operating income/(loss)	$119	$123	$30	$(7)	$265
Total assets as of December 31, 2011	$6,782	$6,560	$794	$336	$14,472

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Nine months Ended September 30, 2012
Revenues	$2,500	$1,482	$166	$—	$4,148
Depreciation and amortization	$154	$210	$19	$5	$388
Restructuring charges	$41	$14	$(1)	$2	$56
Stock-based compensation	$7	$5	$—	$12	$24
Operating income/(loss)	$263	$380	$73	$(43)	$673

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Nine months Ended September 30, 2011
Revenues	$2,513	$1,440	$158	$—	$4,111
Depreciation and amortization	$148	$222	$21	$5	$396
Restructuring charges	$40	$11	$1	$3	$55
Stock-based compensation	$5	$4	$—	$9	$18
Operating income/(loss)	$283	$334	$61	$(143)	$535

12. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the condensed consolidating balance sheet as of September 30, 2012 and December 31, 2011 and condensed consolidating statements of comprehensive income and cash flows for three and nine months ended September 30, 2012 and 2011. The Senior Notes and the Senior Subordinated Discount Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., Nielsen Business Media Holding Company, TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly-owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen Business Media Holding Company, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are the Company and the subsidiary issuers (Nielsen Finance LLC and Nielsen Finance Co.), both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors of the debt issued by Nielsen.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the Three Months Ended September 30, 2012

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$728	$695	$—	$1,423

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	257	308	—	565
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	218	226	—	444
Depreciation and amortization	—	—	98	32	—	130
Restructuring charges	—	—	1	2	—	3

Operating income	—	—	154	127	—	281

Interest income	—	143	14	7	(163)	1
Interest expense	—	(95)	(153)	(15)	163	(100)
Foreign currency exchange transaction gains, net	—	—	—	1	—	1
Other income/(expense), net	—	—	30	(31)	—	(1)

Income from continuing operations before income taxes and equity in net income of subsidiaries and net (loss)/income of affiliates	—	48	45	89	—	182
Provision for income taxes	—	(15)	(20)	(34)	—	(69)
Equity in net income of subsidiaries	111	—	88	—	(199)	—
Equity in net (loss)/income of affiliates	—	—	(2)	1	—	(1)

Net income	111	33	111	56	(199)	112
Net income attributable to noncontrolling interests	—	—	—	1	—	1

Net income attributable to controlling interests	111	33	111	55	(199)	111
Total other comprehensive income/(loss)	65	(4)	57	72	(125)	65

Total comprehensive income attributable to controlling interests	176	29	168	127	(324)	176
Comprehensive income attributable to noncontrolling interests	—	—	—	1	—	1

Total comprehensive income	$176	$29	$168	$128	$(324)	$177

The Nielsen Company B.V.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the Three Months Ended September 30, 2011

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$687	$726	$—	$1,413

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	235	319	—	554
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	214	246	—	460
Depreciation and amortization	—	—	96	29	—	125
Restructuring charges	—	—	2	7	—	9

Operating income	—	—	140	125	—	265

Interest income	2	138	6	8	(152)	2
Interest expense	(2)	(101)	(150)	(7)	152	(108)
Foreign currency exchange transaction (losses)/gains, net	—	—	(10)	6	—	(4)
Other income/(expense), net	2	(1)	29	(30)	—	—

Income from continuing operations before income taxes and equity in net income of subsidiaries and net loss of affiliates	2	36	15	102	—	155
Provision for income taxes	(1)	(13)	—	(30)	—	(44)
Equity in net income of subsidiaries	107	—	94	—	(201)	—
Equity in net loss of affiliates	—	—	(2)	—	—	(2)

Net income	108	23	107	72	(201)	109
Net income attributable to noncontrolling interest	—	—	—	1	—	1

Net income attributable to controlling interest	108	23	107	71	(201)	108
Total other comprehensive (loss)/income attributable to controlling interests	(218)	24	(196)	(352)	524	(218)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)

Total other comprehensive (loss)/income	(218)	24	(196)	(353)	524	(219)

Total comprehensive (loss)/income	$(110)	$47	$(89)	$(281)	$323	$(110)

The Nielsen Company B.V.

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the Nine Months Ended September 30, 2012

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,107	$2,041	$—	$4,148

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	764	930	—	1,694
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	650	687	—	1,337
Depreciation and amortization	—	—	297	91	—	388
Restructuring charges	—	—	15	41	—	56

Operating income	—	—	381	292	—	673

Interest income	2	420	46	22	(487)	3
Interest expense	(1)	(284)	(455)	(48)	487	(301)
Foreign currency exchange transaction losses, net	—	—	(1)	(11)	—	(12)
Other (expense)/income, net	—	(6)	143	(134)	—	3

Income from continuing operations before income taxes and equity in net income of subsidiaries and net (loss)/income of affiliates	1	130	114	121	—	366
Provision for income taxes	—	(38)	(36)	(43)	—	(117)
Equity in net income of subsidiaries	249	—	172	—	(421)	—
Equity in net (loss)/income of affiliates	—	—	(1)	2	—	1

Net income	250	92	249	80	(421)	250

Total other comprehensive income	64	—	62	40	(102)	64

Total comprehensive income	$314	$92	$311	$120	$(523)	$314

The Nielsen Company B.V.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the Nine Months Ended September 30, 2011

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,001	$2,110	$—	$4,111

Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	717	956	—	1,673
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	744	708	—	1,452
Depreciation and amortization	—	—	304	92	—	396
Restructuring charges	—	—	16	39	—	55

Operating income	—	—	220	315	—	535

Interest income	6	408	18	22	(449)	5
Interest expense	(12)	(327)	(443)	(20)	449	(353)
Loss on derivative instruments	—	(1)	—	—	—	(1)
Foreign currency exchange transaction losses, net	—	—	(3)	(4)	—	(7)
Other (expense)/income, net	(50)	(182)	114	(103)	—	(221)

(Loss)/income from continuing operations before income taxes and equity in net income of subsidiaries and net (loss)/income of affiliates	(56)	(102)	(94)	210	—	(42)
Benefit/(provision) for income taxes	14	40	57	(60)	—	51
Equity in net income of subsidiaries	47	—	87	—	(134)	—
Equity in net (loss)/income of affiliates	—	—	(2)	1	—	(1)

Income/(loss) from continuing operations	5	(62)	48	151	(134)	8
Loss from discontinued operations, net of tax	—	—	(1)	—	—	(1)

Net income/(loss)	5	(62)	47	151	(134)	7
Net income attributable to noncontrolling interests	—	—	—	2	—	2

Net income/(loss) attributable to controlling interests	$5	(62)	47	149	(134)	5
Total other comprehensive loss attributable to controlling interests	(162)	(8)	(151)	(118)	277	(162)

Total comprehensive (loss)/income attributable to controlling interests	(157)	(70)	(104)	31	143	(157)
Comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2

Total comprehensive (loss)/income	$(157)	(70)	(104)	33	143	(155)

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet (Unaudited)

September 30, 2012

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$—	$—	$33	$289	$—	$322
Trade and other receivables, net	—	—	382	697	—	1,079
Prepaid expenses and other current assets	—	16	138	122	—	276
Intercompany receivables	1	139	209	149	(498)	—

Total current assets	1	155	762	1,257	(498)	1,677

Non-current assets
Property, plant and equipment, net	—	—	311	244	—	555
Goodwill	—	—	5,047	2,229	—	7,276
Other intangible assets, net	—	—	4,087	469	—	4,556
Deferred tax assets	11	—	9	93	—	113
Other non-current assets	—	51	168	93	—	312
Equity investment in subsidiaries	5,201	—	4,972	—	(10,173)	—
Intercompany loans	43	7,401	552	1,291	(9,287)	—

Total assets	$5,256	$7,607	$15,908	$5,676	$(19,958)	$14,489

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$72	$306	$540	$—	$918
Deferred revenues	—	—	206	164	—	370
Income tax liabilities	—	36	34	23	—	93
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	339	82	12	—	433
Intercompany payables	—	34	303	161	(498)	—

Total current liabilities	—	481	931	900	(498)	1,814

Non-current liabilities
Long-term debt and capital lease obligations	—	5,865	83	16	—	5,964
Deferred tax liabilities	—	80	729	127	—	936
Intercompany loans	—	—	8,741	546	(9,287)	—
Other non-current liabilities	2	22	223	269	—	516

Total liabilities	2	6,448	10,707	1,858	(9,785)	9,230

Total stockholders’ equity	5,254	1,159	5,201	3,813	(10,173)	5,254
Noncontrolling interests	—	—	—	5	—	5

Total equity	5,254	1,159	5,201	3,818	(10,173)	5,259

Total liabilities and equity	$5,256	$7,607	$15,908	$5,676	$(19,958)	$14,489

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet

December 31, 2011

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$—	$—	$33	$285	$—	$318
Trade and other receivables, net	—	—	369	711	—	1,080
Prepaid expenses and other current assets	—	15	134	110	—	259
Intercompany receivables	300	123	224	326	(973)	—

Total current assets	300	138	760	1,432	(973)	1,657
Non-current assets
Property, plant and equipment, net	—	—	367	242	—	609
Goodwill	—	—	4,989	2,166	—	7,155
Other intangible assets, net	—	—	4,121	440	—	4,561
Deferred tax assets	1	—	67	108	—	176
Other non-current assets	—	53	162	99	—	314
Equity investment in subsidiaries	4,574	—	4,630	—	(9,204)	—
Intercompany loans	149	7,322	908	1,449	(9,828)	—

Total assets	$5,024	$7,513	$16,004	$5,936	$(20,005)	$14,472

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$31	$55	$388	$576	$—	$1,050
Deferred revenues	—	—	247	196	—	443
Income tax liabilities	—	—	7	44	—	51
Current portion of long-term debt, capital lease obligations and short-term borrowings	104	28	16	2	—	150
Intercompany payables	—	47	729	197	(973)	—

Total current liabilities	135	130	1,387	1,015	(973)	1,694
Non-current liabilities
Long-term debt and capital lease obligations	—	6,223	92	16	—	6,331
Deferred tax liabilities	—	80	782	134	—	996
Intercompany loans	—	—	8,926	902	(9,828)	—
Other non-current liabilities	2	14	243	297	—	556

Total liabilities	137	6,447	11,430	2,364	(10,801)	9,577

Total stockholders’ equity	4,887	1,066	4,574	3,564	(9,204)	4,887
Noncontrolling interests	—	—	—	8	—	8

Total equity	4,887	1,066	4,574	3,572	(9,204)	4,895

Total liabilities and equity	$5,024	$7,513	$16,004	$5,936	$(20,005)	$14,472

The Nielsen Company B.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2012

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by operating activities	$1	$160	$153	$145	$459

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(131)	(5)	(136)
Proceeds from sale of subsidiaries and affiliates, net	—	—	(1)	—	(1)
Additions to property, plant and equipment and other assets	—	—	(31)	(41)	(72)
Additions to intangible assets	—	—	(137)	(16)	(153)
Other investing activities	—	—	—	—	—

Net cash used in investing activities	—	—	(300)	(62)	(362)

Financing activities:
Net borrowings under revolving credit facility	—	—	65	—	65
Proceeds from the issuance of debt, net of issuance costs	—	1,209	—	—	1,209
Repayments of debt	(106)	(1,273)	(2)	—	(1,381)
Increase in other short-term borrowings	—	—	—	10	10
Capital contributions from parent	11	—	—	—	11
Settlement of intercompany and other financing activities	94	(96)	84	(93)	(11)

Net cash (used in)/provided by financing activities	(1)	(160)	147	(83)	(97)

Effect of exchange-rate changes on cash and cash equivalents	—	—	—	4	4

Net increase in cash and cash equivalents	—	—	—	4	4
Cash and cash equivalents at beginning of period	—	—	33	285	318

Cash and cash equivalents at end of period	$—	$—	$33	$289	$322

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2011

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by operating activities	$1	$93	$20	$232	$346

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(101)	(13)	(114)
Proceeds from sale of subsidiaries and affiliates, net	—	—	3	—	3
Additions to property, plant and equipment and other assets	—	—	(41)	(43)	(84)
Additions to intangible assets	—	—	(117)	(12)	(129)
Other investing activities	—	—	(4)	2	(2)

Net cash used in investing activities	—	—	(260)	(66)	(326)

Financing activities:
Repayments of debt	(453)	(1,434)	(3)	—	(1,890)
(Decrease)/increase in other short-term borrowings	—	—	(3)	1	(2)
Capital contributions from parent	2,076	—	—	—	2,076
Settlement of derivatives intercompany and other financing activities	(1,629)	1,341	233	(163)	(218)

Net cash (used in)/provided by financing activities	(6)	(93)	227	(162)	(34)

Effect of exchange-rate changes on cash and cash equivalents	4	—	1	(8)	(3)

Net decrease in cash and cash equivalents	(1)	—	(12)	(4)	(17)
Cash and cash equivalents at beginning of period	1	—	65	352	418

Cash and cash equivalents at end of period	$—	$—	$53	$348	$401

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our restructuring and other productivity initiatives have been focused on a combination of improving operating leverage through targeted cost-reduction programs, business process improvements and portfolio restructuring actions, while at the same time investing in key programs to enhance future growth opportunities.

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

Business Segment Overview

Our Buy and Watch segments, which together generate substantially all of our revenues, are built on a foundation of proprietary data assets that are designed to yield essential information and insights for our clients to successfully measure, analyze and grow their businesses.

Our Buy segment provides Information services, which include our core tracking and scan data (primarily transactional measurement data and consumer behavior information), and Insights services (primarily comprised of our analytical solutions) to businesses in the consumer packaged goods industry. Our services also enable our clients to better manage their brands, uncover new sources of demand, launch and grow new products, analyze their sales, improve their marketing mix and establish more effective consumer relationships. Our data is used by our clients to measure their market share, tracking billions of sales transactions per month in retail outlets around the world. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. Within our Buy segment, we have two primary geographic groups, developed and developing markets. Developed markets primarily include the United States, Canada, Western Europe, Japan and Australia while developing markets include Latin America, Eastern Europe, Russia, China, India and Southeast Asia.

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

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

For the nine months ended September 30, 2012, we paid cash consideration of $136 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2012, the impact on our consolidated results of operations would not have been material.

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

	Nine months Ended September 30, 2012	Nine months Ended September 30, 2011
U.S. Dollar	53%	50%
Euro	12%	14%
Other Currencies	35%	36%

Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.28 to €1.00 and $1.41 to €1.00 for the nine months ended September 30, 2012 and 2011, respectively. Typically, a one cent change in the U.S. Dollar/Euro exchange rate will impact revenues by approximately $7 million annually, with an immaterial impact on our profitability. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

Results of Operations—Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(IN MILLIONS)	2012	2011
Revenues	$1,423	$1,413

Cost of revenues, exclusive of depreciation and amortization shown separately below	565	554
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	444	460
Depreciation and amortization	130	125
Restructuring charges	3	9

Operating income	281	265

Interest income	1	2
Interest expense	(100)	(108)
Foreign currency exchange transaction gains/(losses), net	1	(4)
Other expense, net	(1)	—

Income from continuing operations before income taxes and equity in net loss of affiliates	182	155
Provision for income taxes	(69)	(44)
Equity in net loss of affiliates	(1)	(2)

Net income	$112	$109

Consolidated Results for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenues

Revenues increased 0.7% to $1,423 million for the three months ended September 30, 2012 from $1,413 million for the three months ended September 30, 2011, or an increase of 4.6% on a constant currency basis, excluding a 3.9% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment decreased 1.4% (an increase of 4.2% on a constant currency basis). Revenues within our Watch segment increased 3.9% (5.2% on a constant currency basis). Revenues within our Expositions segment increased 4.7%.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 2.0% to $565 million for the three months ended September 30, 2012 from $554 million for the three months ended September 30, 2011, or an increase of 6.0% on a constant currency basis, excluding a 4.0% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 3.7% (an increase of 9.3% on a constant currency basis) as the investments in the continued global expansion of our services and increases in retail measurement costs were partially offset by the favorable impact of changes in foreign currency exchange rates. Costs within our Watch segment decreased 1.6% (flat on a constant currency basis).

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 3.5% to $444 million for the three months ended September 30, 2012 from $460 million for the three months ended September 30, 2011, or an increase of 1.1% on a constant currency basis, excluding a 4.6% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment decreased 6.5% (a decrease of 1.3% on a constant currency basis) due primarily to the favorable impact of changes in foreign currency exchange rates. Costs within our Watch segment increased 3.8% (5.8% on a constant currency basis) due primarily to increased continued investments in the development of our services. Costs within our Expositions segment and Corporate costs were flat.

Depreciation and Amortization

Depreciation and amortization expense was $130 million for the three months ended September 30, 2012 as compared to $125 million for the three months ended September 30, 2011. The increase resulted from depreciation and amortization expense associated with ongoing capital expenditures. Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations remained flat at $41 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Restructuring Charges

We recorded $3 million and $9 million in restructuring charges primarily relating to employee severance associated with productivity initiatives during the three months ended September 30, 2012 and 2011, respectively.

Operating Income

Operating income for the three months ended September 30, 2012 was $281 million as compared to $265 million for the three months ended September 30, 2011. Operating income within our Buy segment was $118 million for the three months ended September 30, 2012 as compared to $119 million for the three months ended September 30, 2011. Operating income within our Watch segment was $138 million for the three months ended September 30, 2012 as compared to $123 million for the three months ended September 30, 2011. Operating income within our Expositions segment was $35 million for the three months ended September 30, 2012 as compared to $30 million for the three months ended September 30, 2011. Corporate operating expenses were $10 million for the three months ended September 30, 2012 as compared to $7 million for the three months ended September 30, 2011.

Interest Expense

Interest expense was $100 million for the three months ended September 30, 2012 as compared to $108 million for the three months ended September 30, 2011. The decline was driven by lower interest costs from interest rate swaps that previously matured, partially offset by increases in interest costs associated with our senior secured term loans.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction gains/(losses), net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.25 to €1.00 for the three months ended September 30, 2012 as compared to $1.41 to €1.00 for the three months ended September 30, 2011.

We incurred a gain of $1 million for the three months ended September 30, 2012 as compared to losses of $4 million for the three months ended September 30, 2011, resulting primarily from fluctuations in certain foreign currencies associated with intercompany transactions.

Income Taxes

The effective tax rates for the three months ended September 30, 2012 and 2011 were 38% and 28%, respectively. The tax rates for both the three months ended September 30, 2012 and 2011 were higher than the statutory rate as the favorable impact of certain financing activities was more than offset by tax rate and other differences in other jurisdictions where we file tax returns.

Liabilities for unrecognized income tax benefits totaled $90 million and $96 million as of September 30, 2012 and December 31, 2011, respectively. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Business Segment Results for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenues

The table below sets forth our segment revenue performance data for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended September 30, 2012 Reported	Three Months Ended September 30, 2011 Reported	% Variance 2012 vs. 2011 Reported	Three Months Ended September 30, 2011 Constant Currency	% Variance 2012 vs. 2011 Constant Currency
Revenues by segment
Buy	$852	$864	(1.4)%	$818	4.2%
Watch	504	485	3.9%	479	5.2%
Expositions	67	64	4.7%	64	4.7%

Total	$1,423	$1,413	(0.7)%	$1,361	4.6%

Buy Segment Revenues

Revenues decreased 1.4% to $852 million for the three months ended September 30, 2012 from $864 million for the three months ended September 30, 2011, or an increase of 4.2% on a constant currency basis. The decrease was primarily driven by a 5.6% unfavorable impact of changes in foreign currency exchange rates. Revenues from Developed markets were flat (an increase of 4.2% on a constant currency basis) as increases in spending on Information services by existing clients were partially offset by the unfavorable impact of changes in foreign currency exchange rates and decreases in Insights services in North America and Western Europe. Revenues from Developing markets declined 4.1% (an increase of 4.1% on a constant currency basis) as the unfavorable impact of changes in foreign currency exchange rates more than offset increases driven by our clients continuing to expand geographically.

Revenues from Information services increased 2.7% to $658 million for the three months ended September 30, 2012 from $641 million for the three months ended September 30, 2011, or an increase of 8.8% on a constant currency basis. Revenues from Developed markets increased 5.2% (an increase of 10.0% on a constant currency basis). This performance was driven by increased client investment in retail measurement, including the impact of additional coverage in the U.S. market, partially offset by the unfavorable impact of changes in foreign currency exchange rates. Revenues from Developing markets decreased 2.3% (an increase of 6.1% on a constant currency basis) as the unfavorable impact of changes in foreign currency exchange rates more than offset growth resulting from the continued expansion of both our retail measurement and consumer panel services to both new and existing clients and new markets.

Revenues from Insights services decreased 13.0% to $194 million for the three months ended September 30, 2012 from $223 million for the three months ended September 30, 2011, or 8.9% on a constant currency basis driven by declines in discretionary customer spending in Western Europe, North America and Developing markets, as well as the unfavorable impact of changes in foreign currency exchange rates.

Watch Segment Revenues

Revenues increased 3.9% to $504 million for the three months ended September 30, 2012 from $485 million for the three months ended September 30, 2011, or 5.2% on a constant currency basis, as 5.1% growth in Television measurement (6.2% on a constant currency basis) was partially offset by the unfavorable impact of changes in foreign currency exchange rates. Television measurement growth was driven by increases in measurement services spending from both new and existing clients, as well as increased client investment in insights and analytics.

Expositions Segment Revenues

Revenues increased 4.7% to $67 million for the three months ended September 30, 2012 from $64 million for the three months ended September 30, 2011. These increases predominately relate to growth driven by certain sectors of existing shows.

Business Segment Operating Income

We do not allocate items below operating income/(loss) to our business segments and therefore the table below sets forth a summary of operating income/(loss) at the business segment level for the three months ended September 30, 2012 and 2011.

(IN MILLIONS)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Variance 2012 vs. 2011
Operating income/(loss) by segment
Buy	$118	$119	$(1)
Watch	138	123	15
Expositions	35	30	5
Corporate and Eliminations	(10)	(7)	(3)

Total	$281	$265	$16

Buy Segment Profitability

Operating income was $118 million for the three months ended September 30, 2012 as compared to $119 million for the three months ended September 30, 2011, as the unfavorable impact of changes in foreign currency exchange rates and increases in retail measurement costs more than offset the net constant currency revenue performance increases discussed above and lower restructuring charges.

Watch Segment Profitability

Operating income was $138 million for the three months ended September 30, 2012 as compared to $123 million for the three months ended September 30, 2011. The increase was driven by the revenue performance discussed above and the impact of productivity initiatives.

Expositions Segment Profitability

Operating income was $35 million for the three months ended September 30, 2012 as compared to $30 million for the three months ended September 30, 2011 driven primarily by the revenue performance above and the impact of productivity initiatives.

Corporate Expenses and Eliminations

Operating expenses were $10 million for the three months ended September 30, 2012 as compared to $7 million for the three months ended September 30, 2011 due primarily to higher stock-based compensation expense.

Results of Operations—Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
(IN MILLIONS)	2012	2011
Revenues	$4,148	$4,111

Cost of revenues, exclusive of depreciation and amortization shown separately below	1,694	1,673
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,337	1,452
Depreciation and amortization	388	396
Restructuring charges	56	55

Operating income	673	535

Interest income	3	5
Interest expense	(301)	(353)
Loss on derivative instruments	—	(1)
Foreign currency exchange transaction losses, net	(12)	(7)
Other income/(expense), net	3	(221)

Income/(loss) from continuing operations before income taxes and equity in net income of affiliates	366	(42)
(Provision)/benefit for income taxes	(117)	51
Equity in net income/(loss) of affiliates	1	(1)

Income from continuing operations	250	8
Loss from discontinued operations, net of tax	—	(1)

Net income	$250	$7

Consolidated Results for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues

Revenues increased 0.9% to $4,148 million for the nine months ended September 30, 2012 from $4,111 million for the nine months ended September 30, 2011, or 4.1% on a constant currency basis, which excludes a 3.2% unfavorable impact of changes in foreign currency exchange rates. Revenues within our Buy segment were relatively flat during the period (4.0% increase on a constant currency basis), while revenues within our Watch segment increased 2.9% (4.1% on a constant currency basis) and revenues within our Expositions segment increased 5.1%.

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 1.3% to $1,694 million for the nine months ended September 30, 2012 from $1,673 million for the nine months ended September 30, 2011, or 4.8% on a constant currency basis, excluding a 3.5% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 1.7% (6.8% on a constant currency basis) due primarily to investments in the continued global expansion of our services and higher retail measurement costs, substantially offset by favorable impact of changes in foreign currency exchange rates. Costs within our Watch segment were relatively flat as the impact of productivity initiatives offset increases in spending on product portfolio management initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses decreased 7.9% to $1,337 million for the nine months ended September 30, 2012 from $1,452 million for the nine months ended September 30, 2011, or 5.3% on a constant currency basis, excluding a 2.6% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment decreased 1.8% (an increase of 1.8% on a constant currency basis) due primarily to the impact of productivity initiatives and the favorable impact of changes in foreign currency exchange rates, which more than offset increases in client service costs and other investments associated with the global expansion of our services. Costs within our Watch segment increased 2.9% (4.6% on a constant currency basis) due primarily to increased investment in product development initiatives. Corporate costs decreased by approximately $104 million primarily as a result of a $102 million charge for the termination and settlement of the Sponsor Advisory Agreements occurring only in 2011.

Depreciation and Amortization

Depreciation and amortization expense was $388 million for the nine months ended September 30, 2012 as compared to $396 million for the nine months ended September 30, 2011. Depreciation and amortization expense associated with tangible and intangible assets acquired in business combinations decreased to $123 million for the nine months ended September 30, 2012 from $140 million for the nine months ended September 30, 2011 resulting from lower amortization on purchase price adjustments for certain assets that became fully amortized. This decline was primarily offset by increases in depreciation and amortization expense associated with higher capital expenditures.

Restructuring Charges

We recorded $56 million and $55 million in restructuring charges primarily relating to employee severance associated with productivity initiatives during the nine months ended September 30, 2012 and 2011, respectively.

Operating Income

Operating income for the nine months ended September 30, 2012 was $673 million as compared to operating income of $535 million for the nine months ended September 30, 2011. Operating income within our Buy segment was $263 million for the nine months ended September 30, 2012 as compared to $283 million for the nine months ended September 30, 2011. Operating income within our Watch segment was $380 million for the nine months ended September 30, 2012 as compared to $334 million for the nine months ended September 30, 2011. Operating income within our Expositions segment was $73 million for the nine months ended September 30, 2012 as compared to $61 million for the nine months ended September 30, 2011. Corporate operating expenses were $43 million for the nine months ended September 30, 2012 as compared to $143 million for the nine months ended September 30, 2011.

Interest Expense

Interest expense was $301 million for the nine months ended September 30, 2012 compared to $353 million for the nine months ended September 30, 2011. The decline related to the impact of debt retirements from our initial public offering of common stock in 2011, partially offset by increases in interest costs associated with our senior secured term loans.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables. Fluctuations in the value of foreign currencies relative to the U.S. Dollar, particularly the Euro, have a significant effect on our operating results. The average U.S. Dollar to Euro exchange rate was $1.28 to €1.00 for the nine months ended September 30, 2012 as compared to $1.41 to €1.00 for the nine months ended September 30, 2011.

We incurred $12 million and $7 million in foreign currency exchange losses for the nine months ended September 30, 2012 and 2011, respectively. The loss in 2012 resulted primarily from fluctuations in certain currencies associated with a portion of our intercompany loan portfolio. The loss in 2011 resulted primarily from fluctuations in certain currencies associated with a portion of our intercompany loan portfolio partially offset by the fluctuation in Japanese Yen as compared to the Euro applied to a debenture loan.

Other Income/(Expense), Net

The $3 million of other income amount for the nine months ended September 30, 2012 primarily relates to a $10 million gain on the purchase of a previously nonconsolidated business, partially offset by the write-off of deferred financing costs and other costs associated with the amendment and restatement of the Senior Secured Credit Facility.

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

Income Taxes

The effective tax rates for the nine months ended September 30, 2012 and 2011 were 32% and 121% (benefit), respectively. The tax rate for the nine months ended September 30, 2012 was higher than the statutory expense rate as the favorable impact of certain financing activities was more than offset by the tax rate and other differences in other jurisdictions where we file tax returns. The tax rate benefit for the nine months ended September 30, 2011 was higher than the statutory rate benefit would have been primarily due to the favorable impact of certain financing activities and the tax rate differences in other jurisdictions where we file tax returns.

Business Segment Results for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues

The table below sets forth our segment revenue performance data for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, both on an as-reported and constant currency basis.

(IN MILLIONS)	Nine Months Ended September 30, 2012 Reported	Nine Months Ended September 30, 2011 Reported	% Variance 2012 vs. 2011 Reported	Nine Months Ended September 30, 2011 Constant Currency	% Variance 2012 vs. 2011 Constant Currency
Revenues by segment
Buy	$2,500	$2,513	(0.5)%	$2,403	4.0%
Watch	1,482	1,440	2.9%	1,424	4.1%
Expositions	166	158	5.1%	158	5.1%

Total	$4,148	$4,111	0.9%	$3,985	4.1%

Buy Segment Revenues

Revenues decreased 0.5% to $2,500 million for the nine months ended September 30, 2012 from $2,513 million for the nine months ended September 30, 2011, or an increase of 4.0% on a constant currency basis. Revenues from Developing markets were flat for the period (an increase of 7.3% on a constant currency basis) and revenues from Developed markets decreased 0.7% (an increase of 2.5% on a constant currency basis).

Revenues from Information services increased 0.8% to $1,909 million for the nine months ended September 30, 2012 from $1,893 million for the nine months ended September 30, 2011, or 5.8% on a constant currency basis. Revenues from Developed markets increased 1.2% (an increase of 4.8% on a constant currency basis) as growth in retail measurement services in North America and Western Europe was offset in part by the unfavorable impact of changes in foreign currency exchange rates. Revenues from Developing markets were flat during the period (an increase of 7.8% on a constant currency basis) as growth driven by the continued expansion of both our retail measurement and consumer panel services to both new and existing clients and new markets was offset by the unfavorable impact of changes in foreign currency exchange rates.

Revenues from Insights services decreased 4.7% to $591 million for the nine months ended September 30, 2012 from $620 million for the nine months ended September 30, 2011, or 1.2% on a constant currency basis, as the unfavorable impact of changes in foreign currency exchange rates and decreases in client spending in Western Europe more than offset growth in North America and Developing markets.

Watch Segment Revenues

Revenues increased 2.9% to $1,482 million for the nine months ended September 30, 2012 from $1,440 million for the nine months ended September 30, 2011, or 4.1% on a constant currency basis. Television measurement grew 4.3% (5.2% on a constant currency basis) primarily driven by increases in spending from both new and existing clients.

Expositions Segment Revenues

Revenues increased 5.1% to $166 million for the nine months ended September 30, 2012 from $158 million for the nine months ended September 30, 2011. These increases predominately relate to growth driven by certain sectors of existing shows.

Business Segment Operating Income

We do not allocate items below operating income/(loss) to our business segments and therefore the table below sets forth a summary of operating income/(loss) at the business segment level for the nine months ended September 30, 2012 and 2011.

(IN MILLIONS)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Variance 2012 vs. 2011
Operating income/(loss) by segment
Buy	$263	$283	$(20)
Watch	380	334	46
Expositions	73	61	12

(IN MILLIONS)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Variance 2012 vs. 2011
Corporate	(43)	(143)	100

Total	$673	$535	$138

Buy Segment Profitability

Operating income was $263 million for the nine months ended September 30, 2012 as compared to $283 million for the nine months ended September 30, 2011, as the unfavorable impact of changes in foreign currency exchange rates more than offset the net constant currency increase primarily driven by the revenue performance mentioned above. The revenue performance was further offset by investments in Developing markets expansion, increases in retail measurement costs and higher restructuring charges.

Watch Segment Profitability

Operating income was $380 million for the nine months ended September 30, 2012 as compared to $334 million for the nine months ended September 30, 2011. The increase was primarily driven by the revenue performance discussed above and decreased depreciation and amortization expense offset in part by higher restructuring charges, increased investment in cross-platform measurement initiatives and the unfavorable impact of changes in foreign currency exchange rates.

Expositions Segment Profitability

Operating income was $73 million for the nine months ended September 30, 2012 as compared to $61 million for the nine months ended September 30, 2011 driven primarily by the revenue performance discussed above as well as lower restructuring charges.

Corporate Expenses and Eliminations

Operating expenses were $43 million for the nine months ended September 30, 2012 as compared to $143 million for the nine months ended September 30, 2011 due primarily to the $102 million charge for the termination and settlement of the Sponsor Advisory Agreements in 2011.

Liquidity and Capital Resources

Overview

Our contractual obligations, commitments and debt service requirements over the next several years are significant. We expect that our primary source of liquidity will continue to be cash generated from operations as well as existing cash. Of the $322 million of cash and cash equivalents at September 30, 2012, approximately $281 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations and fund domestic operations.

At September 30, 2012, our total indebtedness was $6,397 million. We had $65 million in outstanding borrowings and $12 million of outstanding letters of credit under our senior secured revolving credit facility, leaving $558 million available for future borrowing. We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our senior secured debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations, and capital spending over the next year. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise.

Financing Transactions

In February 2012, the Senior Secured Credit Agreement was amended and restated to provide for a new five-year amortizing term loan facility in an aggregate principal amount of $1,222 million, the proceeds from which were used to repay a corresponding amount of the existing senior secured term loans due 2013. We accounted for this as a new term loan due 2017 and an extinguishment of the amounts repaid under the existing term loan due 2013 and recorded a charge of $6 million associated with the combined elements of this transaction as a component of other (expense)/income, net in our condensed consolidated financial statements.

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

Subsequent Event

In October 2012, we issued $800 million in aggregate principal amount of 4.50% Senior Notes due 2020 at par with cash proceeds of approximately $788 million, net of fees and expenses. Further, in October 2012, we redeemed and subsequently retired all of our 11.50% Senior Notes due 2016 and prepaid our 8.50% Senior Secured Term Loan due 2017. The redemption and prepayment transactions will result in a pre-tax charge of approximately $115 million in the fourth quarter of 2012.

Cash Flows

Operating activities. Net cash provided by operating activities was $459 million for the nine months ended September 30, 2012, as compared to $346 million for the nine months ended September 30, 2011. Net cash provided by operating activities for the nine months ended September 30, 2011 included the $102 million payment for the termination and settlement of the Sponsor Advisory Agreements. Excluding this payment, cash flows from operating activities increased $11 million as compared to the prior period. This increase was driven by favorable client billing performance, the business performance described above and lower interest payments, substantially offset by the timing of vendor and employee payroll payments and accounts receivable collection performance. Our key collections performance measure, days billing outstanding (DBO), was 50 days at September 30, 2012 compared to 49 days at September 30, 2011.

Investing activities. Net cash used in investing activities was $362 million for the nine months ended September 30, 2012, as compared to $326 million for the nine months ended September 30, 2011. The primary driver for the increased usage of cash from investing activities was the increase in acquisition payments and capital expenditures.

Capital expenditures for property, plant, equipment, software and other assets totaled $225 million for the nine months ended September 30, 2012 as compared to $213 million for the nine months ended September 30, 2011.

Financing activities. Net cash used in financing activities was $97 million for the nine months ended September 30, 2012 as compared to $34 million for the nine months ended September 30, 2011. The decrease in cash flow was driven by the results of the 2012 transactions described under the “Financing Transactions” section above.

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

The interest coverage ratio requires that we not permit the ratio of Covenant EBITDA at the end of any calendar quarter to Consolidated Interest Expense (as defined in the Senior Secured Credit Agreement) for the four quarters then ended to be less than a specified threshold. Currently, the minimum permitted ratio is 1.60 to 1.0, with such minimum ratio declining to 1.50 to 1.0 for periods after October 1, 2012.

Failure to comply with either of these covenants would result in an event of default under our Senior Secured Credit Agreement unless waived by our senior credit lenders. An event of default under our Senior Secured Credit Agreement can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Senior Secured Credit Agreement and these covenants are material to us. As of September 30, 2012, we were in full compliance with the covenants described above.

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

Testing Goodwill and Indefinite-Lived Intangible Assets for Impairment

In September 2011 and July 2012, the FASB issued accounting updates that amends ASC 350—“Goodwill and Other Intangible Assets”, which were intended to simplify impairment testing for goodwill and indefinite-lived intangible assets by adding a qualitative review step to assess whether the previously required quantitative impairment analysis is necessary. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the prescribed two-step impairment test. Otherwise, the two-step impairment test is not required. We will apply the updated guidance to our October 1, 2012 annual impairment test and have considered the results of our 2011 impairment test in forming the basis for our assumptions upon adoption of this update. The adoption of this update will not have a significant impact on our condensed consolidated financial statements.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

The Nielsen Company B.V. (Registrant)

Date: October 22, 2012	/s/ Jeffrey R. Charlton
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

Exhibit Number	Description of Exhibits

4.1	Indenture, dated as of October 2, 2012, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as Trustee (incorporated herein by reference to Exhibit [4.1(a)] [4.1(b)] to the Form 8-K of Nielsen Holdings N.V. filed on October 4, 2012) (File No. 001-35042).

4.2	Registration Rights Agreement, dated as of October 2, 2012, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein), J.P. Morgan Securities LLC, Goldman, Sachs & Co., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. LLC, HSBC Securities (USA) Inc., RBC Capital Markets, LLC and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit [4.1(a)] [4.1(b)] to the Form 8-K of Nielsen Holdings N.V. filed on October 4, 2012) (File No. 001-35042).

10.1	Form of Amendment No. 1 to the Amended and Restated Shareholders’ Agreement regarding Nielsen Holdings N.V., dated July 26, 2012, among AlpInvest, Blackstone, Carlyle, Hellman & Friedman, KKR, Thomas H. Lee Partners, Valcon Acquisition Holding (Luxembourg) S.à r.l., Nielsen Holdings N.V., Valcon Acquisition B.V. and The Nielsen Company B.V. (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012) (File No. 001-35042).

10.2	The Nielsen Company Deferred Compensation Plan, as amended and restated, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012) (File No. 001-35042).

10.3	Nielsen Holdings N.V. Directors Deferred Compensation Plan, effective September 11, 2012 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012) (File No. 001-35042).

10.4	Form of Deferred Stock Unit Grant, dated as of September 11, 2012, for non-employee directors of Nielsen Holdings N.V. (incorporated herein by reference to Exhibit 10.4 to the Form 10-Q of Nielsen Holdings N.V. filed on October 22, 2012) (File No. 001-35042).

31.1	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101	The following financial information from Nielsen Holdings N.V.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.