Form 10-Q
period 2013-03-31
Nielsen CO B.V.
filed 2013-04-25
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-142546-29

The Nielsen Company B.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-0366864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street New York, New York 10004 (646) 654-5000	Diemerhof 2 1112 XL Diemen The Netherlands +31 (0) 20 398 87 77

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 258,463,857 shares of the registrant’s Common Stock outstanding as of March 31, 2013.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The Nielsen Company B.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS)	2013	2012
Revenues	$1,376	$1,334

Cost of revenues, exclusive of depreciation and amortization shown separately below	593	564
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	451	446
Depreciation and amortization	126	129
Restructuring charges	35	37

Operating income	171	158

Interest income	1	1
Interest expense	(81)	(100)
Foreign currency exchange transaction losses, net	(12)	(10)
Other expense, net	(12)	(6)

Income from continuing operations before income taxes and equity in net loss of affiliates	67	43
Provision for income taxes	27	11
Equity in net loss of affiliates	1	2

Income from continuing operations	39	30
Loss from discontinued operations, net of tax	3	2

Net income	36	28
Net loss attributable to noncontrolling interests	1	—

Net income attributable to The Nielsen Company B.V.	$37	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS)	2013	2012
Net income	$36	$28
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments, net of tax of $11 and $1	(27)	87
Available for sale securities, net of tax	3	—
Changes in the fair value of cash flow hedges, net of tax of $(2) and $1	2	(1)
Defined benefit pension plan adjustments, net of tax of $(10) and $(1)	4	2

Total other comprehensive (loss)/income	(18)	88

Total comprehensive income	18	116
Less; comprehensive income attributable to noncontrolling interests	1	—

Total comprehensive income attributable to The Nielsen Company, B.V.	$17	$116

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	March 31, 2013 (Unaudited)	December 31, 2012
Assets:
Current assets
Cash and cash equivalents	$232	$287
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $43 and $38 as of March 31, 2013 and December 31, 2012, respectively	1,075	1,110
Prepaid expenses and other current assets	300	278

Total current assets	1,607	1,675
Non-current assets
Property, plant and equipment, net	537	560
Goodwill	7,322	7,352
Other intangible assets, net	4,519	4,555
Deferred tax assets	170	169
Other non-current assets	259	272

Total assets	$14,414	$14,583

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$848	$971
Deferred revenues	345	373
Income tax liabilities	70	56
Current portion of long-term debt, capital lease obligations and short-term borrowings	380	362

Total current liabilities	1,643	1,762
Non-current liabilities
Long-term debt and capital lease obligations	5,948	5,941
Deferred tax liabilities	996	1,006
Other non-current liabilities	580	616

Total liabilities	9,167	9,325

Commitments and contingencies (Note 9)
Equity:
Stockholders’ equity
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at March 31, 2013 and December 31, 2012	58	58
Additional paid-in capital	6,504	6,533
Accumulated deficit	(1,022)	(1,059)
Accumulated other comprehensive loss, net of income taxes	(343)	(323)

Total Nielsen stockholders’ equity	5,198	5,210
Noncontrolling interests	49	48

Total equity	5,247	5,258

Total liabilities and equity	$14,414	$14,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS)	2013	2012
Operating Activities
Net income	$36	$28
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock-based compensation expense	10	8
Gain on discontinued operations	(1)	—
Currency exchange rate differences on financial transactions and other losses	30	16
Equity in net loss of affiliates, net of dividends received	2	5
Depreciation and amortization	128	131
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	27	51
Prepaid expenses and other current assets	(31)	(27)
Accounts payable and other current liabilities and deferred revenues	(172)	(228)
Other non-current liabilities	(3)	(1)
Interest payable	30	30
Income taxes payable	(4)	(13)

Net cash provided by operating activities	52	—

Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(11)	(16)
Additions to property, plant and equipment and other assets	(9)	(42)
Additions to intangible assets	(61)	(40)
Other investing activities	(1)	—

Net cash used in investing activities	(82)	(98)

Financing Activities
Net borrowings under revolving credit facility	55	120
Proceeds from issuances of debt, net of issuance costs	1,867	1,209
Repayment of debt	(1,889)	(1,271)
Increase in other short-term borrowings	1	6
Payments made under stock plan	(4)	—
Return of capital to parent	(35)	—
Settlement of derivatives and other financing activities	(5)	(4)

Net cash (used in)/provided by financing activities	(10)	60

Effect of exchange-rate changes on cash and cash equivalents	(15)	7

Net decrease in cash and cash equivalents	(55)	(31)
Cash and cash equivalents at beginning of period	287	318

Cash and cash equivalents at end of period	$232	$287

Supplemental Cash Flow Information
Cash paid for income taxes	$(29)	$(23)
Cash paid for interest, net of amounts capitalized	$(52)	$(71)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to March 31, 2013 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure.

Devaluation of Venezuelan Currency

Nielsen has operations in both the Buy and Watch segments in Venezuela and the functional currency for these operations was the Venezuelan bolivares fuertes. Venezuela’s currency was considered hyperinflationary as of January 1, 2010 and further, in January 2010, Venezuela’s currency was devalued and a new currency exchange rate system was announced. In 2010, Nielsen evaluated the new exchange rate system and concluded that the local currency transactions will be denominated in U.S. dollars effective as of January 1, 2010 and until Venezuela’s currency is deemed to be non-hyperinflationary.

In February 2013, the Venezuelan government devalued its currency by 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended. As a result of this change Nielsen recorded a charge of $12 million during the first quarter of 2013 in the foreign currency exchange transaction losses, net line in the condensed consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

2. Summary of Recent Accounting Pronouncements

Reclassification from accumulated other comprehensive income

In February 2013, the FASB issued an accounting update “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The Company has presented the significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. This amended guidance does not have any other impact on the Company’s condensed consolidated financial statements.

Foreign Currency Matters

In March 2013, the FASB issued an accounting update, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”, to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The amendment requires an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective for Nielsen interim and annual reporting periods in 2014. The adoption of this update is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

3. Business Acquisitions

For the three months ended March 31, 2013, Nielsen paid cash consideration of $11 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2013, the impact on Nielsen’s consolidated results of operations would not have been material.

For the three months ended March 31, 2012, Nielsen paid cash consideration of $16 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2012, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Discontinued Operations

In March 2013, Nielsen completed the exit and shut down of one of its legacy online businesses and recorded a net loss of $3 million associated with this divestiture. The condensed consolidated statements of operations reflect the operating results of this business as a discontinued operation.

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2013.

(IN MILLIONS)	Buy	Watch	Expositions	Total
Balance, December 31, 2012	$3,126	$3,661	$565	$7,352
Acquisitions, divestitures and other adjustments	4	1	—	5
Effect of foreign currency translation	(34)	(1)	—	(35)

Balance, March 31, 2013	$3,096	$3,661	$565	$7,322

At March 31, 2013, $113 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—

Amortized intangibles:
Trade names and trademarks	$126	$128	$(48)	$(46)
Customer-related intangibles	2,882	2,882	(922)	(886)
Covenants-not-to-compete	36	36	(26)	(25)
Computer software	1,360	1,316	(843)	(804)
Patents and other	93	90	(60)	(57)

Total	$4,497	$4,452	$(1,899)	$(1,818)

Amortization expense associated with the above intangible assets was $81 million for the three months ended March 31, 2013 and $79 million for the three months ended March 31, 2012. These amounts included amortization expense associated with computer software of $39 million for the three months ended March 31, 2013 and 2012.

6. Changes in and Reclassification out of Accumulated Other Comprehensive Income by Component

The table below summarizes the changes in accumulated other comprehensive income, net of tax by component for the three months ended March 31, 2013.

(IN MILLIONS)	Currency Translation Adjustments	Unrealized gains/(losses) on Available- for-Sale Securities	Gains/(losses) on Cash Flow Hedges	Post Employment Benefits	Total
Balance December 31, 2012	$(13)	$—	$(13)	$(297)	$(323)

Other comprehensive (loss)/income before reclassifications	(27)	3	—	1	(23)
Amounts reclassified from accumulated other comprehensive income	—	—	2	3	5

Net current period other comprehensive (loss)/income	(27)	3	2	4	(18)
Net current period other comprehensive income attributable to noncontrolling interest	2	—	—	—	2

Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(29)	3	2	4	(20)

Balance March 31, 2013	$(42)	$3	$(11)	$(293)	$(343)

The table below summarizes the reclassification of accumulated other comprehensive income by component for the three months ended March 31, 2013.

(IN MILLIONS)
Details about Accumulated Other Comprehensive Income components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Condensed Consolidated Statement of Operations
Gains/(losses) on cash flow hedges
Interest rate contracts	$4	Interest expense
	2	Tax expense

	$2	Total, net of tax

Amortization of Post Employment
Benefits
Actuarial loss	4	(a)
	1	Tax expense

	$3	Total, net of tax

Total reclassification for the period	$5	Net of tax

(a)	This accumulated other comprehensive income component is included in the computation of net periodic pension cost.

7. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2012	$64
Charges	35
Payments	(21)
Non-cash charges and other adjustments	(3)
Effect of foreign currency translation and reclassification adjustments	(1)

Balance at March 31, 2013	$74

Nielsen recorded $35 million and $37 million in restructuring charges, primarily relating to severance and contract termination costs, for the three months ended March 31, 2013 and 2012, respectively.

Of the $74 million in remaining liabilities for restructuring actions, $59 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of March 31, 2013.

8. Fair Value Measurements

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

Financial Assets and Liabilities Measured on a Recurring Basis

The Company’s financial assets and liabilities are measured and recorded at fair value, except for equity method investments, cost method investments, and long-term debt. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

(IN MILLIONS)	March 31, 2013	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$16	$16	$—	$—
Plan assets for deferred compensation(2)	22	22	—	—
Investment in mutual funds(3)	2	2	—	—

Total	$40	$40	$—	$—

Liabilities:
Interest rate swap arrangements(4)	$18	$—	$18	$—
Deferred compensation liabilities(5)	22	22	—	—

Total	$40	$22	$18	$—

(IN MILLIONS)	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$13	$13	$—	$—
Plan assets for deferred compensation(2)	22	22	—	—
Investment in mutual funds(3)	2	2	—	—

Total	$37	$37	$—	$—

Liabilities:
Interest rate swap arrangements(4)	$22	$—	$22	$—
Deferred compensation liabilities(5)	22	22	—	—

Total	$44	$22	$22	$—

(1)	Investments in equity securities are carried at fair value, which is based on the quoted market price at period end in an active market. These investments are classified as available-for-sale with any unrealized gains or losses resulting from changes in fair value recorded, net of tax, as a component of accumulated other comprehensive income/(loss) until realized. Nielsen assesses declines in the value of individual investments to determine whether such decline is other than temporary and thus the investment is impaired by considering available evidence. For the three months ended March 31, 2013, Nielsen noted no such impairments.
(2)	Plan assets are comprised of investments in mutual funds, which are intended to fund liabilities arising from deferred compensation plans. These investments are carried at fair value, which is based on quoted market prices at period end in active markets. These investments are classified as trading securities with any gains or losses resulting from changes in fair value recorded in other expense, net in the condensed consolidated statements of operations.
(3)	Investments in mutual funds are money-market accounts held with the intention of funding certain specific retirement plans.
(4)	Derivative financial instruments include interest rate swap arrangements recorded at fair value based on externally-developed valuation models that use readily observable market parameters and the consideration of counterparty risk.
(5)	The Company offers certain employees the opportunity to participate in a deferred compensation plan. A participant’s deferrals are invested in a variety of participant directed stock and bond mutual funds and are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation.

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

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 9 “Long-term Debt and Other Financing Arrangements” for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At March 31, 2013, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

As of March 31, 2013, the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Nielsen expects to recognize approximately $12 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Condensed Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
Derivatives Designated as Hedging Instruments (IN MILLIONS)	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Interest rate swaps	$3	$15	$6	$16

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended March 31, 2013 and 2012 was as follows:

Derivatives in Cash Flow Hedging Relationships (IN MILLIONS)	Amount of Loss Recognized in OCI (Effective Portion) Three Months Ended March 31,		Location of Loss Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Three Months Ended March 31,
	2013	2012		2013	2012
Interest rate swaps	$—	$8	Interest expense	$4	$6

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

The Company did not measure any material non-financial assets or liabilities at fair value during the three months ended March 31, 2013.

9. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of March 31, 2013.

	March 31, 2013			December 31, 2012
(IN MILLIONS)	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
$1,610 million Senior secured term loan due 2013		$—	$—		$218	$218
$2,386 million Senior secured term loan due 2016		—	—		2,315	2,324
$2,532 million Senior secured term loan (LIBOR based variable rate of 2.95%) due 2016		2,526	2,549		—	—
$1,222 million Senior secured term loan (LIBOR based variable rate of 2.20%) due 2017		1,161	1,167		1,176	1,173
€227 million Senior secured term loan due 2013		—	—		34	34
€273 million Senior secured term loan due 2016		—	—		347	347
€289 million Senior secured term loan (Euro LIBOR based variable rate of 3.06%) due 2016		371	373		—	—
$635 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2016		55	55		—	—

Total senior secured credit facilities (with weighted-average interest rate)	2.90%	4,113	4,144	3.46%	4,090	4,096
$215 million 11.625% senior debenture loan due 2014		210	227		209	232
$1,080 million 7.75% senior debenture loan due 2018		1,084	1,203		1,084	1,211
$800 million 4.50% senior debenture loan due 2020		800	799		800	794

Total debenture loans (with weighted-average interest rate)	7.60%	2,094	2,229	7.60%	2,093	2,237
Other loans		1	1		1	1

Total long-term debt	4.49%	6,208	6,374	4.86%	6,184	6,334
Capital lease and other financing obligations		106			107
Bank overdrafts		6			5
Short term debt		8			7

Total debt and other financing arrangements		6,328			6,303

Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		380			362

Non-current portion of long-term debt and capital lease and other financing obligations		$5,948			$5,941

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For April 1, 2013 to December 31, 2013	$124
2014	348
2015	151
2016	2,969
2017	733
2018	1,083
Thereafter	800

$6,208

In December 2012, the Company signed a definitive agreement to acquire Arbitron Inc. (NYSE: ARB), an international media and marketing research firm, for $48 per share in cash (the “Transaction”). In addition, the Company entered into a commitment for an unsecured note or unsecured loan of up to $1,300 million (the “Commitment Letter”) to fund the closing of the Transaction. As of March 31, 2013, there were no borrowings outstanding under the Commitment Letter.

In April 2013, Arbitron’s shareholders voted to approve the Transaction, which remains subject to customary closing conditions, including regulatory review.

Amendment to Senior Secured Credit Facility

In February 2013, the Second Amended and Restated Senior Secured Credit Agreement was amended and restated to provide for a new class of term loans (the “Class E Term Loans”) in an aggregate principal amount of $2,532 million and €289 million, the proceeds of which were used to repay or replace in full a like amount of our existing Class A Term Loans maturing August 9, 2013, Class B Term Loans maturing May 1, 2016 and Class C Term Loans maturing May 1, 2016. As a result of this transaction, the Company recorded a charge of $12 million primarily related to the write-off of previously capitalized deferred financing fees associated with the Class A, B and C term loans to other expense, net in the condensed consolidated statement of operations.

The Class E Term Loans will mature in full on May 1, 2016 and are required to be repaid in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of Class E Term Loans, with the balance payable on May 1, 2016. Class E Term Loans denominated in dollars bear interest equal to, at our election, a base rate or eurocurrency rate, in each case plus an applicable margin, which is equal to 1.75% (in the case of base rate loans) or 2.75% (in the case of eurocurrency rate loans). Class E Term Loan denominated in euros bear interest equal to the eurocurrency rate plus an applicable margin of 3.00%. The newly Amended and Restated Senior Secured Credit Agreement contains substantially the same affirmative and negative covenants as those of the Existing Credit Agreement, other than certain amendments to the limitation on the ability of Nielsen and certain of its subsidiaries and affiliates to incur indebtedness and make investments.

10. Income Taxes

The effective tax rates for the three months ended March 31, 2013 and 2012 were 40% and 26% respectively. The tax rate for the three months ended March 31, 2013 was higher than statutory rate as a result of the tax impact of the Venezuela currency revaluation and accrual for future audit settlements offset by the favorable impact of certain financing activities and release of tax contingencies. The tax rate for the three months ended March 31, 2012 was higher than the statutory rate primarily due to the tax rate differences in other jurisdictions where the Company files tax returns offset by the favorable impact of certain financing activities.

Liabilities for unrecognized tax benefits totaled $93 million and $94 million as of March 31, 2013 and December 31, 2012. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods

The Company files numerous consolidated and separate income tax returns in the U.S. and in many state and foreign jurisdictions. With few exceptions the Company is no longer subject to U.S. Federal income tax examination for 2006 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2001 through 2011.

The Company is under Canadian audit for the years 2007 and 2008. It is anticipated that these examinations will be completed within the next twelve months. To date, the Company is not aware of any material adjustments not already accrued related to any of the current Federal, state or foreign audits under examination.

11. Commitments and Contingencies

Legal Proceedings and Contingencies

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida in April 2009. The lawsuit alleged that we violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse our position in the market, and breached our contract with Sunbeam by producing defective ratings data through our sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. In January 2011, the U.S. District Court in the Southern District of Florida dismissed all federal and state antitrust claims brought against us by Sunbeam stating that Sunbeam failed to show that any competitor was “willing and able” to enter the local television ratings market in Miami and was excluded from that market by us. The Court also determined that Sunbeam could not prove that the current ratings for Sunbeam’s local station WSVN are less accurate than they would be under a prospective competitor’s methodology. The Court deferred ruling on the remaining ancillary claims, including breach of contract and violation of Florida’s Deceptive and Unfair Trade Practices Act. Subsequent to the court’s decision, Sunbeam voluntarily dismissed with prejudice the remaining claims in the case so that all claims have been dismissed. Sunbeam appealed the court’s dismissal of the antitrust claims. On March 4, 2013, the U.S. Court of Appeals for the Eleventh Judicial Circuit affirmed the lower court’s decision to dismiss the claims. On March 22, 2013, Sunbeam filed a petition for rehearing the case. The petition remains pending.

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

Cyprus Agreement

On March 25, 2013, Cyprus and certain members of the European Union reached an agreement on measures intended to restore the viability of the financial sector of Cyprus. As part of these measures Cyprus has agreed to downsize its local financial sector including:

(1)	The immediate dissolution of Cyprus Popular Bank under which equity shareholders, bondholders and uninsured depositors (defined as those with deposits in excess of €100 thousand) will contribute to make up the losses of the bank; and

(2)	The recapitalization of the Bank of Cyprus (“BoC”) through a deposit/equity conversion of uninsured deposits, with full contribution of equity shareholders and bondholders. Currently 37.5% of uninsured deposits of BoC have been converted into Class A shares with voting and dividend rights. An additional 22.5% have been “frozen” and may also be partially or fully used to issue new Class A shares, as necessary.

As a result of this agreement, the Company recorded a charge of $4 million during the first quarter of 2013 in Selling, General and Administrative expenses in the statement of operations representing the uninsured deposits either contributed to make up losses of Cyprus Popular Bank or converted into Class A shares of BoC, as described above. The Company does not expect this agreement to significantly impact future operating results.

12. Segments

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended March 31, 2013
Revenues	$825	$494	$57	$—	$1,376
Depreciation and amortization	$51	$68	$6	$1	$126
Restructuring charges	$12	$7	$—	$16	$35
Stock-based compensation expense	$3	$2	$—	$5	$10
Operating income/(loss)	$53	$122	$26	$(30)	$171
Total assets as of March 31, 2013	$6,705	$6,696	$752	$261	$14,414

(IN MILLIONS)	Buy	Watch	Expositions	Corporate	Total
Three Months Ended March 31, 2012
Revenues	$799	$474	$61	$—	$1,334
Depreciation and amortization	$53	$68	$6	$2	$129
Restructuring charges	$31	$5	$—	$1	$37
Stock-based compensation expense	$2	$2	$—	$4	$8
Operating income/(loss)	$35	$111	$30	$(18)	$158
Total assets as of December 31, 2012	$6,885	$6,706	$758	$234	$14,583

13. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the condensed consolidating balance sheet as of March 31, 2013 and December 31, 2012 and condensed consolidating statements of operations and cash flows for three months ended March 31, 2013 and 2012. The Senior Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., Nielsen Business Media Holding Company, TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly-owned U.S. subsidiaries of ACN Holdings, Inc. and Nielsen Business Media Holding Company, in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are the Nielsen Finance LLC and Nielsen Finance Co., both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors of the debt issued by Nielsen.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the three months ended March 31, 2013

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$714	$662	$—	$1,376
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	272	321	—	593
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	219	232	—	451
Depreciation and amortization	—	—	97	29	—	126
Restructuring charges	—	—	19	16	—	35

Operating income	—	—	107	64	—	171

Interest income	—	147	13	4	(163)	1
Interest expense	—	(77)	(155)	(12)	163	(81)
Foreign currency exchange transaction losses, net	—	—	—	(12)	—	(12)
Other (expense)/income, net	—	(12)	19	(19)	—	(12)

Income/(loss) from continuing operations before income taxes and equity in net income of subsidiaries and affiliates	—	58	(16)	25	—	67
(Provision)/benefit for income taxes	—	(20)	4	(11)	—	(27)
Equity in net income of subsidiaries	37	—	51	—	(88)	—
Equity in net (loss)/income of affiliates	—	—	(2)	1	—	(1)

Income from continue operations	37	38	37	15	(88)	39
Loss from discontinued operations, net of tax	—	—	—	3	—	3

Net income	37	38	37	12	(88)	36
Net loss attributable to noncontrolling interest	—	—	—	1	—	1

Net income attributable to controlling interest	37	38	37	13	(88)	37

Total other comprehensive (loss)/income	(20)	9	(19)	(62)	74	(18)
Total other comprehensive income attributable to noncontrolling interest	—	—	—	2	—	2

Total other comprehensive (loss)/income attributable to controlling interest	(20)	9	(19)	(64)	74	(20)

Total comprehensive income/(loss)	17	47	18	(50)	(14)	18
Comprehensive income attributable to noncontrolling interest	—	—	—	1	—	1

Total comprehensive income/(loss) attributable to controlling interest	$17	$47	$18	$(51)	$(14)	$17

The Nielsen Company B.V.

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the three months ended March 31, 2012

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$682	$652	$—	$1,334
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	253	311	—	564
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	219	227	—	446
Depreciation and amortization	—	—	102	27	—	129
Restructuring charges	—	—	9	28	—	37

Operating income	—	—	99	59	—	158

Interest income	1	139	17	8	(164)	1
Interest expense	(1)	(95)	(152)	(16)	164	(100)
Foreign currency exchange transaction losses, net	—	—	(1)	(9)	—	(10)
Other (expense)/income, net	—	(6)	19	(19)	—	(6)

Income/(loss) from continuing operations before income taxes and equity in net income of subsidiaries and affiliates	—	38	(18)	23	—	43
(Provision)/benefit for income taxes	—	(14)	7	(4)	—	(11)
Equity in net income of subsidiaries	28	—	41	—	(69)	—
Equity in net loss of affiliates	—	—	(2)	—	—	(2)

Income from continuing operations	28	24	28	19	(69)	30
Loss from discontinued operations, net of tax	—	—	—	2	—	2

Net income	28	24	28	17	(69)	28
Total other comprehensive income/(loss)	88	(8)	77	116	(185)	88

Total comprehensive income	$116	$16	$105	$133	$(254)	$116

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet (Unaudited)

March 31, 2013

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$—	$—	$12	$220	$—	$232
Trade and other receivables, net	—	—	385	690	—	1,075
Prepaid expenses and other current assets	—	11	155	134	—	300
Intercompany receivables	—	197	176	109	(482)	—

Total current assets	—	208	728	1,153	(482)	1,607
Non-current assets
Property, plant and equipment, net	—	—	301	236	—	537
Goodwill	—	—	5,092	2,230	—	7,322
Other intangible assets, net	—	—	4,068	451	—	4,519
Deferred tax assets	10	—	78	82	—	170
Other non-current assets	—	37	161	61	—	259
Equity investment in subsidiaries	5,181	—	5,623	—	(10,804)	—
Intercompany receivables	9	8,074	531	1,250	(9,864)	—

Total assets	$5,200	$8,319	$16,582	$5,463	$(21,150)	$14,414

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$72	$250	$526	$—	$848
Deferred revenues	—	—	217	128	—	345
Income tax liabilities	—	—	29	41	—	70
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	300	73	7	—	380
Intercompany payables	—	—	318	164	(482)	—

Total current liabilities	—	372	887	866	(482)	1,643
Non-current liabilities
Long-term debt and capital lease obligations	—	5,851	81	16	—	5,948
Deferred tax liabilities	—	71	837	88	—	996
Intercompany loans	—	—	9,341	523	(9,864)	—
Other non-current liabilities	2	14	255	309	—	580

Total liabilities	2	6,308	11,401	1,802	(10,346)	9,167

Total stockholders’ equity	5,198	2,011	5,181	3,612	(10,804)	5,198
Noncontrolling interests	—	—	—	49	—	49

Total equity	5,198	2,011	5,181	3,661	(10,804)	5,247

Total liabilities and equity	$5,200	$8,319	$16,582	$5,463	$(21,150)	$14,414

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet

December 31, 2012

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$—	$—	$24	$263	$—	$287
Trade and other receivables, net	—	—	404	706	—	1,110
Prepaid expenses and other current assets	—	14	132	132	—	278
Intercompany receivables	—	270	177	134	(581)	—

Total current assets	—	284	737	1,235	(581)	1,675
Non-current assets
Property, plant and equipment, net	—	—	303	257	—	560
Goodwill	—	—	5,046	2,306	—	7,352
Other intangible assets, net	—	—	4,088	467	—	4,555
Deferred tax assets	10	3	77	79	—	169
Other non-current assets	—	46	165	61	—	272
Equity investment in subsidiaries	5,157	—	5,663	—	(10,820)	—
Intercompany receivables	45	7,944	555	1,300	(9,844)	—

Total assets	$5,212	$8,277	$16,634	$5,705	$(21,245)	$14,583

Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$52	$347	$572	$—	$971
Deferred revenues	—	—	217	156	—	373
Income tax liabilities	—	—	12	44	—	56
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	340	15	7	—	362
Intercompany payables	—	14	414	153	(581)	—

Total current liabilities	—	406	1,005	932	(581)	1,762
Non-current liabilities
Long-term debt and capital lease obligations	—	5,843	81	17	—	5,941
Deferred tax liabilities	—	71	838	97	—	1,006
Intercompany loans	—	—	9,295	549	(9,844)	—
Other non-current liabilities	2	16	258	340	—	616

Total liabilities	2	6,336	11,477	1,935	(10,425)	9,325

Total stockholders’ equity	5,210	1,941	5,157	3,722	(10,820)	5,210
Noncontrolling interests	—	—	—	48	—	48

Total equity	5,210	1,941	5,157	3,770	(10,820)	5,258

Total liabilities and equity	$5,212	$8,277	$16,634	$5,705	$(21,245)	$14,583

The Nielsen Company B.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2013

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$—	$148	$(71)	$(25)	$52

Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(10)	(1)	(11)
Additions to property, plant and equipment and other assets	—	—	(5)	(4)	(9)
Additions to intangible assets	—	—	(57)	(4)	(61)
Other investing activities	—	—	—	(1)	(1)

Net cash used in investing activities	—	—	(72)	(10)	(82)

Financing activities:
Net borrowings on revolving credit facility	—	—	55	—	55
Proceeds from issuances of debt, net of issuance costs	—	1,866	1	—	1,867
Repayments of debt	—	(1,889)	—	—	(1,889)
Increase in other short-term borrowings	—	—	—	1	1
Return of capital to parent	(35)	—	—	—	(35)
Activity under stock plans	—	—	(2)	(2)	(4)
Settlement of derivatives, intercompany and other financing activities	35	(125)	77	8	(5)

Net cash provided by/(used in) financing activities	—	(148)	131	7	(10)

Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(15)	(15)

Net (decrease) in cash and cash equivalents	—	—	(12)	(43)	(55)

Cash and cash equivalents at beginning of period	—	—	24	263	287

Cash and cash equivalents at end of period	$—	$—	$12	$220	$232

The Nielsen Company B.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2012

(IN MILLIONS)	Parent	Issuers	Guarantor	Non-Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$1	$96	$(118)	$21	$—

Investing activities:
Acquisitions of subsidiaries and affiliates, net of cash acquired	—	—	(14)	(2)	(16)
Additions to property, plant and equipment and other assets	—	—	(29)	(13)	(42)
Additions to intangible assets	—	—	(34)	(6)	(40)

Net cash used in investing activities	—	—	(77)	(21)	(98)

Financing activities:
Net borrowings on revolver credit facility	—	—	120	—	120
Repayments of other debt	(40)	(1,229)	(2)	—	(1,271)
Proceeds from the issuance of debt, net of issuance cost	—	1,209	—	—	1,209
Increase in other short-term borrowings	—	—	—	6	6
Settlement of derivatives and other financing activities	39	(76)	56	(23)	(4)

Net cash (used in)/provided by financing activities	(1)	(96)	174	(17)	60

Effect of exchange rate changes on cash and cash equivalents	—	—	—	7	7

Net decrease in cash and cash equivalents	—	—	(21)	(10)	(31)

Cash and cash equivalents, beginning of period	—	—	33	285	318

Cash and cash equivalents, end of period	$—	$—	$12	$275	$287

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of The Nielsen Company B.V. (“the Company” or “Nielsen”) for the year ended December 31, 2012 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 22, 2013, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements, including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2012 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report. Unless required by context, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries.

From time to time, Nielsen may use its website and social media outlets as channels of distribution of material company information. Financial and other material information regarding the company is routinely posted and accessible on our website at http://www.nielsen.com/investors, our Twitter account at http://twitter.com/NielsenIR and our iPad App, NielsenIR, available on the App Store.

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

Business Segment Overview

We align our business into three reporting segments: what consumers buy (consumer purchasing measurement and analytics), what consumers watch (media audience measurement and analytics) and Expositions. Our Buy and Watch segments, which together generated substantially all of our revenues, are built on a foundation of proprietary data assets that are designed to yield essential insights for our clients to successfully measure, analyze and grow their businesses. Our Buy segment provides Information services, which include our core tracking and scan data (primarily transactional measurement data and consumer behavior information), and Insights services (primarily comprised of our analytical solutions) to businesses in the consumer packaged goods industry. Our services also enable our clients to better manage their brands, uncover new sources of demand, launch and grow new products, analyze their sales, improve their marketing mix and establish more effective consumer relationships. Our data is used by our clients to measure their market share, tracking billions of sales transactions per month in retail outlets around the world. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. Within our Buy segment, we have two primary geographic groups, developed and developing markets. Developed markets primarily include the United States, Canada, Western Europe, Japan and Australia while developing markets include Africa, Latin America, Eastern Europe, Russia, China, India and Southeast Asia.

Our Watch segment provides viewership data and analytics primarily to the media and advertising industries for television, online and mobile screens. Our Watch data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content, and by our advertising clients to plan and optimize their spending.

Our Expositions segment operates one of the largest portfolios of business-to-business trade shows and conference events in the United States. Each year, we produce more than 60 trade shows and conference events, which in 2012 connected over 335,000 buyers and sellers across nine diversified and vibrant end markets.

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

Factors Affecting Nielsen’s Financial Results

Acquisitions and Investments in Affiliates

For the three months ended March 31, 2013, we paid cash consideration of $11 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2013, the impact on our consolidated results of operations would not have been material.

For the three months ended March 31, 2012, we paid cash consideration of $16 million associated with both current period and previously executed acquisitions, net of cash acquired. Had the current period acquisitions occurred as of January 1, 2012, the impact on our consolidated results of operations would not have been material.

Discontinued Operations

In March 2013, we completed the exit and shut down of one of our legacy online businesses and recorded a net loss of $3 million associated with this divestiture. The condensed consolidated statements of operations reflect the operating results of this business as a discontinued operation.

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

	Three Months Ended March 31,
	2013	2012
U.S. Dollar	53%	52%
Euro	11%	12%
Other Currencies	36%	36%

Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.32 to €1.00 and $1.31 to €1.00 for the three months ended March 31, 2013 and 2012, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

We have operations in both our Buy and Watch segments in Venezuela and the functional currency for these operations was the Venezuelan bolivares fuertes. Venezuela’s currency was considered hyperinflationary as of January 1, 2010 and further, in January 2010, Venezuela’s currency was devalued and a new currency exchange rate system was announced. In 2010, we evaluated the new exchange rate system and concluded that the local currency transactions will be denominated in U.S. dollars effective as of January 1, 2010 and until Venezuela’s currency is deemed to be non-hyperinflationary.

In February 2013, the Venezuelan government devalued its currency by 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended. As a result of this change, we recorded a charge of $12 million during the first quarter of 2013 in the foreign currency exchange transaction losses, net line in the condensed consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

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

Results of Operations—Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(IN MILLIONS)	2013	2012
Revenues	$1,376	$1,334

Cost of revenues, exclusive of depreciation and amortization shown separately below	593	564
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	451	446
Depreciation and amortization	126	129
Restructuring charges	35	37

Operating income	171	158
Interest income	1	1
Interest expense	(81)	(100)
Foreign currency exchange transaction losses, net	(12)	(10)
Other expense, net	(12)	(6)

Income from continuing operations before income taxes and equity in net loss of affiliates	67	43
Provision for income taxes	27	11
Equity in net loss of affiliates	1	2

Income from continuing operations	39	30
Loss from discontinued operations, net of tax	3	2

Net income	36	28
Net loss attributable to noncontrolling interests	1	—

Net income attributable to The Nielsen Company B.V.	$37	$28

Consolidated Results for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenues

Revenues increased 3.1% to $1,376 million for the three months ended March 31, 2013 from $1,334 million for the three months ended March 31, 2012, or 4.0% on a constant currency basis, which excludes a 0.9% unfavorable impact of changes in foreign currency exchange rates. These increases were driven by a 3.3% increase within our Buy segment (4.6% on a constant currency basis), a 4.2% increase within our Watch segment (4.4% on a constant currency basis), and a 6.6% decrease in our Expositions segment (6.6% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 5.1% to $593 million for the three months ended March 31, 2013 from $564 million for the three months ended March 31, 2012, or 6.3% on a constant currency basis, excluding a 1.2% favorable impact of changes in foreign currency exchange rates. These increases resulted primarily from a 6.1% increase within our Buy segment (7.6% on a constant currency basis) due primarily to continued investments in global expansion of our services and an increase in retail measurement costs. Costs within our Watch segment increased 3.2% (3.2% on a constant currency basis) due primarily to spending on product portfolio management initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 1.1% to $451 million for the three months ended March 31, 2013 from $446 million for the three months ended March 31, 2012, or 1.6% on a constant currency basis, excluding a 0.5% favorable impact of changes in foreign currency exchange rates. These increases were primarily driven by a 2.2% increase within our Buy segment (2.8% on a constant currency basis) due to increases in client service costs and other investments associated with the global expansion of our services. Costs within our Watch segment were relatively flat for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Depreciation and Amortization

Depreciation and amortization expense decreased to $126 million for the three months ended March 31, 2013 as compared to $129 million for the three months ended March 31, 2012 due to certain assets becoming fully amortized during the period, partially offset by capital expenditures.

Restructuring Charges

We recorded $35 million and $37 million in restructuring charges, primarily relating to severance and contract termination costs, for the three months ended March 31, 2013 and 2012, respectively.

Operating Income

Operating income for the three months ended March 31, 2013 was $171 million as compared to $158 million for the three months ended March 31, 2012. Operating income within our Buy segment was $53 million for the three months ended March 31, 2013 as compared to $35 million for the three months ended March 31, 2012. Operating income within our Watch segment was $122 million for the three months ended March 31, 2013 as compared to $111 million for the three months ended March 31, 2012. Operating income within our Expositions segment was $26 million for the three months ended March 31, 2013 as compared to $30 million for the three months ended March 31, 2012. Corporate operating expenses increased to $30 million for the three months ended March 31, 2013 from $18 million for the three months ended March 31, 2012.

Interest Expense

Interest expense was $81 million for the three months ended March 31, 2013 as compared to $100 million for the three months ended March 31, 2012. This decline is due to our refinancing of the 11.5% senior notes and our 8.5% senior secured term loan in the fourth quarter of 2012, the impact of our refinancing of the class A, B, and C senior secured term loans in February 2013, and the maturity of the mandatory convertible debt in February 2013.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net loss or gain on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the underlying functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, particularly the Euro. The average U.S. Dollar to Euro exchange rate was $1.32 to €1.00 for the three months ended March 31, 2013 as compared to $1.31 to €1.00 for the three months ended March 31, 2012.

Foreign currency exchange resulted in a $12 million loss for the three months ended March 31, 2013 as compared to a $10 million loss for the three months ended March 31, 2012. For the three months ended March 31, 2013, the loss was primarily due to the devaluation of the Venezuela bolivars Fuertes as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results”. For the three months ended March 31, 2012, the loss was primarily due to fluctuations in certain currencies associated with a portion of our intercompany loan portfolio.

Other Expense, net

Other expenses, net of $12 million and $6 million for the three months ended March 31, 2013 and 2012, respectively, primarily relates to the write-off of deferred financing costs and other costs associated with the amendment to our Senior Secured Credit Agreement.

Income Taxes

The effective tax rates for the three months ended March 31, 2013 and 2012 were 40% and 26%, respectively. The tax rate for the three months ended March 31, 2013 was higher than statutory rate as a result of the tax impact of the Venezuela currency revaluation and accrual for future audit settlements offset by the favorable impact of certain financing activities and release of tax contingencies. The tax rate for the three months ended March 31, 2012 was higher than the statutory rate primarily due to the tax rate differences in other jurisdictions where we file tax returns offset by the favorable impact of certain financing activities.

Liabilities for unrecognized tax benefits totaled $93 million and $94 million as of March 31, 2013 and December 31, 2012. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Business Segment Results three months ended March 31, 2013 Compared to the three months ended March 31, 2012

Revenues

The table below sets forth our segment revenue performance data three months ended March 31, 2013 compared to the three months ended March 31, 2012, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended March 31, 2013 Reported	Three Months Ended March 31, 2012 Reported	% Variance 2013 vs. 2012 Reported	Three Months Ended March 31, 2012 Constant Currency	% Variance 2013 vs. 2012 Constant Currency
Revenues by segment
Buy	$825	$799	3.3%	$789	4.6%
Watch	494	474	4.2%	473	4.4%
Expositions	57	61	(6.6)%	61	(6.6)%

Total	$1,376	$1,334	3.1%	$1,323	4.0%

Buy Segment Revenues

Revenues increased 3.3% to $825 million for the three months ended March 31, 2013 from $799 million for the three months ended March 31, 2012, or 4.6% on a constant currency basis. This increase was driven by a 2.2% increase in Developing markets (5.8% on a constant currency basis) and a 3.8% increase in Developed markets (4.0% on a constant currency basis), as increases in spending on Information services in North America were partially offset by unfavorable impact of foreign currency exchange rates.

Revenues from Information services increased 5.9% to $648 million for the three months ended March 31, 2013 from $612 million for the three months ended March 31, 2012, or 7.1% on a constant currency basis. These increases were driven by 6.8% growth in Developed markets (6.8% on a constant currency basis) driven primarily by increased client investment in retail measurement, including additional coverage in the U.S. market. Revenues from Developing markets increased 4.0% (7.8% on a constant currency basis), for the three months ended March 31, 2013 as compared to the three months March 31, 2012 due to the continued expansion of our retail measurement and services to both new and existing customers.

Revenues from Insights services decreased 5.3% to $177 million for the three months ended March 31, 2013 from $187 million for the three months ended March 31, 2012, or 3.8% on a constant currency basis. These decreases were driven primarily by declines in Developed markets.

Watch Segment Revenues

Revenues increased 4.2% to $494 million for the three months ended March 31, 2013 from $474 million for the three months ended March 31, 2012, or 4.4% on a constant currency basis primarily driven by 6.2% growth in Television measurement due to increases in spending from existing customers and international expansion of our services to both new and existing customers.

Expositions Segment Revenues

Revenues decreased 6.6% to $57 million for the three months ended March 31, 2013 from $61 million for the three months ended March 31, 2012 due to the timing of tradeshows.

Business Segment Operating Income/(Loss)

We do not allocate items below operating income/(loss) to our business segments and therefore the table below sets forth a summary of operating income/(loss) at the business segment level for the three months ended March 31, 2013 and 2012.

(IN MILLIONS)	Three Months Ended March 31, 2013 Reported	Three Months Ended March 31, 2012 Reported	Variance 2013 vs. 2012 Reported
Operating income/(loss) by segment
Buy	$53	$35	$18
Watch	122	111	11
Expositions	26	30	(4)
Corporate	(30)	(18)	(12)

Total	$171	$158	$13

Buy Segment Operating Income

Operating income was $53 million for the three months ended March 31, 2013 as compared to $35 million for the three months ended March 31, 2012 due primarily to the revenue performance mentioned above and lower restructuring charges partially offset by unfavorable changes in foreign currency exchange rates and an increase in retail measurement cost.

Watch Segment Operating Income

Operating income was $122 million for the three months ended March 31, 2013 as compared to $111 million for the three months ended March 31, 2012. The increase was driven by the revenue performance discussed above partially offset by spending on product portfolio management initiatives.

Expositions Segment Operating Income

Operating income was $26 million for the three months ended March 31, 2013 as compared to $30 million for the three months ended March 31, 2012 driven primarily by the revenue performance discussed above.

Corporate Expenses and Eliminations

Operating expenses were $30 million for the three months ended March 31, 2013 as compared to $18 million for the three months ended March 31, 2012 due primarily to higher restructuring charges in 2013.

Liquidity and Capital Resources

Overview

Our contractual obligations, commitments and debt service requirements over the next several years are significant. We expect that our primary source of liquidity will continue to be cash generated from operations as well as existing cash. At March 31, 2013, cash and cash equivalents were $232 million and our total indebtedness was $6,328 million. In addition, as of March 31, 2013, we had $567 million available for borrowing under our senior secured revolving credit facility. Our cash interest paid for the three months ended March 31, 2013 and 2012 was $52 million and $71 million, respectively.

Of the $232 million in cash and cash equivalents, approximately $211 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our senior secured debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the revolving credit facility, will continue to provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations, and capital spending over the next year. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise.

Financing Transactions

In February 2013, the $288 million mandatory convertible subordinated bonds were converted into 10,416,700 shares of our common stock at a conversion rate of 1.8116 shares per $50.00 principal amount of the bonds.

In February 2013, the Second Amended and Restated Senior Secured Credit Agreement (as amended the “Credit Agreement”) was amended and restated to provide for a new class of term loans (the “Class E Term Loans”) in an aggregate principal amount of $2,532 million and €290 million, the proceeds of which were used to repay or replace in full a like amount of our existing Class A Term Loans maturing August 9, 2013, Class B Term Loans maturing May 1, 2016 and Class C Term Loans maturing May 1, 2016. As a result of this transaction, we recorded a charge of $12 million primarily related to the write-off of previously capitalized deferred financing fees associated with the Class A, B and C term loans to other expense, net in the condensed consolidated statement of operations.

The Class E Term Loans will mature in full on May 1, 2016 and are required to be repaid in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of Class E Term Loans, with the balance payable on May 1, 2016. Class E Term Loans denominated in dollars bear interest equal to, at our election, a base rate or eurocurrency rate, in each case plus an applicable margin, which is equal to 1.75% (in the case of base rate loans) or 2.75% (in the case of eurocurrency rate loans). Class E Term Loan denominated in euros bear interest equal to the eurocurrency rate plus an applicable margin of 3.00%. The newly Amended and Restated Senior Secured Credit Agreement contains substantially the same affirmative and negative covenants as those of the Existing Credit Agreement, other than certain amendments to the limitation on the ability of us and certain of our subsidiaries and affiliates to incur indebtedness and make investments.

In December 2012, we signed a definitive agreement to acquire Arbitron Inc. (NYSE: ARB), an international media and marketing research firm, for $48 per share in cash (the “Transaction”). In addition, we entered into a commitment for an unsecured note or unsecured loan of up to $1,300 million (the “Commitment Letter”) to fund the closing of the Transaction. As of March 31, 2013, there were no borrowings outstanding under the Commitment Letter.

In April 2013, Arbitron’s shareholders voted to approve the Transaction, which remains subject to customary closing conditions, including regulatory review.

In February 2013, a secondary public offering of 40.8 million shares of our common stock was completed on behalf of certain selling stockholders, primarily comprised of the Sponsor group. All proceeds were received by the selling stockholders and the offering did not have a significant impact on our operating results or financial position.

Cash Flows

Operating activities. Net cash provided by operating activities was $52 million for the three months ended March 31, 2013, as compared to net cash used in operating activities of zero for the three months ended March 31, 2012. The increase in cash flows from operating activities was driven by decreases in certain employee benefit payments as well as the timing of customer billings and vendor payments. Our key collections performance measure, days billing outstanding (DBO), increased 1 day for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Investing activities. Net cash used in investing activities was $82 million for the three months ended March 31, 2013, as compared to $98 million for the three months ended March 31, 2012. The primary driver for the decreased usage of cash from investing activities was a decrease in capital expenditures.

Financing activities. Net cash used in financing activities was $10 million for the three months ended March 31, 2013 as compared to net cash provided by $60 million for the three months ended March 31, 2012. The decrease in cash provided was driven by the results of the 2012 transactions described under the “Financing Transactions” section above.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $70 million and $82 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in capital expenditures related to higher investments in technology infrastructure development in 2012.

Dividends

On January 31, 2013, our board of directors adopted a cash dividend policy to pay quarterly cash dividends on our outstanding common stock. The board also declared the first quarterly cash dividend of $0.16 per share, that was paid on March 20, 2013 to holders of record of our common stock on March 6, 2013. The dividend policy and the payment of future cash dividends are subject to the discretion of our board of directors.

Covenant Compliance

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

Failure to comply with either of these covenants would result in an event of default under our Credit Agreement unless waived by our senior credit lenders. An event of default under our Credit Agreement can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Credit Agreement and these covenants are material to us. As of March 31, 2013, we were in full compliance with the covenants described above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditure or capital resources.

Summary of Recent Accounting Pronouncements

Reclassification from accumulated other comprehensive income

In February 2013, the FASB issued an accounting updates “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The Company has presented the significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. This amended guidance does not have any other impact on the Company’s condensed consolidated financial statements.

Foreign Currency Matters

In March 2013, the FASB issued an accounting update, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”, to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The amendment requires an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective for our interim and annual reporting periods in 2014. The adoption of this update is not expected to have a significant impact on our condensed consolidated financial statements.

Commitments and Contingencies

Outsourced Services Agreements

In February 2013, we amended our Amended and Restated Master Services Agreement (the “MSA”), dated as of October 1, 2007 with Tata America International Corporation and Tata Consultancy Services Limited (jointly, “TCS”). The term of the MSA has been extended for an additional three years, so as to expire on December 31, 2020, with a one-year renewal option granted to Nielsen. In addition, we have increased our commitment to purchase services from TCS (the “Minimum Commitment”) from $1.0 billion to $2.5 billion over the life of the contract (from October 1, 2007), including a commitment to purchase at least $100 million in services per year (the “Annual Commitment”). TCS’ charges under the separate Global Infrastructure Services Agreement between the parties will be credited against the Minimum Commitment and the Annual Commitment. TCS will globally provide us with professional services relating to information technology (including application development and maintenance), business process outsourcing, client service knowledge process outsourcing, management sciences, analytics, and financial planning and analytics. As we order specific services under the Agreement, the parties will execute Statements Of Work (“SOWs”) describing the specific scope of the services to be performed by TCS. The amount of the Minimum Commitment and the Annual Commitment may be reduced on the occurrence of certain events, some of which also provide us with the right to terminate the Agreement or SOWs, as applicable.

Other Contractual Obligations

Our other contractual obligations include capital lease obligations (including interest portion), facility leases, leases of certain computer and other equipment, agreements to purchase data and telecommunication services, the payment of principal and interest on debt and pension fund obligations.

Cyprus Agreement

On March 25, 2013, Cyprus and certain members of the European Union reached an agreement on measures intended to restore the viability of the financial sector of Cyprus. As part of these measures Cyprus has agreed to downsize its local financial sector including:

(1)	The immediate dissolution of Cyprus Popular Bank under which equity shareholders, bondholders and uninsured depositors (defined as those with deposits in excess of €100 thousand) will contribute to make up the losses of the bank; and

(2)	The recapitalization of the Bank of Cyprus (“BoC”) through a deposit/equity conversion of uninsured deposits, with full contribution of equity shareholders and bondholders. Currently 37.5% of uninsured deposits of BoC have been converted into Class A shares with voting and dividend rights. An additional 22.5% have been “frozen” and may also be partially or fully used to issue new Class A shares, as necessary.

As a result of this agreement, we recorded a charge of $4 million during the first quarter of 2013 in Selling, General and Administrative expenses in the statement of operations representing the uninsured deposits either contributed to make up losses of Cyprus Popular Bank or converted into Class A shares of BoC, as described above. We do not expect this agreement to significantly impact future operating results.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Sunbeam Television Corp. (“Sunbeam”) filed a lawsuit in Federal District Court in Miami, Florida in April 2009. The lawsuit alleged that we violated Federal and Florida state antitrust laws and Florida’s unfair trade practices laws by attempting to maintain a monopoly and abuse our position in the market, and breached our contract with Sunbeam by producing defective ratings data through our sampling methodology. The complaint did not specify the amount of damages sought and also sought declaratory and equitable relief. In January 2011, the U.S. District Court in the Southern District of Florida dismissed all federal and state antitrust claims brought against us by Sunbeam stating that Sunbeam failed to show that any competitor was “willing and able” to enter the local television ratings market in Miami and was excluded from that market by us. The Court also determined that Sunbeam could not prove that the current ratings for Sunbeam’s local station WSVN are less accurate than they would be under a prospective competitor’s methodology. The Court deferred ruling on the remaining ancillary claims, including breach of contract and violation of Florida’s Deceptive and Unfair Trade Practices Act. Subsequent to the court’s decision, Sunbeam voluntarily dismissed with prejudice the remaining claims in the case so that all claims have been dismissed. Sunbeam appealed the court’s dismissal of the antitrust claims. On March 4, 2013, the U.S. Court of Appeals for the Eleventh Judicial Circuit affirmed the lower court’s decision to dismiss the claims. On March 22, 2013, Sunbeam filed a petition for rehearing the case. The petition remains pending.

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

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012

Item 6.	Exhibits

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V. (Registrant)

Date: April 25, 2013	/s/ Jeffrey R. Charlton
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

Exhibit Number	Description of Exhibits

4.1	Amendment Agreement, dated February 28, 2013, by and among Nielsen Finance LLC, the other borrowers party thereto, the guarantors party thereto, Citibank, N.A., as administrative agent, and certain of the lenders (incorporated herein by reference to Exhibit 4.1 to the Form 8-K of Nielsen Holdings N.V. filed on March 4, 2013 (File No. 001-35042)).

4.2	Form of Third Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 4.2 to the Form 8-K of Nielsen Holdings N.V. filed on March 4, 2013 (File No. 001-35042)).

10.1†	Amendment Number four to the Amended and Restated Master Services Agreement, dated and made effective as of February 7, 2013, by and between Tata America International Corporation, Tata Consultancy Services Limited and The Nielsen Company (US), LLC.

31.1	CEO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

31.2	CFO 302 Certification pursuant to Rule 13a-15(e)/15d-15(e)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101	The following financial information from The Nielsen Company B.V.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Balance Sheets at March 31, 2013 (Unaudited) and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

†	Certain portions have been omitted in accordance with a request for confidential treatment that the Company has submitted to the SEC. Omitted information has been filed separately with the SEC.