Form 10-Q/A
period 2013-03-31
Nielsen CO B.V.
filed 2013-05-10
CIK 1397410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A (“Amendment No. 1”) to our quarterly report on Form 10-Q for the period ended March 31, 2013 (“Form 10-Q”), as filed with the Security and Exchange Commission on April 25, 2013, is to furnish disclosures required under the Iran Threat Reduction and Syrian Human Rights Act of 2012 which were inadvertently omitted from our Form 10-Q. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing date, and, except as noted above, does not modify or update in any way disclosures made in the Form 10-Q for the fiscal quarter ended March 31, 2013.

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

Item 1A.	Risk Factors

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012

Item 5.	Other Information

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the three months ended March 31, 2013. In addition, we sought confirmation from companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below, are not presently aware of any such reportable transactions or dealings by such companies.

The Blackstone Group L.P., one of our sponsors, informed us that SunGard and Travelport Limited, companies that may be considered its affiliates, included the disclosure reproduced below in their annual reports on Form 10-K as filed with the SEC on March 20, 2013 and March 12, 2013, respectively, as required by Section 13(r) of the Exchange Act. We have no involvement in or control over the activities of SunGard or Travelport Limited, any of their predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of either the SunGard or Travelport Limited disclosures.

SunGard Disclosure

“Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

Section 219 of the recently enacted Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”) added section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requiring a public reporting issuer to disclose in its periodic reports whether it or any of its affiliates have knowingly engaged in specified activities, transactions or dealings relating to Iran or with certain designated parties. Issuers must also file a notice with the SEC that such activities have been disclosed, which notice will be posted on the SEC website and sent to the U.S. President and certain U.S. Congressional committees. In some circumstances, the U.S. President is then required to investigate the information reported and determine whether sanctions should be imposed.

Pursuant to Section 13(r)(1)(D)(i) of the Exchange Act, we note that during 2012 a U.K. subsidiary of ours provided certain limited disaster recovery services and hosted co-location of some hardware at our premises in London for Bank Saderat PLC, a bank incorporated and based in the UK. Bank Saderat PLC is identified on the U.S. Treasury Department’s List of Specially Designated Nationals and Blocked Persons pursuant to Executive Order No. 13224. The intent of the services was to facilitate the ability of the UK-based employees of Bank Saderat PLC to continue local operations in the event of a disaster or other unplanned event in the UK, including use of shared work space and recovery of the Bank’s local UK data. The gross revenue and net profits attributable to these activities in 2012 was £16,300 and approximately £5,700, respectively. During 2012, no disaster or unplanned event occurred causing Bank Saderat PLC to make use of our recovery facilities in London, but Bank Saderat PLC did perform annual testing on-site. Our subsidiary has terminated this contract in the first quarter of 2013, and we do not otherwise intend to enter into any Iran-related activity.

Additionally, because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, certain of our Sponsors and the companies in which their affiliated funds are invested (“portfolio companies”) may be deemed to be affiliates of ours. Accordingly, we note that affiliates of two of our Sponsors, KKR & Co. L.P. and The Blackstone Group L.P., have included information in their respective Annual Reports on Form 10-K, as required by Section 219 of the ITRSHRA and Section 13(r) of the Exchange Act, regarding activities of their respective portfolio companies. These disclosures are reproduced on Exhibit 99.1 of this report, which disclosures are hereby incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures described in those filings. To the extent any of our Sponsors make additional disclosures under Section 13(r), we will provide updates in our subsequent periodic filings.”

Travelport Limited Disclosure

“Iran Sanctions Disclosure

The following activities are disclosed as required by Section 13(r)(1)(D)(iii) of the Exchange Act. As part of our global business in the travel industry, we provide certain passenger travel-related GDS and airline IT services to Iran Air. We also provide certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S.

Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals. The gross revenue and net profit attributable to these activities in 2012 were approximately $127,000 and $45,000, respectively.”

KKR & Co. L.P. (“KKR”), one of our Sponsors, informed us that it included disclosures, as reproduced below, in its annual report on Form 10-K as filed with the SEC on February 28, 2013 as required by Section 13(r) of the Exchange Act. We have no involvement in or control over the activities of either of these companies, any of their predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of KKR’s disclosure.

KKR Disclosure

“During the year ended December 31, 2012, a European company in which our private equity funds have invested sold television content to the Islamic Republic of Iran Broadcasting (“IRIB”) for less than € 45,000. We have been advised by the company that it does not intend to sell any further content to the IRIB.

A European subsidiary of a company in which our private equity funds have invested shipped a cancer drug to Medical Equipment and Pharmaceutical Holding Co. in June 2012. The company has informed us that anticipated gross revenue from such shipment was approximately € 92,000.”

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