Form 10-Q
period 2014-03-31
Nielsen CO B.V.
filed 2014-04-24
CIK 1397410

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No   ☐

Note: The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months.

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

There were 258,463,857  shares of the registrant’s Common Stock outstanding as of March 31, 2014.

The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

The Nielsen Company B.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS)	2014	2013
Revenues	$1,489	$1,319
Cost of revenues, exclusive of depreciation and amortization shown separately below	642	579
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	489	442
Depreciation and amortization	141	121
Restructuring charges	24	35
Operating income	193	142
Interest income	1	1
Interest expense	(77)	(76)
Foreign currency exchange transaction losses, net	(27)	(12)
Other expense, net	(3)	(12)
Income from continuing operations before income taxes and equity in net income/(loss) of affiliates	87	43
Provision for income taxes	(37)	(18)
Equity in net income/(loss) of affiliates	1	(1)
Income from continuing operations	51	24
Income from discontinued operations, net of tax	—	12
Net income	51	36
Net loss attributable to noncontrolling interests	(3)	(1)
Net income attributable to The Nielsen Company B.V.	$54	$37

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS)	2014	2013
Net income	$51	$36
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments (1)	(7)	(27)
Available for sale securities (2)	2	3
Changes in the fair value of cash flow hedges (3)	—	2
Defined benefit pension plan adjustments (4)	3	4
Total other comprehensive loss	(2)	(18)
Total comprehensive income	49	18
Less comprehensive (loss)/income attributable to noncontrolling interests	(3)	1
Total comprehensive income attributable to The Nielsen Company B.V.	$52	$17
(1)	Net of tax of $1 million and $11 million for the three months ended March 31, 2014 and 2013, respectively
(2)	Net of tax of $(2) million and zero for the three months ended March 31, 2014 and 2013, respectively
(3)	Net of tax of zero and $(2) million for the three months ended March 31, 2014 and 2013, respectively
(4)	Net of tax of $(1) million and $(10) million for the three months ended March 31, 2014 and 2013, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	March 31, 2014 (Unaudited)	December 31, 2013
Assets:
Current assets
Cash and cash equivalents	$298	$552
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $43 and $39 as of March 31, 2014 and December 31, 2013, respectively	1,192	1,194
Prepaid expenses and other current assets	446	374
Total current assets	1,936	2,120
Non-current assets
Property, plant and equipment, net	530	560
Goodwill	7,812	7,684
Other intangible assets, net	4,817	4,781
Deferred tax assets	116	115
Other non-current assets	265	256
Total assets	$15,476	$15,516
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$913	$1,020
Deferred revenues	345	306
Income tax liabilities	81	55
Current portion of long-term debt, capital lease obligations and short-term borrowings	185	148
Total current liabilities	1,524	1,529
Non-current liabilities
Long-term debt and capital lease obligations	6,461	6,492
Deferred tax liabilities	871	864
Other non-current liabilities	813	825
Total liabilities	9,669	9,710
Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at March 31, 2014 and December 31, 2013	58	58
Additional paid-in capital	6,305	6,359
Accumulated deficit	(259)	(313)
Accumulated other comprehensive loss, net of income taxes	(379)	(377)
Total Nielsen stockholders’ equity	5,726	5,728
Noncontrolling interests	81	78
Total equity	5,807	5,806
Total liabilities and equity	$15,476	$15,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(IN MILLIONS)	2014	2013
Operating Activities
Net income	$51	$36
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	12	10
Gain on sale of discontinued operations	—	(1)
Currency exchange rate differences on financial transactions and other losses	30	30
Equity in net income of affiliates, net of dividends received	(1)	2
Depreciation and amortization	141	128
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	20	27
Prepaid expenses and other current assets	(48)	(31)
Accounts payable and other current liabilities and deferred revenues	(164)	(172)
Other non-current liabilities	3	(3)
Interest payable	43	30
Income taxes	5	(4)
Net cash provided by operating activities	92	52
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(184)	(11)
Additions to property, plant and equipment and other assets	(14)	(9)
Additions to intangible assets	(63)	(61)
Other investing activities	(6)	(1)
Net cash used in investing activities	(267)	(82)
Financing Activities
Net borrowings under revolving credit facility	30	55
Proceeds from issuances of debt, net of issuance costs	—	1,867
Repayment of debt	(24)	(1,889)
Increase in other short-term borrowings	—	1
Capital contributions to parent	(65)	(35)
Activity under stock plans	(1)	(4)
Other financing activities	(2)	(5)
Net cash used in financing activities	(62)	(10)
Effect of exchange-rate changes on cash and cash equivalents	(17)	(15)
Net decrease in cash and cash equivalents	(254)	(55)
Cash and cash equivalents at beginning of period	552	287
Cash and cash equivalents at end of period	$298	$232
Supplemental Cash Flow Information
Cash paid for income taxes	$(32)	$(29)
Cash paid for interest, net of amounts capitalized	$(34)	$(52)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements

1. Background and Basis of Presentation

Background

The Nielsen Company B.V. (“Nielsen” or the “Company”), together with its subsidiaries, is a leading global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. Nielsen is aligned into two reporting segments: what consumers buy (“Buy”) and what consumers watch and listen to (“Watch”). ”). In June 2013, Nielsen completed the sale of its Expositions operating segment (see Note 4, Discontinued Operations, for more information). The Company’s condensed consolidated statements of operations reflect the Expositions operating segment as a discontinued operation. Nielsen has a presence in more than 100 countries, with its headquarters located in Diemen, the Netherlands and New York, USA. Nielsen’s parent company, Valcon Acquisition B.V. (“Valcon”), is a wholly-owned subsidiary of Nielsen Holdings N.V. (“Holdings”).

Basis of Presentation

          The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to March 31, 2014 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

Devaluation of Venezuelan Currency

Nielsen has operations in both the Buy and Watch segments in Venezuela and the functional currency for these operations was the Venezuelan Bolivares Fuertes. Venezuela’s currency has been considered hyperinflationary since January 1, 2010 and, accordingly, the local currency transactions has been denominated in U.S. dollars since January 1, 2010 and will continue to be until Venezuela’s currency is deemed to be non-hyperinflationary.

In February 2013, the Venezuelan government devalued its currency by 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended. As a result of this change Nielsen recorded a pre-tax charge of $12 million during the first quarter of 2013 in foreign currency exchange transaction losses, net line in the condensed consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

Based on recent changes to the Venezuelan currency exchange rate mechanisms as of March 31, 2014, the Company changed the exchange rate used to remeasure our Venezuelan subsidiaries’ financial statements in U.S. dollars. As of such date, Nielsen began using the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Currency Administration (“SICAD I”).  As a result of a recent exchange agreement between the Central Bank of Venezuela and the Venezuelan government, the Company believes any future remittances for royalty and dividend payments that occur would be transacted at the SICAD I exchange rate. Accordingly, because the equity of the Venezuelan subsidiary would be realized through the payment of royalties and dividends, the SICAD I exchange rate represents a more realistic exchange rate at which to remeasure the U.S. dollar value of the assets, liabilities, and results of the Company’s Venezuelan subsidiary in the condensed consolidated financial statements. At March 31, 2014, the SICAD I exchange rate was 10.8 bolivars to the U.S. dollar, compared with the official exchange rate of 6.3 bolivars to the U.S. dollar.  As a result of this change, Nielsen recorded a pre-tax charge of $20 million during the first quarter of 2014 in foreign currency exchange transaction losses, net in the condensed consolidated statement of operations, reflecting the write-down of monetary assets and liabilities.

The Company will continue to assess the appropriate conversion rate based on events in Venezuela and the Company’s specific facts and circumstances.

2. Summary of Recent Accounting Pronouncements

Foreign Currency Matters

          In March 2013, the FASB issued an Accounting Standards Update (“ASU”), “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”, to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The amendment requires an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective for Nielsen’s interim and annual reporting periods in 2014. The adoption of this ASU did not have a significant impact on Nielsen’s condensed consolidated financial statements.

Discontinued Operations

          In April 2014, the FASB issued an ASU, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  The ASU is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial reports.  In addition, the guidance permits companies to have continuing cash flows and significant continuing involvement with the disposed component.  The ASU is effective for interim and annual reporting periods beginning after December 15, 2014 and must be applied prospectively.  Early adoption is permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue.  The adoption of this ASU is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

3. Business Acquisitions

Arbitron Inc.

On September 30, 2013, Nielsen completed the acquisition of Arbitron Inc., an international media and marketing research firm (“Arbitron”), through the purchase of 100% of Arbitron’s outstanding common stock for a total cash purchase price of $1.3 billion (the “Acquisition”).  Arbitron is expected to help Nielsen better address client needs in unmeasured areas of media consumption, including streaming audio and out-of-home and Nielsen’s global distribution footprint can help expand Arbitron’s capabilities outside of the U.S. With Arbitron’s assets, Nielsen intends to further expand its “Watch” segment’s audience measurement across screens and forms of listening.  Arbitron has been rebranded Nielsen Audio.

The Company incurred acquisition related expenses of $1 million for the three months ended March 31, 2013, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of the Company and Arbitron for the three months ended March 31, 2013, as if the acquisition had occurred on January 1, 2013, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

(IN MILLIONS)	Three Months Ended March 31, 2013
Revenues	$1,432
Income from continuing operations	$31

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that the Company would have attained had the acquisition of Arbitron been completed as of the beginning of the reporting period. The Arbitron results of operations are fully reflected in Nielsen’s consolidated results of operations for the three months ended March 31, 2014.

Other Acquisitions

For the three months ended March 31, 2014, Nielsen paid cash consideration of $184 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2014, the impact on Nielsen’s consolidated results of operations would not have been material.

For the three months ended March 31, 2013, Nielsen paid cash consideration of $11 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2013, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Discontinued Operations

On February 3, 2014, Nielsen completed the acquisition of Harris Interactive, Inc., a leading global market research firm, through the purchase of all outstanding shares of Harris Interactive’s common stock for $2.04 per share. Further, in March 2014, the Company classified the net assets of the Harris Interactive European operations (“Harris Europe”) as held for sale.  As of March 31, 2014, the Company’s condensed consolidated balance sheet included $19 million of assets in prepaid expenses and other current assets and $12 million of liabilities in accounts payable and other current liabilities classified as held for sale related to this business. The condensed consolidated statements of operations reflect the operating results of Harris Europe as a discontinued operation.

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

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended March 31,
(IN MILLIONS)	2014	2013
Revenue	$5	$60
Operating income	—	24
Interest expense	—	(5)
Income from operations before income taxes	—	19
Provision for income taxes	—	(7)
Income from operations	—	12
Income from discontinued operations	$—	$12

Nielsen allocated a portion of its consolidated interest expense to discontinued operations based upon the ratio of net assets sold as a proportion of consolidated net assets. For the three months ended March 31, 2014 and 2013, interest expense of zero and $5 million, respectively, was allocated to discontinued operations.

Following are the major categories of cash flows from discontinued operations, as included in Nielsen’s condensed consolidated statements of cash flows:

	Three Months Ended March 31,
(IN MILLIONS)	2014	2013
Net cash provided by operating activities	$—	$16
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
	$—	$16

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2014.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2013	$3,005	$4,679	$7,684
Acquisitions, divestitures and other adjustments	137	—	137
Effect of foreign currency translation	(9)	—	(9)
Balance, March 31, 2014	$3,133	$4,679	$7,812

At March 31, 2014, $161 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	$164	$156	$(57)	$(53)
Customer-related intangibles	2,931	2,882	(934)	(897)
Covenants-not-to-compete	36	36	(22)	(19)
Computer software	1,738	1,668	(992)	(941)
Patents and other	101	95	(69)	(67)
Total	$4,970	$4,837	$(2,074)	$(1,977)

Amortization expense associated with the above intangible assets was $97 million and $75 million for the three months ended March 31, 2014 and 2013, respectively. These amounts included amortization expense associated with computer software of $51 million and $39 million for the three months ended March 31, 2014 and 2013, respectively.

6. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2014 and 2013, respectively.

	Currency Translation Adjustments	Available- for-Sale Securities	Cash Flow Hedges	Post Employment Benefits	Total
(IN MILLIONS)
Balance December 31, 2013	$(114)	$9	$(5)	$(267)	$(377)
Other comprehensive (loss)/income before reclassifications	(7)	2	(2)	1	(6)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	—	2	2	4
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(7)	2	—	3	(2)
Balance March 31, 2014	$(121)	$11	$(5)	$(264)	$(379)

	Currency Translation Adjustments	Available- for-Sale Securities	Cash Flow Hedges	Post Employment Benefits	Total
(IN MILLIONS)
Balance December 31, 2012	$(13)	$—	$(13)	$(297)	$(323)
Other comprehensive (loss)/income before reclassifications	(27)	3	—	1	(23)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	—	2	3	5
Net current period other comprehensive (loss)/income	(27)	3	2	4	(18)
Net current period other comprehensive loss attributable to noncontrolling interest	2	—	—	—	2
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(29)	3	2	4	(20)
Balance March 31, 2013	$(42)	$3	$(11)	$(293)	$(343)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended March 31, 2014 and 2013, respectively.

(IN MILLIONS)	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Income components	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Affected Line Item in the Condensed Consolidated Statement of Operations
Cash flow hedges
Interest rate contracts	$4	$4	Interest expense
	2	2	Provision for income taxes
	$2	$2	Total, net of tax
Amortization of Post Employment Benefits
Actuarial loss	$3	$4	(a)
	1	1	Provision for income taxes
	$2	$3	Total, net of tax
Total reclassification for the period	$4	$5	Net of tax

(a)This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

7. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2013	$99
Charges	24
Payments	(43)
Non cash charges and other adjustments	2
Balance at March 31, 2014	$82

Nielsen recorded $24 million in restructuring charges for the three months ended March 31, 2014, primarily relating to severance costs.

Nielsen recorded $35 million in restructuring charges for the three months ended March 31, 2013, primarily relating to severance and contract termination costs.

        Of the $82 million in remaining liabilities for restructuring actions, $69 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of March 31, 2014.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

(IN MILLIONS)	March 31, 2014	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$32	$32	$—	$—
Plan assets for deferred compensation(2)	26	26	—	—
Interest rate swap arrangements(4)	2	—	2	—
Investment in mutual funds(3)	2	2	—	—
Total	$62	$60	$2	$—
Liabilities:
Interest rate swap arrangements(4)	$12	$—	$12	$—
Deferred compensation liabilities(5)	26	26	—	—
Total	$38	$26	$12	$—

	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Investments in equity securities(1)	$28	$28	$—	$—
Plan assets for deferred compensation(2)	25	25	—	—
Investment in mutual funds(3)	2	2	—	—
Total	$55	$55	$—	$—
Liabilities:
Interest rate swap arrangements(4)	$10	$—	$10	$—
Deferred compensation liabilities(5)	25	25	—	—
Total	$35	$25	$10	$—

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

Nielsen manages exposure to possible defaults on derivative financial instruments by monitoring the concentration of risk that Nielsen has with any individual bank and through the use of minimum credit quality standards for all counterparties. Nielsen does not require collateral or other security in relation to derivative financial instruments. A derivative contract entered into between Nielsen or certain of its subsidiaries and a counterparty that was also a lender under Nielsen’s senior secured credit facilities at the time the derivative contract was entered into is guaranteed under the senior secured credit facilities by Nielsen and certain of its subsidiaries (see Note 9 - Long-term Debt and Other Financing Arrangements for more information). Since it is Nielsen’s policy to only enter into derivative contracts with banks of internationally acknowledged standing, Nielsen considers the counterparty risk to be remote.

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At March 31, 2014, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

As of March 31, 2014 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014			December 31, 2013
Derivatives Designated as Hedging Instruments (IN MILLIONS)	Other Non- Current Assets	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities	Accounts Payable and Other Current Liabilities	Other Non- Current Liabilities
Interest rate swaps	$2	$2	$10	$2	$8

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended March 31, 2014 and 2013 was as follows:

Derivatives in Cash Flow Hedging Relationships (IN MILLIONS)	Amount of Loss Recognized in OCI (Effective Portion) Three Months Ended March 31,		Location of Loss Reclassified from OCI into Income (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion) Three Months Ended March 31,
	2014	2013		2014	2013
Interest rate swaps	$4	$—	Interest expense	$4	$4

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

The Company did not measure any material non-financial assets or liabilities at fair value during the three months ended March 31, 2014.

9. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of March 31, 2014.

	March 31, 2014			December 31, 2013
(IN MILLIONS)	Weighted Interest Rate	Carrying Amount	Fair Value	Weighted Interest Rate	Carrying Amount	Fair Value
$2,532 million Senior secured term loan (LIBOR based variable rate of 2.90%) due 2016		2,501	2,503		2,507	2,512
$1,222 million Senior secured term loan (LIBOR based variable rate of 2.15%) due 2017		1,100	1,101		1,115	1,113
€289 million Senior secured term loan (Euro LIBOR based variable rate of 3.20%) due 2016		394	395		394	395
$635 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2016		30	30		—	—
Total senior secured credit facilities (with weighted-average interest rate)	2.89%	4,025	4,029	2.89%	4,016	4,020
$1,080 million 7.75% senior debenture loan due 2018		1,083	1,157		1,083	1,172
$800 million 4.50% senior debenture loan due 2020		800	808		800	779
$625 million 5.50% senior debenture loan due 2021		625	654		625	636
Total debenture loans (with weighted-average interest rate)	6.51%	2,508	2,619	6.51%	2,508	2,587
Other loans		5	5		5	5
Total long-term debt	4.28%	6,538	6,653	4.28%	6,529	6,612
Capital lease and other financing obligations		108			111
Total debt and other financing arrangements		6,646			6,640
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		185			148
Non-current portion of long-term debt and capital lease and other financing obligations		$6,461			$6,492

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For April 1, 2014 to December 31, 2014	$144
2015	157
2016	2,996
2017	733
2018	1,083
2019	—
Thereafter	1,425
$6,538

Subsequent Event

In April 2014, Nielsen completed the issuance of $750 million aggregate principal amount of 5.0% Senior Notes due 2022 at par.  In addition, in April 2014, the Company entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement, which provides for three new classes of term loans, Class A Term Loans, Class B-1 Term Loans and Class B-2 Term Loans, in a combined aggregate principal amount of $3,180 million and €286 million, the proceeds of which, when combined with the net proceeds from the $750 million 5.0% Senior Notes, were used to repay and replace the Company’s existing Class D Term Loans maturing in February 2017 and the Class E Term Loans maturing in May 2016.  Concurrent with the refinancing of the term loans, the existing $635 million revolving credit facility with a final maturity in April 2016 was replaced with new aggregate revolving credit commitments of $575 million with a final maturity in April 2019.  Finally, in April 2014 the Company issued a redemption notice for $280 million in principal amount of the $1,080 million aggregate principal amount of the currently outstanding 7.75% Senior Notes due 2018.  The redemption will occur in May 2014 and is expected to be financed with proceeds from the new term loans.  As a result of these transactions, the Company expects to record a pre-tax charge of approximately $50 million during the second quarter of 2014 to other expense, net in the condensed consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized deferred financing fees associated with the Class D and E term loans and certain costs incurred in connection with the refinancings.

The Class A Term Loans were issued with an aggregate principal balance of $1,580 million, maturing in full in April 2019. The Class A Term Loans shall be required to be repaid in an amount equal to 5% of the original principal amount in the first year after the closing date, 5% in the second year, 7.5% in the third year, 10% in the fourth year, and 72.5% in the fifth year (with payments in each year being made in equal quarterly installments other than the fifth year, in which payments shall be equal to 3.75% of the original principal amount in each of the first three quarters, with the balance repayable on the maturity date).  Class A Term Loans bear interest equal to, at our election, a base rate or eurocurrency rate, in each case plus an applicable margin, which ranges from 0.50% to 1.25% (in the case of base rate loans) or 1.50% to 2.25% (in the case of eurocurrency rate loans).  The specific applicable margin is determined by the Company’s total leverage ratio (as defined in the credit agreement).

The Class B-1 Term Loans were issued with an aggregate principal balance are $500 million, maturing in full in May 2017 and are required to be repaid in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of Class B-1 Term Loans, with the balance payable in May 2017.  Class A Term Loans bear interest equal to, at our election, a base rate or eurocurrency rate, in each case plus an applicable margin, which is equal to 1.25% (in the case of base rate loans) and 2.25% (in the case of eurocurrency rate loans).

The Class B-2 Term Loans were issued with an aggregate principal balance of $1,100 million and €286 million, maturing in full in April 2021 and are required to be repaid in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of Class B-2 Term Loans, with the balance payable in April 2021.  Class B-2 Term Loans denominated in dollars bear interest equal to, at our election, a base rate or eurocurrency rate, in each case plus an applicable margin, which is equal to 2.00% (in the case of base rate loans) and 3.00% (in the case of eurocurrency rate loans). Class B-2 Term Loan denominated in Euros bear interest equal to the eurocurrency rate plus an applicable margin of 3.00%.

          The Fourth Amended and Restated Senior Secured Credit Agreement contains substantially the same affirmative covenants as the Third Amended and Restated Senior Secured Credit Agreement.  However, certain negative covenants, including the limitation on the ability of Nielsen and certain of its subsidiaries to make investments and restricted payments and incur debt and liens have been amended, and the financial covenant requiring compliance with certain total leverage ratios have been revised and the covenant in respect of interest coverage ratios has been eliminated.

10. Income Taxes

The effective tax rates for the three months ended March 31, 2014 and 2013 were 43% and 42%, respectively. The tax rates for the three months ended March 31, 2014 and 2013 were higher than statutory rate as a result of the tax impact of the Venezuela currency revaluation, profits generated in jurisdictions with higher tax rates than the statutory rate and accrual for future audit settlements offset by the favorable impact of certain financing activities and release of tax contingencies.

Liabilities for unrecognized income tax benefits totaled $492 million and $457 million as of March 31, 2014 and December 31, 2013, respectively. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

The Company files numerous consolidated and separate income tax returns in the U.S. and in many state and foreign jurisdictions. With few exceptions the Company is no longer subject to U.S. Federal income tax examination for 2006 and prior periods. In addition, the Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 2004 through 2013.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended March 31, 2014
Revenues	$837	$652	$—	$1,489
Depreciation and amortization	$54	$86	$1	$141
Restructuring charges	$18	$3	$3	$24
Stock-based compensation expense	$6	$4	$2	$12
Operating income/(loss)	$40	$173	$(20)	$193
Total assets as of March 31, 2014	$6,971	$8,231	$274	$15,476

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended March 31, 2013
Revenues	$811	$508	$—	$1,319
Depreciation and amortization	$48	$71	$2	$121
Restructuring charges	$11	$8	$16	$35
Stock-based compensation expense	$3	$2	$5	$10
Operating income/(loss)	$56	$119	$(33)	$142
Total assets as of December 31, 2013	$6,768	$8,326	$422	$15,516

13. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the condensed consolidating balance sheet as of March 31, 2014 and December 31, 2013, condensed consolidating statements of operations for three months ended March 31, 2014 and 2013 and condensed consolidating statement cash flows for the three months ended March 31, 2014 and 2013. The Senior Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and subject to certain exceptions, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly-owned U.S. subsidiaries of ACN Holdings, Inc., in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are Nielsen Finance LLC and Nielsen Finance Co., both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors and The Nielsen Company (Luxembourg) S ar l., a wholly owned subsidiary of Nielsen Holding and Finance B.V. The historical financial information has been updated to reflect The Nielsen Company (Luxembourg) S ar l. as an issuer.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the three months ended March 31, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$803	$686	$—	$1,489
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	307	335	—	642
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	248	241	—	489
Depreciation and amortization	—	—	110	31	—	141
Restructuring charges	—	—	12	12	—	24
Operating income	—	—	126	67	—	193
Interest income	—	208	12	2	(221)	1
Interest expense	—	(73)	(213)	(12)	221	(77)
Foreign currency exchange transaction income/(expense), net	—	—	1	(28)	—	(27)
Other expense/(income), net	—	—	(10)	7	—	(3)
Income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	—	135	(84)	36	—	87
(Provision)/benefit for income taxes	(2)	(47)	23	(11)	—	(37)
Equity in net income of subsidiaries	56	(34)	118	—	(140)	—
Equity in net (loss)/income of affiliates	—	—	(1)	2	—	1
Net income	54	54	56	27	(140)	51
Less net loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Net income attributable to controlling interest	54	54	56	30	(140)	54
Total other comprehensive (loss)/income	(2)	(15)	(3)	5	13	(2)
Total comprehensive income	52	39	53	32	(127)	49
Comprehensive loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Total comprehensive income attributable to controlling interest	$52	$39	$53	$35	$(127)	$52

The Nielsen Company B.V.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the three months ended March 31, 2013

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$657	$662	$—	$1,319
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	258	321	—	579
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	210	232	—	442
Depreciation and amortization	—	—	92	29	—	121
Restructuring charges	—	—	19	16	—	35
Operating income	—	—	78	64	—	142
Interest income	—	178	13	4	(194)	1
Interest expense	—	(77)	(181)	(12)	194	(76)
Foreign currency exchange transaction losses, net	—	—	—	(12)	—	(12)
Other (expense)/income, net	—	(12)	19	(19)	—	(12)
Income from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	—	89	(71)	25	—	43
(Provision)/benefit for income taxes	—	(20)	13	(11)	—	(18)
Equity in net income/(loss) of subsidiaries	37	(32)	82	—	(87)	—
Equity in net (loss)/income of affiliates	—	—	(2)	1	—	(1)
Income from continuing operations	37	37	22	15	(87)	24
Income/(loss) from discontinued operations, net of tax	—	—	15	(3)	—	12
Net income	37	37	37	12	(87)	36
Less net loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net income attributable to controlling interest	37	37	37	13	(87)	37
Total other comprehensive loss	(20)	(18)	(17)	(62)	99	(18)
Total other comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2
Total other comprehensive loss attributable to controlling interests	(20)	(18)	(17)	(64)	99	(20)
Total comprehensive income/(loss)	17	19	20	(50)	12	18
Comprehensive income attributable to noncontrolling interests	—	—	—	1	—	1
Total comprehensive income/(loss) attributable to controlling interests	$17	$19	$20	$(51)	$12	$17

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet (Unaudited)

March 31, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$—	—	30	268	—	298
Trade and other receivables, net	—	—	460	732	—	1,192
Prepaid expenses and other current assets	—	11	258	177	—	446
Intercompany receivables	7	203	174	171	(555)	—
Total current assets	7	214	922	1,348	(555)	1,936
Non-current assets
Property, plant and equipment, net	—	—	313	217	—	530
Goodwill	—	—	5,577	2,235	—	7,812
Other intangible assets, net	—	—	4,377	440	—	4,817
Deferred tax assets	—	7	73	36	—	116
Other non-current assets	—	38	101	126	—	265
Equity investment in subsidiaries	5,729	2,090	7,758	—	(15,577)	—
Intercompany loans	—	10,328	536	1,333	(12,197)	—
Total assets	$5,736	$12,677	$19,657	$5,735	$(28,329)	$15,476
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$84	$278	$551	$—	$913
Deferred revenues	—	—	185	160	—	345
Income tax liabilities	2	—	43	36	—	81
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	144	40	1	—	185
Intercompany payables	7	2	379	167	(555)	—
Total current liabilities	9	230	925	915	(555)	1,524
Non-current liabilities
Long-term debt and capital lease obligations	—	6,359	85	17	—	6,461
Deferred tax liabilities	—	74	724	73	—	871
Intercompany loans	—	—	11,667	530	(12,197)	—
Other non-current liabilities	2	9	527	275	—	813
Total liabilities	11	6,672	13,928	1,810	(12,752)	9,669
Total stockholders’ equity	5,725	6,005	5,729	3,844	(15,577)	5,726
Noncontrolling interests	—	—	—	81	—	81
Total equity	5,725	6,005	5,729	3,925	(15,577)	5,807
Total liabilities and equity	$5,736	$12,677	$19,657	$5,735	$(28,329)	$15,476

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet

December 31, 2013

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$—	$—	$205	$347	$—	$552
Trade and other receivables, net	—	—	447	747	—	1,194
Prepaid expenses and other current assets	—	11	225	138	—	374
Intercompany receivables	—	190	169	176	(535)	—
Total current assets	—	201	1,046	1,408	(535)	2,120
Non-current assets
Property, plant and equipment, net	—	—	327	233	—	560
Goodwill	—	—	5,493	2,191	—	7,684
Other intangible assets, net	—	—	4,360	421	—	4,781
Deferred tax assets	1	7	57	50	—	115
Other non-current assets	—	39	99	118	—	256
Equity investment in subsidiaries	5,730	2,093	7,632	—	(15,455)	—
Intercompany loans	—	10,224	495	1,289	(12,008)	—
Total assets	$5,731	$12,564	$19,509	$5,710	$(27,998)	$15,516
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$47	$367	$572	$—	$1,020
Deferred revenues	—	—	154	156	—	306
Income tax liabilities	—	—	13	42	—	55
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	136	11	7	—	148
Intercompany payables	—	5	377	153	(535)	—
Total current liabilities	—	188	922	932	(535)	1,529
Non-current liabilities
Long-term debt and capital lease obligations	—	6,388	86	18	—	6,492
Deferred tax liabilities	—	74	720	70	—	864
Intercompany loans	—	—	11,513	495	(12,008)	—
Other non-current liabilities	2	8	538	277	—	825
Total liabilities	2	6,658	13,779	1,814	(12,543)	9,710
Total stockholders’ equity	5,729	5,906	5,730	3,818	(15,455)	5,728
Noncontrolling interests	—	—	—	78	—	78
Total equity	5,729	5,906	5,730	3,896	(15,455)	5,806
Total liabilities and equity	$5,731	$12,564	$19,509	$5,710	$(27,998)	$15,516

The Nielsen Company B.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by operating activities	$—	$178	$(70)	$(16)	$92
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(114)	(70)	(184)
Additions to property, plant and equipment and other assets	—	—	(10)	(4)	(14)
Additions to intangible assets	—	—	(59)	(4)	(63)
Other investing activities	—	—	(6)	—	(6)
Net cash used in investing activities	—	—	(189)	(78)	(267)
Financing activities:
Net borrowings under revolving credit facility	—	—	30	—	30
Repayments of debt	—	(23)	—	(1)	(24)
Capital contributions to parent	(65)	—	—	—	(65)
Activity under stock plans	—	—	—	(1)	(1)
Other financing activities	65	(155)	54	34	(2)
Net cash (used in)/provided by financing activities	—	(178)	84	32	(62)
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(17)	(17)
Net decrease in cash and cash equivalents	—	—	(175)	(79)	(254)
Cash and cash equivalents at beginning of period	—	—	205	347	552
Cash and cash equivalents at end of period	$—	$—	$30	$268	$298

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2013

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$—	$183	$(106)	$(25)	$52
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(10)	(1)	(11)
Additions to property, plant and equipment and other assets	—	—	(5)	(4)	(9)
Additions to intangible assets	—	—	(57)	(4)	(61)
Other investing activities	—	—	—	(1)	(1)
Net cash used in investing activities	—	—	(72)	(10)	(82)
Financing activities:
Net borrowings under revolving credit facility	—	—	55	—	55
Proceeds from the issuance of debt, net of issuance costs	—	1,866	1	—	1,867
Repayments of debt	—	(1,889)	—	—	(1,889)
Increase in other short-term borrowings	—	—	—	1	1
Capital contributions to parent	(35)	—	—	—	(35)
Activity under stock plans	—	—	(2)	(2)	(4)
Settlement of intercompany and other financing activities	35	(160)	112	8	(5)
Net cash (used in)/provided by financing activities	—	(183)	166	7	(10)
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(15)	(15)
Net decrease in cash and cash equivalents	—	—	(12)	(43)	(55)
Cash and cash equivalents at beginning of period	—	—	24	263	287
Cash and cash equivalents at end of period	$—	$—	$12	$220	$232

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis of The Nielsen Company B.V. (“the Company” or “Nielsen”) for the year ended December 31, 2013 as contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on February 21, 2014, and presumes that readers have read or have access to such discussion and analysis. The following discussion and analysis should also be read together with the accompanying Condensed Consolidated Financial Statements and related notes thereto. Further, this report may contain material that includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Nielsen’s current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Such forward-looking statements are subject to many risks, uncertainties and factors relating to Nielsen’s operations and business environment that may cause actual results to be materially different from any future results, express or implied, by such forward-looking statements, including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2013 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report. Unless required by context, references to “we”, “us”, and “our” refer to Nielsen and each of its consolidated subsidiaries.

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

On September 30, 2013, we completed the acquisition of Arbitron Inc. (“Arbitron”), an international media and marketing research firm through the purchase of 100% of Arbitron’s outstanding common stock for a total cash purchase price of $1.3 billion. Arbitron is expected to help us better address client needs in unmeasured areas of media consumption, including streaming audio and out-of-home, and our global distribution footprint can help expand Arbitron’s capabilities outside of the U.S. With Arbitron’s assets, we intend to further expand our Watch segment’s audience measurement across screens and forms of listening. Arbitron has been rebranded Nielsen Audio.

On February 3, 2014, we completed the acquisition of Harris Interactive, Inc., a leading global market research firm though the purchase of all outstanding shares of Harris Interactive’s common stock for $2.04 per share (total purchase price of $116 million). Harris Interactive is expected to expand our footprint with important industry verticals including pharmaceutical, automobile and financial services.

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

Our Watch segment provides viewership and listening data and analytics primarily to the media and advertising industries for television, radio, online and mobile viewing and listening platforms. Our Watch data is used by our media clients to understand their audiences, establish the value of their advertising inventory and maximize the value of their content, and by our advertising clients to plan and optimize their spending.

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

Factors Affecting Our Financial Results

Acquisitions and Investments in Affiliates

Arbitron Acquisition

On September 30, 2013, we completed the acquisition of Arbitron for a total cash purchase price of $1.3 billion.

We incurred acquisition-related expenses of $1 million for the three months ended March 31, 2013, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of us and Arbitron for the three months ended March 31, 2013, as if the acquisition had occurred on January 1, 2013, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

(IN MILLIONS)	Three Months Ended March 31, 2013
Revenues	$1,432
Net Income	$31

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that we would have attained had the acquisition of Arbitron been completed as of the beginning of the reporting period.

The Arbitron results of operations are fully reflected in our consolidated results of operations for the three months ended March 31, 2014.

Other Acquisitions

For the three months ended March 31, 2014, we paid cash consideration of $184 million associated with both current period and previously executed acquisitions, net of cash acquired. Had such current period acquisitions occurred as of January 1, 2014, the impact on our consolidated results of operations would not have been material.

For the three months ended March 31, 2013, we paid cash consideration of $11 million associated with both current period and previously executed acquisitions, net of cash acquired. Had such current period acquisitions occurred as of January 1, 2013, the impact on our consolidated results of operations would not have been material.

Discontinued Operations

On February 3, 2014, we completed the acquisition of Harris Interactive, Inc., a leading global market research firm, through the purchase of all outstanding shares of Harris Interactive’ s common stock for $2.04 per share. Further, in March 2014, we classified the net assets of the Harris Interactive European operations (“Harris Europe”) as held for sale.  As of March 31, 2014, our condensed consolidated balance sheet included $19 million of assets in prepaid expenses and other current assets and $12 million of liabilities in accounts payable and other current liabilities classified as held for sale related to this business.  The condensed consolidated statements of operations reflect the operating results of Harris Europe as a discontinued operation.

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

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended March 31,
(IN MILLIONS)	2014	2013
Revenue	$5	$60
Operating income	—	24
Interest expense	—	(5)
Income from operations before income taxes	—	19
Provision for income taxes	—	(7)
Income from operations	—	12
Net income attributable to noncontrolling interests	—	—
Gain on sale, net of tax	—	—
Income from discontinued operations	$—	$12

We allocated a portion of our consolidated interest expense to discontinued operations based upon the ratio of net assets sold as a proportion of consolidated net assets.   For the three months ended March 31, 2014 and 2013, interest expense of zero and $5 million, respectively, was allocated to discontinued operations.

Following are the major categories of cash flows from discontinued operations, as included in our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
(IN MILLIONS)	2014	2013
Net cash provided by operating activities	$—	$16
Net cash provided by investing activities	—	—
Net cash used in financing activities	—	—
	$—	$16

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

	Three Months Ended March 31,
	2014	2013
U.S. Dollar	55%	53%
Euro	12%	11%
Other Currencies	33%	36%
Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.37 to €1.00 and $1.32 to €1.00 for the three months ended March 31, 2014 and 2013, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

We have operations in both our Buy and Watch segments in Venezuela and the functional currency for these operations was the Venezuelan Bolivares Fuertes. Venezuela’s currency has been considered hyperinflationary since January 1, 2010, and, accordingly, has been denominated in U.S. dollars since January 1, 2010 and will continue to be until Venezuela’s currency is deemed to be non-hyperinflationary.

In February 2013, the Venezuelan government devalued its currency by 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended. As a result of this change, we recorded a charge of $12 million in 2013 in foreign currency exchange transaction losses, net in the condensed consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

Based on recent changes to Venezuelan currency rate mechanisms as of March 31, 2014, we are changing the exchange rate we use to remeasure our Venezuelan Buy and Watch subsidiaries’ financial statements in U.S. dollars. As of such date, we began using the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Administration (“SICAD l”). As of March 31, 2014, the SICAD l exchange rate was 10.8 bolivars to the U.S. dollar, compared to the official exchange rate of 6.3 bolivars to the U.S. dollar we used previously. As a result of this change, we recorded a charge of $20 million in foreign currency exchange transaction losses, net in the condensed consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

We will continue to assess the appropriate conversion rate based on events in Venezuela and the Company’s specific facts and circumstances.

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

Results of Operations—Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(IN MILLIONS)	2014	2013
Revenues	$1,489	$1,319
Cost of revenues, exclusive of depreciation and amortization shown separately below	642	579
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	489	442
Depreciation and amortization	141	121
Restructuring charges	24	35
Operating income	193	142
Interest income	1	1
Interest expense	(77)	(76)
Foreign currency exchange transaction losses, net	(27)	(12)
Other expense, net	(3)	(12)
Income from continuing operations before income taxes and equity in net income/(loss) of affiliates	87	43
Provision for income taxes	(37)	(18)
Equity in net income/(loss) of affiliates	1	(1)
Income from continuing operations	51	24
Income from discontinued operations, net of tax	—	12
Net income	$51	$36

Consolidated Results for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenues

Revenues increased 12.9% to $1,489 million for the three months ended March 31, 2014 from $1,319 million for the three months ended March 31, 2013, or an increase of 15.1% on a constant currency basis, excluding a 2.2% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of the Arbitron and Harris Interactive acquisitions, revenues increased 2.8% (4.8% on a constant currency basis). Revenues within our Buy segment increased 3.2% (5.9% on a constant currency basis). Excluding the impact of the Harris Interactive acquisition, Buy segment revenues increased 1.2% (3.9% on a constant currency basis).  Revenues within our Watch segment increased 28.3% (29.4% on a constant currency basis). Excluding the impact of the Arbitron acquisition, Watch segment revenues increased 5.3% (6.2% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 10.9% to $642 million for the three months ended March 31, 2014 from $579 million for the three months ended March 31, 2013, or an increase of 12.4% on a constant currency basis, excluding a 1.5% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 7.6% (9.6% on a constant currency basis) due primarily to the impact of the Harris Interactive acquisition in February 2014, the continued global expansion of our services as well as investment in our footprint in the emerging markets. Costs within our Watch segment increased 16.1% (16.7% on a constant currency basis) due primarily to the impact of the Arbitron acquisition in September 2013 partially offset by the impact of productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 10.6% to $489 million for the three months ended March 31, 2014 from $442 million for the three months ended March 31, 2013, or an increase of 12.7% on a constant currency basis, excluding a 2.1% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 0.6% (2.8% on a constant currency basis) due primarily to the impact of the Harris Interactive acquisition in February 2014 as well as other investments associated with the global expansion of our services. Costs within our Watch segment increased 43.4% (44.8% on a constant currency basis) due primarily to the impact of the Arbitron acquisition in September 2013 as well as the impact of investments in product development initiatives. Corporate costs were flat for the period.

Depreciation and Amortization

Depreciation and amortization expense was $141 million for the three months ended March 31, 2014 as compared to $121 million for the three months ended March 31, 2013. This increase was primarily due to higher depreciation and amortization expense associated with assets acquired in business combinations and higher capital expenditures.

For the three months ended March 31, 2014 and 2013, depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $50 million and $36 million, respectively.

Restructuring Charges

We recorded $24 million in restructuring charges relating to employee severance associated with productivity initiatives for the three months ended March 31, 2014.

We recorded $35 million in restructuring charges relating to employee severance and contract termination costs for the three months ended March 31, 2013.

Operating Income

Operating income for the three months ended March 31, 2014 was $193 million as compared to $142 million for the three months ended March 31, 2013. Operating income within our Buy segment was $40 million for the three months ended March 31, 2014 as compared to $56 million for the three months ended March 31, 2013. Operating income within our Watch segment was $173 million for the three months ended March 31, 2014 as compared to $119 million for the three months ended March 31, 2013. Corporate operating expenses were $20 million for the three months ended March 31, 2014 as compared to $33 million for the three months ended March 31, 2013.

Interest Expense

Interest expense was $77 million for the three months ended March 31, 2014 as compared to $78 million for the three months ended March 31, 2013. This decline is primarily due to our refinancing of the Class A, B and C senior secured term loans in February 2013, the maturity of the mandatory convertible debt in February of 2013 and the refinancing of the 11.625% senior notes in October 2013 substantially offset by the interest expense allocated to our discontinued operations in the three months ended March 31, 2013 as discussed in the “Discontinued Operations” section in “Factors Affecting Nielsen’s Financial Results” above.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.37 to €1.00 for the three months ended March 31, 2014 as compared to $1.32 to €1.00 for the three months ended March 31, 2013.

We incurred losses of $27 million and $12 million for the three months ended March 31, 2014 and 2013, respectively, resulting primarily from the devaluation of the Venezuela bolivars Fuertes as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results” as well as the fluctuations in certain foreign currencies associated with intercompany transactions.

Other Expense, Net

Other expense, net was $3 million and $12 million for the three months ended March 31, 2014 and 2013, respectively. The $3 million of other expense, net for the three months ended March 31, 2014, relates to a $3 million write down of an investment in a cost method investment. The $12 million other expense, net for the three months ended March 31, 2013 primarily relates to the write-off of deferred financing costs and other costs associated with the amendment of our Senior Secured Credit Agreement.

Income Taxes

The effective tax rates for the three months ended March 31, 2014 and 2013 were 43% and 42%, respectively. The tax rates for the three months ended March 31, 2014 and 2013 were higher than statutory rates as a result of the tax impact of the Venezuela currency revaluation, profits generated in jurisdictions with higher tax rates than the statutory rate and accrual for future audit settlements offset by the favorable impact of certain financing activities and release of tax contingencies.

Liabilities for unrecognized tax benefits totaled $492 million and $457 million as of March 31, 2014 and December 31, 2013, respectively. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

Business Segment Results for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenues

The table below sets forth our segment revenue performance data for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended March 31, 2014 Reported	Three Months Ended March 31, 2013 Reported	% Variance 2014 vs. 2013 Reported	Three Months Ended March 31, 2013 Constant Currency	% Variance 2014 vs. 2013 Constant Currency
Revenues by segment
Buy(a)	$837	$811	3.2%	$790	5.9%
Watch(b)	652	508	28.3%	504	29.4%
Total(c)	$1,489	$1,319	12.9%	$1,294	15.1%
(a)

The Buy segment includes results of Harris Interactive for the three months ended March 31, 2014 commencing on February 3, 2014, the acquisition date. Excluding the impact from the Harris Interactive acquisition, total Buy revenue was $821 million, an increase of 1.2% (3.9% on a constant currency basis).

(b)

The Watch segment includes Arbitron results for the three months ended March 31, 2014. Excluding the impact from the Arbitron acquisition, total Watch revenue was $535 million, an increase of 5.3% (6.2% on a constant currency basis).

(c)

Total Nielsen revenue includes both results of Arbitron (full period) and Harris Interactive (from February 3, 2014) for the three months ended March 31, 2014. Excluding the impact from the two acquisitions, total Nielsen revenue was $1,356 million, an increase of 2.8% (4.8% on a constant currency basis).

Buy Segment Revenues

Revenues increased 3.2% to $837 million for the three months ended March 31, 2014 from $811 million for the three months ended March 31, 2013, (5.9% on a constant currency basis). Excluding the impact of the Harris Interactive acquisition, revenues increased 1.2% (3.9% on a constant currency basis). Revenues from Developing markets decreased 0.7% (an increase of 7.6% on a constant currency basis) and revenues from Developed markets increased 5.2% (5.2% on a constant currency basis). Excluding the impact from the Harris Interactive acquisition, revenues from Developed markets increased 2.2% (2.2% on a constant currency basis).

Revenues from Information services increased 1.2% to $656 million for the three months ended March 31, 2014 from $648 million for the three months ended March 31, 2013 (4.0% on a constant currency basis).  Growth in Information services was driven by increased client investment in retail measurement around the globe as well as the addition of new clients in developed markets.

Revenues from Insights services increased 11.0% to $181 million for the three months ended March 31, 2014 from $163 million for the three months ended March 31, 2013 (13.8% on a constant currency basis). Excluding the impact of the Harris acquisition, revenues from Insights services increased 1.2% (3.8% on a constant currency basis), driven by strength in developed and developing markets.

Watch Segment Revenues

Revenues increased 28.3% to $652 million for the three months ended March 31, 2014 from $508 million for the three months ended March 31, 2013, (29.4% on a constant currency basis). Excluding the impact of the Arbitron acquisition, revenues increased 5.3% (6.2% on a constant currency basis). Audience measurement revenue, excluding Arbitron, grew 5.1% (6.0% on a constant currency basis). The increase in Watch revenues was driven by the continued strength of audience measurement, including momentum in Digital and Advertiser Solutions.

Business Segment Operating Income/(Loss)

We do not allocate items below operating income/(loss) to our business segments and therefore the table below sets forth a summary of operating income/(loss) at the business segment level for the three months ended March 31, 2014 and 2013.

(IN MILLIONS)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Variance 2014 vs. 2013
Operating income/(loss) by segment
Buy	$40	$56	$(16)
Watch	173	119	54
Corporate and Eliminations	(20)	(33)	13
Total	$193	$142	$51

Buy Segment Operating Income

Operating income was $40 million for the three months ended March 31, 2014 compared to $56 million for the three months ended March 31, 2013 as the revenue performance mentioned above was more than offset by higher restructuring charges, depreciation and amortization expense and stock based compensation expense.

Watch Segment Operating Income

Operating income was $173 million for the three months ended March 31, 2014 compared to $119 million for the three months ended March 31, 2013. The increase was driven primarily by the revenue performance discussed above and the impact of productivity initiatives partially offset by higher depreciation and amortization expense.

Corporate Expenses and Eliminations

Operating expenses were $20 million for the three months ended March 31, 2014 as compared to $33 million for the three months ended March 31, 2013 due primarily to higher restructuring charges for the three months ended March 31, 2013.

Liquidity and Capital Resources

Overview

We have consistently generated strong cash flows from operations, providing a source of funds of $92 million during the three months ended March 31, 2014 as compared to $52 million for the three months ended March 31, 2013, an increase of $40 million or 76.9%.  We provide for additional liquidity through several sources including, maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the three months ended March 31, 2014 and 2013:

(IN MILLIONS)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net cash from operating activities	$92	$52
Cash and cash equivalents	$298	$232
Revolving credit facility	$602	$567

Of the $298 million in cash and cash equivalents, approximately $287 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

We continue to focus on de-levering our balance sheet, extending debt maturities and reducing cash interest expense. In 2013 we re-priced $3 billion of our term loan facility, issued $625 million of 5.50% Senior Notes and redeemed certain of our notes issued with higher rates of interest. The below table illustrates the results of these efforts through the decrease in our weighted average interest rate and cash paid for interest over the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Weighted average interest rate	4.28%	4.49%
Cash paid for interest, net of amounts capitalized (in millions)	$34	$56

In April 2014, we completed the issuance of $750 million aggregate principal amount of 5.0% Senior Notes due 2022 at par.  In addition, in April 2014 we entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement, which provides for three new classes of term loans, Class A Term Loans, Class B-1 Term Loans and Class B-2 Term Loans, in a combined aggregate principal amount of $3,180 million and €286 million, the proceeds of which, when combined with the net proceeds from the $750 million 5.0% Senior Notes, were used to repay and replace our existing Class D Term Loans maturing in February 2017 and the Class E Term Loans maturing in May 2016.  Concurrent with the refinancing of the term loans, the existing $635 million revolving credit facility with a final maturity in April 2016 was replaced with new aggregate revolving credit commitments of $575 million with a final maturity of April 2019.  Finally, in April 2014 we issued a redemption notice for $280 million in principal amount of the $1,080 million aggregate principal amount of the currently outstanding 7.75% Senior Notes due 2018.  The redemption will occur in May 2014 and is expected to be financed with proceeds from the new term loans.  As a result of these transactions, we expect to record a pre-tax charge of approximately $50 million during the second quarter of 2014 to other expense, net in the condensed consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized deferred financing fees associated with the Class D and E term loans and certain costs incurred in connection with the refinancings.

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

Covenant Compliance

Financial covenants contained in our Third Amended and Restated Credit Agreement consist of a maximum leverage ratio and a minimum interest coverage ratio as related to our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the Senior Secured Credit Agreement) at the end of any calendar quarter to Covenant EBITDA (as defined in the Senior Secured Credit Agreement) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 6.25 to 1.0.

The interest coverage ratio requires that we not permit the ratio of Covenant EBITDA at the end of any calendar quarter to Consolidated Interest Expense (as defined in the Senior Secured Credit Agreement) for the four quarters then ended to be less than a specified threshold. The minimum permitted ratio is 1.50 to 1.0.

Failure to comply with either of these covenants would result in an event of default under our Third Amended and Restated Credit Agreement unless waived by our senior credit lenders. An event of default under our Third Amended and Restated Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the covenants described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Third Amended and Restated Credit Agreement and these covenants are material to us. As of March 31, 2014, we were in full compliance with the covenants described above.

          In April 2014 we entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement, pursuant to which the financial covenant requiring compliance with certain total leverage ratios have been revised and the covenant in respect of interest coverage ratios has been eliminated.

Revolving Credit Facility

The Third Amended and Restated Credit Agreement contains a senior secured revolving credit facility under which Nielsen Finance LLC, TNC (US) Holdings, Inc., and Nielsen Holding and Finance B.V. can borrow revolving loans. The revolving credit facility can also be used for letters of credit, guarantees and swingline loans. The revolving credit commitments total $635 million with a final maturity date of April 2016.

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

As of March 31, 2014 and 2013, we had $30 million and $55 million borrowings outstanding and had outstanding letters of credit of $3 million and $13 million, respectively. As of March 31, 2014, we had $602 million available for borrowing under the revolving credit facility.

          In April 2014 we entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement, in connection with which the existing $635 million revolving credit facility was replaced with new aggregate revolving credit commitments of $575 million with a final maturity of April 2019.

Dividends and Share Repurchase

Holdings remains committed to driving shareholder value as evidenced in 2013 with the adoption of a quarterly cash dividend policy by our board of directors, under which Holdings has paid $74 million in cash dividends for the three months ended March 31, 2014 and $265 million in cash dividends during 2013. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of Holdings’ shareholders, and are in compliance with all laws and agreements to which we are subject.  The below table summarizes the dividends declared on Holdings’ common stock during 2013 and the three months ended March 31, 2014.

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 31, 2013	March 6, 2013	March 20, 2013	$0.16
May 2, 2013	June 5, 2013	June 19, 2013	$0.16
July 25, 2013	August 28, 2013	September 11, 2013	$0.20
October 22, 2013	November 25, 2013	December 9, 2013	$0.20
February 20, 2014	March 6, 2014	March 20, 2014	$0.20

On July 25, 2013, our Board approved a share repurchase program for up to $500 million of Holdings’ outstanding common stock. The primary purpose of the program is to mitigate dilution associated with Holdings equity compensation plans. Repurchases will be made in accordance with applicable securities laws from time to time in the open market depending on our management’s evaluation of market conditions and other factors. The program will be executed within the limitations of the existing authority granted at Holdings 2013 Annual General Meeting of Shareholders, as may be extended pursuant to action proposed to be taken at the 2014 Annual Meeting of Shareholders. As of March 31, 2014, Holdings has purchased 641,169 shares of common stock at an average price of $42.93 per share (total consideration of approximately $28 million) under this program. The activity during the first quarter of 2014 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
Balance as of December 31, 2013	289,839	$39.49	289,839	$488,554,427
2014 Activity
January 1- 31	—	n/a	—	$488,554,427
February 1- 28	110,239	$43.42	110,239	$483,768,078
March 1- 31	241,091	$46.85	241,091	$472,472,783
Total	641,169	$42.93	641,169

Cash Flows

Operating activities. Net cash provided by operating activities was $92 million for the three months ended March 31, 2014, as compared to $52 million for the three months ended March 31, 2013. This increase was driven by the operating income performance described above and reductions in interest paid. Our key collections performance measure, days billing outstanding (DBO), remained flat as compared to the same period last year.

Investing activities. Net cash used in investing activities was $267 million for the three months ended March 31, 2014, as compared to $82 million for the three months ended March 31, 2013. The increase in cash used in investing activities is driven by higher acquisition payments during the three months ended March 31, 2014 as compared to the same period for 2013.

Financing activities. Net cash used in financing activities was $62 million for the three months ended March 31, 2014 as compared to $10 million for the three months ended March 31, 2013. The primary driver for the increase was the increased return of capital to parent for the three months ended March 31, 2013 as compared to the same period for 2013.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $77 million for the three months ended March 31, 2014 as compared to $70 million for the three months ended March 31, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditure or capital resources.

Summary of Recent Accounting Pronouncements

Discontinued Operations

         In April 2014, the FASB issued an ASU, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  The ASU is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial reports.  In addition, the guidance permits companies to have continuing cash flows and significant continuing involvement with the disposed component.  The ASU is effective for interim and annual reporting periods beginning after December 15, 2014 and must be applied prospectively.  Early adoption is permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue.  The adoption of this ASU is not expected to have a significant impact on our condensed consolidated financial statements.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 1A. Risk Factors

There have been no material changes to our Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 5. Other Information

Credit Agreement

On April 22, 2014, Nielsen Finance LLC (“Nielsen Finance”), a wholly owned subsidiary of the registrant, entered into an Amendment Agreement to amend and restate its Third Amended and Restated Credit Agreement, dated as of February 28, 2013, among Nielsen Finance, the other borrowers party thereto, the guarantors party thereto, the lenders and agents party thereto from time to time, and Citibank, N.A., as administrative agent, in the form of the Fourth Amended and Restated Credit Agreement.

The material terms of the Amendment Agreement are disclosed in Note 9 to the financial statements included elsewhere in this report, which is hereby incorporated by reference.

A copy of the Amendment Agreement is attached as Exhibit 4.2 to this report and is incorporated herein by reference. A copy of the form of Fourth Amended and Restated Credit Agreement is attached as Exhibit 4.3 to this report and is incorporated herein by reference.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the three months ended March 31, 2014. In addition, we sought confirmation from companies that may be considered our affiliates as to whether they have knowingly engaged in any such reportable transactions or dealings during such period and, except as described below or as previously disclosed by us, are not presently aware of any such reportable transactions or dealings by such companies.

The Blackstone Group L.P (“Blackstone”), one of our Sponsors, informed us that it included disclosures, as reproduced below, in its annual report on Form 10-K as filed with the SEC on February 28, 2014 as required by Section 13(r) of the Exchange Act. We have no involvement in or control over the activities of either of these companies, any of their predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of Blackstone’s disclosure.

Blackstone Disclosure

Travelport Limited, which may be considered our affiliate, provided the disclosure reproduced below. We have not independently verified or participated in the preparation of this disclosure.

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

Travelport has not provided us with gross revenues and net profits attributable to the activities described above.”

KKR & Co. L.P. (“KKR”), one of our Sponsors, informed us that it included disclosures, as reproduced below, in its annual report on Form 10-K as filed with the SEC on February 24, 2014 as required by Section 13(r) of the Exchange Act. We have no involvement in or control over the activities of either of these companies, any of their predecessor companies or any of their subsidiaries, and we have not independently verified or participated in the preparation of KKR’s disclosure.

KKR Disclosure:

"As previously reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2013, a European subsidiary of a portfolio company in which our private equity funds have invested provided certain limited disaster recovery services and hosted co-location of some hardware at the portfolio company's premises in London for Bank Saderat PLC, a bank incorporated and based in the United Kingdom. The company has informed us that the gross revenue and net profits attributable to these activities was less than £5,000 each for the quarter ended March 31, 2013. We have been advised that the subsidiary terminated this contract in the first quarter of 2013, and the portfolio company does not otherwise intend to enter into any Iran-related activity."

Item 6. Exhibits

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V. (Registrant)

Date: April 24, 2014	/s/ Jeffrey R. Charlton
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

4.1

Indenture, dated as of April 11, 2014, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as Trustee (incorporated herein by reference to the Current Report on Form 8-K filed on April 11, 2014 (File No. 333-191458))

4.2*

Amendment Agreement, dated April 22, 2014, among Nielsen Finance LLC, the other borrowers party thereto, the guarantors party thereto, Citibank, N.A., as administrative agent, and certain of the lenders

4.3*	Form of Fourth Amended and Restated Credit Agreement

10.1*	Offer letter to Jamere Jackson, dated February 20, 2014

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from The Nielsen Company B.V.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three ended March 31, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

*  Filed or furnished herewith