Form 10-Q
period 2014-06-30
Nielsen CO B.V.
filed 2014-07-29
CIK 1397410

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 258,463,857  shares of the registrant’s Common Stock outstanding as of June 30, 2014.

The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

The Nielsen Company B.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2014	2013	2014	2013
Revenues	$1,594	$1,386	$3,083	$2,705
Cost of revenues, exclusive of depreciation and amortization shown separately below	677	580	1,319	1,159
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	481	432	970	874
Depreciation and amortization	145	126	286	247
Restructuring charges	13	8	37	43
Operating income	278	240	471	382
Interest income	1	—	2	1
Interest expense	(78)	(73)	(155)	(149)
Foreign currency exchange transaction losses, net	(6)	(4)	(33)	(16)
Other expense, net	(45)	—	(48)	(12)
Income from continuing operations before income taxes and equity in net income of affiliates	150	163	237	206
Provision for income taxes	(75)	(46)	(112)	(64)
Equity in net income of affiliates	1	4	2	3
Income from continuing operations	76	121	127	145
Income from discontinued operations, net of tax	—	307	—	319
Net income	76	428	127	464
Net income/(loss) attributable to noncontrolling interests	2	—	(1)	(1)
Net income attributable to The Nielsen Company B.V.	$74	$428	$128	$465

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2014	2013	2014	2013
Net income	$76	$428	$127	$464
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	40	(107)	33	(134)
Available for sale securities (2)	2	3	4	6
Changes in the fair value of cash flow hedges (3)	(1)	6	(1)	8
Defined benefit pension plan adjustments (4)	(1)	16	2	20
Total other comprehensive income/(loss)	40	(82)	38	(100)
Total comprehensive income	116	346	165	364
Less comprehensive income/(loss) attributable to noncontrolling interests	2	(3)	(1)	(2)
Total comprehensive income attributable to The Nielsen Company B.V.	$114	$349	$166	$366

(1)	Net of tax of $(2) million for the three months ended June 30, 2014 and 2013, respectively, and $(1) million and $9 million for the six months ended June 30, 2014 and 2013, respectively
(2)

Net of tax of $(1) million and $(4) million for the three months ended June 30, 2014 and 2013, respectively, and $(3) million and $(4) million for the six months ended June 30, 2014 and 2013, respectively

(3)	Net of tax of zero and $(3) million for the three months ended June 30, 2014 and 2013, respectively, and zero and $(5) million for the six months ended June 30, 2014 and 2013, respectively
(4)

Net of tax of $1 million and $(6) million for the three months ended June 30, 2014 and 2013, respectively, and $1 million and $(16) million for the six months ended June 30, 2014 and 2013, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	June 30, 2014 (Unaudited)	December 31, 2013
Assets:
Current assets
Cash and cash equivalents	$289	$552
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $42 and $39 as of June 30, 2014 and December 31, 2013, respectively	1,274	1,194
Prepaid expenses and other current assets	411	374
Total current assets	1,974	2,120
Non-current assets
Property, plant and equipment, net	530	560
Goodwill	7,841	7,684
Other intangible assets, net	4,765	4,781
Deferred tax assets	119	115
Other non-current assets	314	256
Total assets	$15,543	$15,516
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$872	$1,020
Deferred revenues	339	306
Income tax liabilities	145	55
Current portion of long-term debt, capital lease obligations and short-term borrowings	136	148
Total current liabilities	1,492	1,529
Non-current liabilities
Long-term debt and capital lease obligations	6,556	6,492
Deferred tax liabilities	859	864
Other non-current liabilities	794	825
Total liabilities	9,701	9,710
Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at June 30, 2014 and December 31, 2013	58	58
Additional paid-in capital	6,314	6,359
Accumulated deficit	(274)	(313)
Accumulated other comprehensive loss, net of income taxes	(339)	(377)
Total Nielsen stockholders’ equity	5,760	5,728
Noncontrolling interests	82	78
Total equity	5,842	5,806
Total liabilities and equity	$15,543	$15,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(IN MILLIONS)	2014	2013
Operating Activities
Net income	$127	$464
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	23	21
Gain on sale of discontinued operations	—	(303)
Currency exchange rate differences on financial transactions and other losses	81	34
Equity in net income of affiliates, net of dividends received	(2)	(1)
Depreciation and amortization	286	258
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(48)	(65)
Prepaid expenses and other current assets	(48)	(32)
Accounts payable and other current liabilities and deferred revenues	(168)	(117)
Other non-current liabilities	(4)	(4)
Interest payable	8	8
Income taxes	44	7
Net cash provided by operating activities	299	270
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(192)	(19)
Proceeds from sale of subsidiaries and affiliates, net	—	934
Additions to property, plant and equipment and other assets	(54)	(55)
Additions to intangible assets	(117)	(115)
Other investing activities	(9)	—
Net cash (used in)/provided by investing activities	(372)	745
Financing Activities
Net borrowings under revolving credit facility	25	—
Proceeds from issuances of debt, net of issuance costs	3,748	1,890
Repayment of debt	(3,748)	(1,911)
Increase in other short-term borrowings	—	2
Capital contributions to parent	(154)	(90)
Activity under stock plans	(3)	(7)
Other financing activities	(41)	(10)
Net cash used in financing activities	(173)	(126)
Effect of exchange-rate changes on cash and cash equivalents	(17)	(22)
Net (decrease)/increase in cash and cash equivalents	(263)	867
Cash and cash equivalents at beginning of period	552	287
Cash and cash equivalents at end of period	$289	$1,154
Supplemental Cash Flow Information
Cash paid for income taxes	$(68)	$(66)
Cash paid for interest, net of amounts capitalized	$(147)	$(149)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Notes to Condensed Consolidated Financial Statements

1. Background and Basis of Presentation

Background

The Nielsen Company B.V. (“Nielsen” or the “Company”), together with its subsidiaries, is a leading global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. Nielsen is aligned into two reporting segments: what consumers buy (“Buy”) and what consumers watch and listen to (“Watch”). In June 2013, Nielsen completed the sale of its Expositions operating segment (see Note 4, Discontinued Operations, for more information). The Company’s condensed consolidated statements of operations reflect the Expositions operating segment as a discontinued operation. Nielsen has a presence in more than 100 countries, with its headquarters located in Diemen, the Netherlands and New York, USA. Nielsen’s parent company, Valcon Acquisition B.V. (“Valcon”), is a wholly-owned subsidiary of Nielsen N.V. (“N.V.”) (formerly Nielsen Holdings N.V.).

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to June 30, 2014 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

Based on changes to the Venezuelan currency exchange rate mechanisms, the Company changed the exchange rate used to remeasure our Venezuelan subsidiaries’ financial statements in U.S. dollars. As of March 31, 2014, Nielsen began using the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Currency Administration (“SICAD I”).  As a result of a recent exchange agreement between the Central Bank of Venezuela and the Venezuelan government, the Company believes any future remittances for royalty and dividend payments that occur would be transacted at the SICAD I exchange rate based on current facts and circumstances. Accordingly, because the equity of the Venezuelan subsidiary would be realized through the payment of royalties and dividends, the SICAD I exchange rate represents a more realistic exchange rate at which to remeasure the U.S. dollar value of the assets, liabilities, and results of the Company’s Venezuelan subsidiary in the condensed consolidated financial statements. At June 30, 2014, the SICAD I exchange rate was 10.6 bolivars to the U.S. dollar, compared with the official exchange rate of 6.3 bolivars to the U.S. dollar.  As a result of this change, Nielsen recorded a pre-tax charge of $20 million during the six months ended June 30, 2014 in foreign currency exchange transaction losses, net in the condensed consolidated statement of operations, reflecting the write-down of monetary assets and liabilities.

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

Revenue Recognition

In May 2014, the FASB issued an ASU, “Revenue from Contracts with Customers”, as a new Topic (“ASC 606”).  The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently assessing the impact of the adoption of this ASU will have on its condensed consolidated financial statements.

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

The Company incurred acquisition related expenses of $12 million and $13 million for the three and six months ended June 30, 2013, respectively, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of the Company and Arbitron for the three and six months ended June 30, 2013, as if the acquisition had occurred on January 1, 2013, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

	Three Months Ended	Six Months Ended
(IN MILLIONS)	June 30, 2013	June 30, 2013
Revenues	$1,505	$2,937
Income from continuing operations	$133	$164

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that the Company would have attained had the acquisition of Arbitron been completed as of the beginning of the reporting period. The Arbitron results of operations are fully reflected in Nielsen’s consolidated results of operations for the three and six months ended June 30, 2014.

Other Acquisitions

For the six months ended June 30, 2014, Nielsen paid cash consideration of $192 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2014, the impact on Nielsen’s consolidated results of operations would not have been material.

For the six months ended June 30, 2013, Nielsen paid cash consideration of $19 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2013, the impact on Nielsen’s consolidated results of operations would not have been material.

4. Discontinued Operations

In February 2014, Nielsen completed the acquisition of Harris Interactive, Inc., a leading global market research firm, through the purchase of all outstanding shares of Harris Interactive’s common stock for $2.04 per share. In June 2014, the Company completed the sale of Harris Interactive European operations (“Harris Europe”) to ITWP Acquisitions Limited (“ITWP”), the parent company of Toluna, a leading digital market research and technology company in exchange for a minority stake in ITWP. The condensed consolidated statements of operations reflect the operating results of Harris Europe as a discontinued operation.

In June 2013, the Company completed the sale of its Expositions business, which operates one of the largest portfolios of business-to-business trade shows and conference events in the United States, for total cash consideration of $950 million and recorded a gain of $303 million, net of tax.  The condensed consolidated statements of operations reflect the operating results of this business as a discontinued operation.

In March 2013, Nielsen completed the exit and shut down of one of its legacy online businesses and recorded a net loss of $3 million associated with this divestiture. The condensed consolidated statements of operations reflect the operating results of this business as a discontinued operation.

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2014	2013	2014	2013
Revenue	$10	$43	$15	$103
Operating income	—	11	—	35
Interest expense	—	(3)	—	(8)
Income from operations before income taxes	—	8	—	27
Provision for income taxes	—	(4)	—	(11)
Income from operations	—	4	—	16
Gain on sale, net of tax	—	303	—	303
Income from discontinued operations	$—	$307	$—	$319

Nielsen allocated a portion of its consolidated interest expense to discontinued operations based upon the ratio of net assets sold as a proportion of consolidated net assets. For the three and six months ended June 30, 2014 and 2013, interest expense of zero and $3 million, respectively, and zero and $8 million, respectively, was allocated to discontinued operations.

Following are the major categories of cash flows from discontinued operations, as included in Nielsen’s condensed consolidated statements of cash flows:

	Six Months Ended June 30,
(IN MILLIONS)	2014	2013
Net cash provided by operating activities	$—	$36
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
	$—	$36

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2014.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2013	$3,005	$4,679	$7,684
Acquisitions, divestitures and other adjustments	138	(2)	136
Effect of foreign currency translation	22	(1)	21
Balance, June 30, 2014	$3,165	$4,676	$7,841

At June 30, 2014, $85 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	$164	$156	$(61)	$(53)
Customer-related intangibles	2,936	2,882	(971)	(897)
Covenants-not-to-compete	36	36	(25)	(19)
Computer software	1,784	1,668	(1,049)	(941)
Patents and other	102	95	(72)	(67)
Total	$5,022	$4,837	$(2,178)	$(1,977)

Amortization expense associated with the above intangible assets was $104 million and $79 million for the three months ended June 30, 2014 and 2013, respectively. These amounts included amortization expense associated with computer software of $57 million and $43 million for the three months ended June 30, 2014 and 2013, respectively.

Amortization expense associated with the above intangible assets was $201 million and $154 million for the six months ended June 30, 2014 and 2013, respectively. These amounts included amortization expense associated with computer software of $108 million and $82 million for the six months ended June 30, 2014 and 2013, respectively.

6. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2014 and 2013.

	Currency Translation Adjustments	Available- for-Sale Securities	Cash Flow Hedges	Post Employment Benefits	Total
(IN MILLIONS)
Balance December 31, 2013	$(114)	$9	$(5)	$(267)	$(377)
Other comprehensive income/(loss) before reclassifications	33	4	(6)	(2)	29
Amounts reclassified from accumulated other comprehensive loss	—	—	5	4	9
Net current period other comprehensive income/(loss) attributable to Nielsen stockholders	33	4	(1)	2	38
Balance June 30, 2014	$(81)	$13	$(6)	$(265)	$(339)

	Currency Translation Adjustments	Available- for-Sale Securities	Cash Flow Hedges	Post Employment Benefits	Total
(IN MILLIONS)
Balance December 31, 2012	$(13)	$—	$(13)	$(297)	$(323)
Other comprehensive (loss)/income before reclassifications	(134)	6	3	13	(112)
Amounts reclassified from accumulated other comprehensive loss	—	—	5	7	12
Net current period other comprehensive (loss)/income	(134)	6	8	20	(100)
Net current period other comprehensive loss attributable to noncontrolling interest	(1)	—	—	—	(1)
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(133)	6	8	20	(99)
Balance June 30, 2013	$(146)	$6	$(5)	$(277)	$(422)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended June 30, 2014 and 2013, respectively.

(IN MILLIONS)	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Income components	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Affected Line Item in the Condensed Consolidated Statement of Operations
Cash flow hedges
Interest rate contracts	$4	$4	Interest expense
	1	1	Provision for income taxes
	$3	$3	Total, net of tax
Amortization of Post Employment Benefits
Actuarial loss	$3	$5	(a)
	1	1	Provision for income taxes
	$2	$4	Total, net of tax
Total reclassification for the period	$5	$7	Net of tax
(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the six months ended June 30, 2014 and 2013, respectively.

(IN MILLIONS)	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Income components	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Affected Line Item in the Condensed Consolidated Statement of Operations
Cash flow hedges
Interest rate contracts	$8	$8	Interest expense
	3	3	Provision for income taxes
	$5	$5	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$6	$9	(a)
	2	2	Provision for income taxes
	$4	$7	Total, net of tax
Total reclassification for the period	$9	$12	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

7. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2013	$99
Charges	37
Payments	(67)
Balance at June 30, 2014	$69

Nielsen recorded $13 million and $8 million in restructuring charges for the three months ended June 30, 2014 and 2013, respectively, primarily relating to severance costs.

Nielsen recorded $37 million and $43 million in restructuring charges for the six months ended June 30, 2014 and 2013, respectively, primarily relating to severance and contract termination costs.

Of the $69 million in remaining liabilities for restructuring actions, $59 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of June 30, 2014.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	June 30,
(IN MILLIONS)	2014	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$35	$35	—	—
Plan assets for deferred compensation (2)	26	26	—	—
Investment in mutual funds (3)	2	2	—	—
Total	$63	$63	$2	—
Liabilities:
Interest rate swap arrangements (4)	$11	—	$11	—
Deferred compensation liabilities (5)	26	26	—	—
Total	$37	$26	$11	—

	December 31,
	2013	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$28	$28	—	—
Plan assets for deferred compensation (2)	25	25	—	—
Investment in mutual funds (3)	2	2	—	—
Total	$55	$55	—	—
Liabilities:
Interest rate swap arrangements (4)	$10	—	$10	—
Deferred compensation liabilities (5)	25	25	—	—
Total	$35	$25	$10	—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At June 30, 2014, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

As of June 30, 2014 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
	Accounts Payable		Accounts Payable
Derivatives Designated as Hedging Instruments	and Other Current	Other Non-Current	and Other Current	Other Non-Current
(IN MILLIONS)	Liabilities	Liabilities	Liabilities	Liabilities
Interest rate swaps	$1	$10	$2	$8

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended June 30, 2014 and 2013 was as follows:

Amount of Loss
	Amount of Loss/(Gain)			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	June 30,		Portion)	June 30,
(IN MILLIONS)	2014	2013		2014	2013
Interest rate swaps	$5	$(5)	Interest expense	$4	$4

The pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended June 30, 2014 and 2013 was as follows:

Amount of Loss
	Amount of Loss/(Gain)			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Six Months Ended		into Income (Effective	Six Months Ended
Hedging Relationships	June 30,		Portion)	June 30,
(IN MILLIONS)	2014	2013		2014	2013
Interest rate swaps	$9	$(5)	Interest expense	$8	$8

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

The Company did not measure any material non-financial assets or liabilities at fair value during the six months ended June 30, 2014.

9. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of June 30, 2014.

	June 30, 2014			December 31, 2013
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$2,532 million Senior secured term loan (LIBOR based variable rate of 2.90%) due 2016		—	—		2,507	2,512
$1,222 million Senior secured term loan (LIBOR based variable rate of 2.15%) due 2017		—	—		1,115	1,113
$1,580 million Senior secured term loan (LIBOR based variable rate of 2.15% ) due 2019		1,580	1,581		—	—
$500 million Senior secured term loan (LIBOR based variable rate of 2.40% ) due 2017		500	500		—	—
$1,100 million Senior secured term loan (LIBOR based variable rate of 3.15% ) due 2021		1,100	1,106		—	—
€289 million Senior secured term loan (Euro LIBOR based variable rate of 3.15%) due 2016		—	—		394	395
€286 million Senior secured term loan (Euro LIBOR based variable rate of 3.21%) due 2021		392	393		—	—
$575 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2019		25	24		—	—
Total senior secured credit facilities (with weighted-average interest rate)	2.70%	3,597	3,604	2.89%	4,016	4,020
$1,080 million 7.75% senior debenture loan due 2018		802	848		1,083	1,172
$750 million 5.00% senior debenture loan due 2022		750	757		—	—
$800 million 4.50% senior debenture loan due 2020		800	807		800	779
$625 million 5.50% senior debenture loan due 2021		625	647		625	636
Total debenture loans (with weighted-average interest rate)	6.05%	2,977	3,059	6.51%	2,508	2,587
Other loans		4	4		5	5
Total long-term debt	4.22%	6,578	6,667	4.28%	6,529	6,612
Capital lease and other financing obligations		114			111
Total debt and other financing arrangements		6,692			6,640
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		136			148
Non-current portion of long-term debt and capital lease and other financing obligations		$6,556			$6,492

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For July 1, 2014 to December 31, 2014	$74
2015	103
2016	119
2017	641
2018	1,014
2019	1,042
Thereafter	3,585
$6,578

In April 2014, Nielsen completed the issuance of $750 million in aggregate principal amount of 5.0% Senior Notes due 2022 at par. In April 2014, the Company entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement which provides for three new classes of term loans, Class A Term Loans, Class B-1 Term Loans and Class B-2 Term Loans, in a combined principal amount of $3,180 million and €286 million, the proceeds of which, when combined with the net proceeds from the $750 million 5.0% Senior Notes, were used to repay and replace the Company’s existing Class D Term Loans maturing in February 2017 and the Class E Term Loans maturing in May 2016.  Concurrent with the refinancing of the term loans, the existing $635 million revolving credit facility with a final maturity in April 2016 was replaced with new aggregate revolving credit commitments of $575 million with a final maturity of April 2019.  Finally, in May 2014, the Company completed the redemption of $280 million in principal amount of the then currently outstanding $1,080 million aggregate principal amount of 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium. As a result of these transactions, the Company recorded a pre-tax charge of $45 million during the second quarter of 2014 to other expense, net in the condensed consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized deferred financing fees associated with the Class D and E term loans and certain costs incurred in connection with the refinancings.

The Class A Term Loans were issued with an aggregate principal balance of $1,580 million, maturing in full in April 2019. The Class A Term Loans shall be required to be repaid in an amount equal to 5% of the original principal amount in the first year after the closing date, 5% in the second year, 7.5% in the third year, 10% in the fourth year, and 72.5% in the fifth year (with payments in each year being made in equal quarterly installments other than the fifth year, in which payments shall be equal to 3.75% of the original principal amount in each of the first three quarters, with the balance repayable on the maturity date). Class A Term Loans bear interest equal to, at our election, a base rate or eurocurrency rate, in each case plus an applicable margin which ranges from 0.50% to 1.25% (in the case of base rate loans) or 1.50% to 2.25% (in the case of eurocurrency rate loans).  The specific applicable margin is determined by the Company’s total leverage ratio (as defined in the credit agreement).

The Class B-1 Term Loans were issued with an aggregate principal balance of $500 million, maturing in full in May 2017 and are required to be repaid in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of Class B-1 Term Loans, with the balance payable in May 2017. Class B-1 Term Loans bear interest equal to, at our election, a base rate or eurocurrency rate, in each case plus an applicable margin, which is equal to 1.25% (in the case of base rate loans) and 2.25% (in the case of eurocurrency rate loans).

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

The Fourth Amended and Restated Senior Secured Credit Agreement contains substantially the same affirmative covenants as the Third Amended and Restated Senior Secured Credit Agreement.  However, certain negative covenants, including the limitation on the ability of Nielsen and certain of its subsidiaries to make investments and restricted payments and incur debt and liens have been amended, and the financial covenant requiring compliance with certain total leverage ratios has been revised and the covenant in respect of interest coverage ratios has been eliminated.

Subsequent Event

In July 2014, Nielsen completed the issuance of an additional $800 million aggregate principal amount of 5.0% Senior Notes due 2022.  In addition, in July 2014, the Company redeemed the remaining $800 million of outstanding 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium.  As a result of these transactions, the Company expects to record a pre-tax charge of approximately $51 million during the third quarter of 2014 to other expense, net in the condensed consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized deferred financing fees associated with the 7.75% Senior Notes.

10. Income Taxes

The effective tax rates for the three months ended June 30, 2014 and 2013 were 50% and 28%, respectively. The tax rate for the three months ended June 30, 2014 was higher than the statutory rate as a result of profit mix within various countries and jurisdictions. The tax rate for the three months ended June 30, 2013 was higher than the statutory rate as a result of the tax impact of the accrual for future audit settlements partially offset by the favorable impact of 2012 return to provision adjustments as well as the favorable impact of certain financing activities.

The effective tax rates for the six months ended June 30, 2014 and 2013 were 47% and 31%, respectively. The tax rate for the six months ended June 30, 2014 was higher than the statutory rate as a result of profit mix within various countries and jurisdictions. The tax rate for the six months ended June 30, 2013 was higher than the statutory rate as a result of the Venezuela currency revaluation and accrual for future audit settlements partially offset by the favorable 2012 return to provision adjustments as well as the favorable impact of certain financing activities and release of tax contingencies.

The estimated liabilities for unrecognized income tax benefits as of December 31, 2014 is $489 million and was $457 million as of December 31, 2013. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended June 30, 2014
Revenues	$900	$694	—	$1,594
Depreciation and amortization	$57	$87	$1	$145
Restructuring charges	$4	$7	$2	$13
Stock-based compensation expense	$3	$2	$7	$12
Operating income/(loss)	$103	$203	$(28)	$278
Total assets as of June 30, 2014	$7,033	$8,251	$259	$15,543

(IN MILLIONS)
Three Months Ended June 30, 2013
Revenues	$844	$542	—	$1,386
Depreciation and amortization	$52	$72	$2	$126
Restructuring charges	$6	$4	$(2)	$8
Stock-based compensation expense	$4	$2	$5	$11
Operating income/(loss)	$105	$159	$(24)	$240
Total assets as of December 31, 2013	$6,768	$8,326	$422	$15,516

(IN MILLIONS)	Buy	Watch	Corporate	Total
Six Months Ended June 30, 2014
Revenues	$1,737	$1,346	—	$3,083
Depreciation and amortization	$111	$173	$2	$286
Restructuring charges	$22	$10	$5	$37
Stock-based compensation expense	$9	$6	$8	$23
Operating income/(loss)	$143	$376	$(48)	$471

(IN MILLIONS)
Six Months Ended June 30, 2013
Revenues	$1,655	$1,050	—	$2,705
Depreciation and amortization	$100	$143	$4	$247
Restructuring charges	$17	$12	$14	$43
Stock-based compensation expense	$7	$4	$10	$21
Operating income/(loss)	$161	$278	$(57)	$382

13. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the condensed consolidating balance sheet as of June 30, 2014 and December 31, 2013, condensed consolidating statements of operations for three and six months ended June 30, 2014 and 2013 and condensed consolidating statement cash flows for the six months ended June 30, 2014 and 2013. The Senior Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and subject to certain exceptions, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly-owned U.S. subsidiaries of ACN Holdings, Inc., in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are Nielsen Finance LLC and Nielsen Finance Co., both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors and The Nielsen Company (Luxembourg) S ar l., a wholly owned subsidiary of Nielsen Holding and Finance B.V. The historical financial information has been updated to reflect The Nielsen Company (Luxembourg) S ar l. as an issuer.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the three months ended June 30, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$851	$743	$—	$1,594
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	329	348	—	677
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	239	242	—	481
Depreciation and amortization	—	—	115	30	—	145
Restructuring charges	—	—	12	1	—	13
Operating income	—	—	156	122	—	278
Interest income	—	213	11	3	(226)	1
Interest expense	—	(74)	(217)	(13)	226	(78)
Foreign currency exchange transaction losses, net	—	—	(1)	(5)	—	(6)
Other expense/(income), net	—	(45)	158	(158)	—	(45)
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	—	94	107	(51)	—	150
Benefit/(provision) for income taxes	2	(10)	(70)	3	—	(75)
Equity in net income/(loss) of subsidiaries	71	(6)	34	—	(99)	—
Equity in net income of affiliates	—	—	—	1	—	1
Net income/(loss)	73	78	71	(47)	(99)	76
Less net income attributable to noncontrolling interests	—	—	—	2	—	2
Net income/(loss) attributable to controlling interest	73	78	71	(49)	(99)	74
Total other comprehensive income	40	37	40	21	(98)	40
Total comprehensive income/(loss)	113	115	111	(26)	(197)	116
Comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2
Total comprehensive income/(loss) attributable to controlling interest	$113	115	111	(28)	(197)	114

The Nielsen Company B.V.

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the three months ended June 30, 2013

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$681	$705	$—	$1,386
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	250	330	—	580
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	206	226	—	432
Depreciation and amortization	—	—	93	33	—	126
Restructuring charges	—	—	—	8	—	8
Operating income	—	—	132	108	—	240
Interest income	—	182	11	5	(198)	—
Interest expense	—	(73)	(185)	(13)	198	(73)
Foreign currency exchange transaction losses, net	—	—	—	(4)	—	(4)
Other income/(expense), net	—	—	45	(45)	—	—
Income from continuing operations before income taxes and equity in net income of subsidiaries and affiliates	—	109	3	51	—	163
Provision for income taxes	—	(28)	(13)	(5)	—	(46)
Equity in net income of subsidiaries	428	348	127	—	(903)	—
Equity in net income of affiliates	—	—	3	1	—	4
Net income from continuing operations	428	429	120	47	(903)	121
Discontinued operations, net of tax	—	—	308	(1)	—	307
Net income attributable to controlling interest	428	429	428	46	(903)	428
Total other comprehensive loss	(79)	(86)	(82)	(74)	239	(82)
Total other comprehensive loss attributable to noncontrolling interest	—	—	—	(3)	—	(3)
Total other comprehensive loss	(79)	(86)	(82)	(71)	239	(79)
Total comprehensive income/(loss)	349	343	346	(28)	(664)	346
Comprehensive loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Total comprehensive income/(loss) attributable to controlling interest	$349	$343	$346	$(25)	$(664)	$349

The Nielsen Company B.V.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the six months ended June 30, 2014

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,654	$1,429	$—	$3,083
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	636	683	—	1,319
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	487	483	—	970
Depreciation and amortization	—	—	225	61	—	286
Restructuring charges	—	—	24	13	—	37
Operating income	—	—	282	189	—	471
Interest income	—	421	23	5	(447)	2
Interest expense	—	(147)	(430)	(25)	447	(155)
Foreign currency exchange transaction losses, net	—	—	—	(33)	—	(33)
Other (expense)/income, net	—	(45)	148	(151)	—	(48)
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	—	229	23	(15)	—	237
Provision for income taxes	—	(57)	(47)	(8)	—	(112)
Equity in net income/(loss) of subsidiaries	127	(40)	152	—	(239)	—
Equity in net (loss)/income of affiliates	—	—	(1)	3	—	2
Net income/(loss)	127	132	127	(20)	(239)	127
Less net loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net income/(loss) attributable to controlling interest	127	132	127	(19)	(239)	128
Total other comprehensive income	38	22	37	26	(85)	38
Total comprehensive income	165	154	164	6	(324)	165
Comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Total comprehensive income attributable to controlling interests	$165	154	164	7	(324)	166

The Nielsen Company B.V.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the six months ended June 30, 2013

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$1,338	$1,367	$—	$2,705
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	508	651	—	1,159
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	416	458	—	874
Depreciation and amortization	—	—	185	62	—	247
Restructuring charges	—	—	19	24	—	43
Operating income	—	—	210	172	—	382
Interest income	—	360	24	9	(392)	1
Interest expense	—	(150)	(366)	(25)	392	(149)
Foreign currency exchange transaction losses, net	—	—	—	(16)	—	(16)
Other (expense)/income, net	—	(12)	64	(64)	—	(12)
Income from continuing operations before income taxes and equity in net income of subsidiaries and affiliates	—	198	(68)	76	—	206
Provision for income taxes	—	(48)	—	(16)	—	(64)
Equity in net income of subsidiaries	465	316	209	—	(990)	—
Equity in net income of affiliates	—	—	1	2	—	3
Income from continuing operations	465	466	142	62	(990)	145
Income/(loss) from discontinued operations, net of tax	—	—	323	(4)	—	319
Net income	465	466	465	58	(990)	464
Less net loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net income attributable to controlling interest	465	466	465	59	(990)	465
Total other comprehensive loss	(99)	(104)	(99)	(136)	338	(100)
Total other comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Total other comprehensive loss attributable to controlling interests	(99)	(104)	(99)	(135)	338	(99)
Total comprehensive income/(loss)	366	362	366	(78)	(652)	364
Comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total comprehensive income/(loss) attributable to controlling interests	$366	$362	$366	$(76)	$(652)	$366

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet (Unaudited)

June 30, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$—	—	21	268	—	289
Trade and other receivables, net	—	—	500	774	—	1,274
Prepaid expenses and other current assets	—	9	241	161	—	411
Intercompany receivables	10	198	317	153	(678)	—
Total current assets	10	207	1,079	1,356	(678)	1,974
Non-current assets
Property, plant and equipment, net	—	—	315	215	—	530
Goodwill	—	—	5,574	2,267	—	7,841
Other intangible assets, net	—	—	4,328	437	—	4,765
Deferred tax assets	—	7	74	38	—	119
Other non-current assets	—	47	141	126	—	314
Equity investment in subsidiaries	5,764	2,023	7,577	—	(15,364)	—
Intercompany loans	—	10,360	626	1,325	(12,311)	—
Total assets	$5,774	$12,644	$19,714	$5,764	$(28,353)	$15,543
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$47	$252	$573	$—	$872
Deferred revenues	—	—	194	145	—	339
Income tax liabilities	2	—	108	35	—	145
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	99	36	1	—	136
Intercompany payables	10	41	362	265	(678)	—
Total current liabilities	12	187	952	1,019	(678)	1,492
Non-current liabilities
Long-term debt and capital lease obligations	—	6,450	89	17	—	6,556
Deferred tax liabilities	—	74	711	74	—	859
Intercompany loans	—	—	11,685	626	(12,311)	—
Other non-current liabilities	2	9	513	270	—	794
Total liabilities	14	6,720	13,950	2,006	(12,989)	9,701
Total stockholders’ equity	5,760	5,924	5,764	3,676	(15,364)	5,760
Noncontrolling interests	—	—	—	82	—	82
Total equity	5,760	5,924	5,764	3,758	(15,364)	5,842
Total liabilities and equity	$5,774	$12,644	$19,714	$5,764	$(28,353)	$15,543

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet

December 31, 2013

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$—	$—	$205	$347	$—	$552
Trade and other receivables, net	—	—	447	747	—	1,194
Prepaid expenses and other current assets	—	11	225	138	—	374
Intercompany receivables	—	190	169	176	(535)	—
Total current assets	—	201	1,046	1,408	(535)	2,120
Non-current assets
Property, plant and equipment, net	—	—	327	233	—	560
Goodwill	—	—	5,493	2,191	—	7,684
Other intangible assets, net	—	—	4,360	421	—	4,781
Deferred tax assets	1	7	57	50	—	115
Other non-current assets	—	39	99	118	—	256
Equity investment in subsidiaries	5,730	2,093	7,632	—	(15,455)	—
Intercompany loans	—	10,224	495	1,289	(12,008)	—
Total assets	$5,731	$12,564	$19,509	$5,710	$(27,998)	$15,516
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$47	$367	$606	$—	$1,020
Deferred revenues	—	—	154	152	—	306
Income tax liabilities	—	—	13	42	—	55
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	136	11	1	—	148
Intercompany payables	—	5	377	153	(535)	—
Total current liabilities	—	188	922	954	(535)	1,529
Non-current liabilities
Long-term debt and capital lease obligations	—	6,388	86	18	—	6,492
Deferred tax liabilities	—	74	720	70	—	864
Intercompany loans	—	—	11,513	495	(12,008)	—
Other non-current liabilities	2	8	538	277	—	825
Total liabilities	2	6,658	13,779	1,814	(12,543)	9,710
Total stockholders’ equity	5,729	5,906	5,730	3,818	(15,455)	5,728
Noncontrolling interests	—	—	—	78	—	78
Total equity	5,729	5,906	5,730	3,896	(15,455)	5,806
Total liabilities and equity	$5,731	$12,564	$19,509	$5,710	$(27,998)	$15,516

The Nielsen Company B.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$—	$298	$(17)	$18	$299
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(118)	(74)	(192)
Additions to property, plant and equipment and other assets	—	—	(38)	(16)	(54)
Additions to intangible assets	—	—	(106)	(11)	(117)
Other investing activities	—	—	(9)	—	(9)
Net cash used in investing activities	—	—	(271)	(101)	(372)
Financing activities:
Net borrowings under revolving credit facility	—	—	25	—	25
Repayments of debt	—	(3,747)	—	(1)	(3,748)
Proceeds from the issuance of debt, net of issuance costs		3,748			3,748
Capital contributions to parent	(154)	—	—	—	(154)
Activity under stock plans	—	—	—	(3)	(3)
Settlement of intercompany and other financing activities	154	(299)	79	25	(41)
Net cash (used in)/provided by financing activities	—	(298)	104	21	(173)
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(17)	(17)
Net decrease in cash and cash equivalents	—	—	(184)	(79)	(263)
Cash and cash equivalents at beginning of period	—	—	205	347	552
Cash and cash equivalents at end of period	$—	$—	$21	$268	$289

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2013

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by/(used in) operating activities	$—	$278	$(55)	$47	$270
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(12)	(7)	(19)
Proceeds from sale of subsidiaries and affiliates, net	—	—	934	—	934
Additions to property, plant and equipment and other assets	—	—	(30)	(25)	(55)
Additions to intangible assets	—	—	(105)	(10)	(115)
Net cash provided by/(used in) investing activities	—	—	787	(42)	745
Financing activities:
Proceeds from the issuance of debt, net of issuance costs	—	1,866	21	3	1,890
Repayments of debt	—	(1,911)	—	—	(1,911)
Increase in other short-term borrowings	—	—	—	2	2
Capital contributions to parent	(90)	—	—	—	(90)
Activity under stock plans	—	—	(3)	(4)	(7)
Settlement of intercompany and other financing activities	90	(233)	102	31	(10)
Net cash (used in)/provided by financing activities	—	(278)	120	32	(126)
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(22)	(22)
Net increase in cash and cash equivalents	—	—	852	15	867
Cash and cash equivalents at beginning of period	—	—	24	263	287
Cash and cash equivalents at end of period	$—	$—	$876	$278	$1,154

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

From time to time, Nielsen may use its website and social media outlets as channels of distribution of material company information. Financial and other material information regarding the company is routinely posted and accessible on our website at http://www.nielsen.com/investors, our Twitter account at http://twitter.com/nielsen and our iPad App, NielsenIR, available on the App Store.

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

On February 3, 2014, we completed the acquisition of Harris Interactive, Inc., a leading global market research firm through the purchase of all outstanding shares of Harris Interactive’s common stock for $2.04 per share (total purchase price of $116 million). Harris Interactive is expected to expand our footprint with important industry verticals including pharmaceutical, automobile and financial services.

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

We incurred acquisition-related expenses of $12 million and $13 million for the three and six months ended June 30, 2013, respectively, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of us and Arbitron for the three and six months ended June 30, 2013, as if the acquisition had occurred on January 1, 2013, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

(IN MILLIONS)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenues	$1,505	$2,937
Net Income	$133	$164

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that we would have attained had the acquisition of Arbitron been completed as of the beginning of the reporting period.

The Arbitron results of operations are fully reflected in our consolidated results of operations for the three and six months ended June 30, 2014.

Other Acquisitions

For the six months ended June 30, 2014, we paid cash consideration of $192 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2014, the impact on our consolidated results of operations would not have been material.

For the six months ended June 30, 2013, we paid cash consideration of $19 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2013, the impact on our consolidated results of operations would not have been material.

Discontinued Operations

In February 2014, we completed the acquisition of Harris Interactive, Inc., a leading global market research firm, through the purchase of all outstanding shares of Harris Interactive’ s common stock for $2.04 per share. In June 2014, we completed the sale of Harris Interactive European operations (“Harris Europe”) to ITWP Acquisitions Limited (“ITWP”), the parent company of Toluna, a leading digital market research and technology company in exchange for a minority stake in ITWP. The condensed consolidated statements of operations reflect the operating results of Harris Europe as a discontinued operation.

In June 2013, we completed the sale of our Expositions business, which operates one of the largest portfolios of business-to-business trade shows and conference events in the United States, for total cash consideration of $950 million and recorded a gain of $303 million, net of tax.  The condensed consolidated statements of operations reflect the operating results of this business as a discontinued operation.

In March 2013, we completed the exit and shut down of one of our legacy online businesses and recorded a net loss of $3 million associated with this divestiture. The condensed consolidated statements of operations reflect the operating results of this business as a discontinued operation.

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(IN MILLIONS)	2014	2013	2014	2013
Revenue	$10	$43	$15	$103
Operating income	—	11	—	35
Interest expense	—	(3)	—	(8)
Income from operations before income taxes	—	8	—	27
Provision for income taxes	—	(4)	—	(11)
Income from operations	—	4	—	16
Gain on sale, net of tax	—	303	—	303
Income from discontinued operations	$—	$307	$—	$319

We allocated a portion of our consolidated interest expense to discontinued operations based upon the ratio of net assets sold as a proportion of consolidated net assets.  For the three and six months ended June 30, 2014 and 2013, interest expense of zero and $3 million, respectively, and zero and $8 million, respectively, was allocated to discontinued operations.

Following are the major categories of cash flows from discontinued operations, as included in our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
(IN MILLIONS)	2014	2013
Net cash provided by operating activities	$—	$36
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
	$—	$36

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

	Six Months Ended June 30,
	2014	2013
U.S. Dollar	55%	51%
Euro	11%	12%
Other Currencies	34%	37%
Total	100%	100%

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.37 to €1.00 and $1.31 to €1.00 for the six months ended June 30, 2014 and 2013, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

We have operations in both our Buy and Watch segments in Venezuela and the functional currency for these operations was the Venezuelan Bolivares Fuertes. Venezuela’s currency has been considered hyperinflationary since January 1, 2010 and, accordingly, has been denominated in U.S. dollars since January 1, 2010 and will continue to be until Venezuela’s currency is deemed to be non-hyperinflationary.

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

Based on changes to Venezuelan currency rate mechanisms, we changed the exchange rate we use to remeasure our Venezuelan Buy and Watch subsidiaries’ financial statements in U.S. dollars. As of March 31, 2014, we began using the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Administration (“SICAD l”). As of June 30, 2014, the SICAD l exchange rate was 10.6 bolivars to the U.S. dollar, compared to the official exchange rate of 6.3 bolivars to the U.S. dollar we used previously. As a result of this change, we recorded a charge of $20 million during the six months ended June 30, 2014 in foreign currency exchange transaction losses, net in the condensed consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

We will continue to assess the appropriate conversion rate based on events in Venezuela and the Company’s specific facts and circumstances.

We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation is a non-GAAP financial measure, which excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our prior-period local currency financial results using the current period foreign currency exchange rates and comparing these adjusted amounts to our current period reported results. This calculation may differ from similarly-titled measures used by others. In addition, the constant currency presentation is not meant to be a substitution for recorded amounts presented in conformity with GAAP nor should such amounts be considered in isolation.

Results of Operations—Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
(IN MILLIONS)	2014	2013
Revenues	$1,594	$1,386
Cost of revenues, exclusive of depreciation and amortization shown separately below	677	580
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	481	432
Depreciation and amortization	145	126
Restructuring charges	13	8
Operating income	278	240
Interest income	1	—
Interest expense	(78)	(73)
Foreign currency exchange transaction losses, net	(6)	(4)
Other expense, net	(45)	—
Income from continuing operations before income taxes and equity in net income of affiliates	150	163
Provision for income taxes	(75)	(46)
Equity in net income of affiliates	1	4
Income from continuing operations	76	121
Income from discontinued operations, net of tax	—	307
Net income	$76	$428

Consolidated Results for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenues

Revenues increased 15.0% to $1,594 million for the three months ended June 30, 2014 from $1,386 million for the three months ended June 30, 2013, or an increase of 15.9% on a constant currency basis, excluding a 0.9% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of the Arbitron and Harris Interactive acquisitions, revenues increased 4.4% (5.2% on a constant currency basis). Revenues within our Buy segment increased 6.6% (7.9% on a constant currency basis). Excluding the impact of the Harris Interactive acquisition, Buy segment revenues increased 3.6% (4.8% on a constant currency basis).  Revenues within our Watch segment increased 28.0% (28.3% on a constant currency basis). Excluding the impact of the Arbitron acquisition, Watch segment revenues increased 5.7% (5.9% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 16.7% to $677 million for the three months ended June 30, 2014 from $580 million for the three months ended June 30, 2013, or an increase of 17.1% on a constant currency basis, excluding a 0.4% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 11.1% (11.7% on a constant currency basis) due primarily to the impact of the Harris Interactive acquisition in February 2014 and the continued global expansion of our services. Costs within our Watch segment increased 25.4% (25.4% on a constant currency basis) due primarily to the impact of the Arbitron acquisition in September 2013.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 11.3% to $481 million for the three months ended June 30, 2014 from $432 million for the three months ended June 30, 2013, or an increase of 12.1% on a constant currency basis, excluding a 0.8% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 4.5% (5.5% on a constant currency basis) due primarily to the impact of the Harris Interactive acquisition in February 2014 as well as other investments associated with the global expansion of our services. Costs within our Watch segment increased 36.3% (36.3% on a constant currency basis) due primarily to the impact of the Arbitron acquisition in September 2013 as well as the impact of investments in product development initiatives. Corporate costs decreased by approximately $2 million due primarily to higher transaction related costs in 2013.

Depreciation and Amortization

Depreciation and amortization expense was $145 million for the three months ended June 30, 2014 as compared to $126 million for the three months ended June 30, 2013. This increase was primarily due to higher depreciation and amortization expense associated with assets acquired in business combinations.

For the three months ended June 30, 2014 and 2013, depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $51 million and $38 million, respectively.

Restructuring Charges

We recorded $13 million and $8 million in restructuring charges relating to employee severance associated with productivity initiatives for the three months ended June 30, 2014 and 2013, respectively.

Operating Income

Operating income for the three months ended June 30, 2014 was $278 million as compared to $240 million for the three months ended June 30, 2013. Operating income within our Buy segment was $103 million for the three months ended June 30, 2014 as compared to $105 million for the three months ended June 30, 2013. Operating income within our Watch segment was $203 million for the three months ended June 30, 2014 as compared to $159 million for the three months ended June 30, 2013. Corporate operating expenses were $28 million for the three months ended June 30, 2014 as compared to $24 million for the three months ended June 30, 2013.

Interest Expense

Interest expense was $78 million for the three months ended June 30, 2014 as compared to $73 million for the three months ended June 30, 2013. This increase is primarily due to the interest expense allocated to our discontinued operations in the three months ended June 30, 2013 as discussed in the “Discontinued Operations” section in “Factors Affecting Nielsen’s Financial Results” above and the increased debt balance in September 2013 related to Arbitron acquisition financing. This increase is partially offset by the refinancing of the 11.625% senior notes in October 2013 and the partial refinancing of the 7.75% senior notes in April 2014.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.37 to €1.00 for the three months ended June 30, 2014 as compared to $1.31 to €1.00 for the three months ended June 30, 2013.

We incurred losses of $6 million and $4 million for the three months ended June 30, 2014 and 2013 respectively,  resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions.

Other Expense, Net

Other expense, net of $45 million for the three months ended June 30, 2014 is primarily related to the “make-whole” premium associated with the partial redemption of the 7.75% Senior Notes due 2018, as well as the write-off of certain previously capitalized deferred financing fees associated with the Class D and E term loans and certain costs incurred in connection with the refinancings.

Income Taxes

The effective tax rates for the three months ended June 30, 2014 and 2013 were 50% and 28%, respectively. The tax rates for the three months ended June 30, 2014 and 2013 were higher than statutory rates as a result of the tax impact of the Venezuela currency revaluation, profits generated in jurisdictions with higher tax rates than the statutory rate and accrual for future audit settlements offset by the favorable impact of certain financing activities and release of tax contingencies.

The estimated liabilities for unrecognized tax benefits as of December 31, 2014 is $489 million and was $457 million as of December 31, 2013. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

Business Segment Results for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenues

The table below sets forth our segment revenue performance data for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended June 30, 2014 Reported	Three Months Ended June 30, 2013 Reported	% Variance 2014 vs. 2013 Reported	Three Months Ended June 30, 2013 Constant Currency	% Variance 2014 vs. 2013 Constant Currency
Revenues by segment
Buy(a)	$900	$844	6.6%	$834	7.9%
Watch(b)	694	542	28.0%	541	28.3%
Total(c)	$1,594	$1,386	15.0%	$1,375	15.9%
(a)

The Buy segment includes the results of Harris Interactive for the three months ended June 30, 2014. Excluding the impact from the Harris Interactive acquisition, total Buy revenue was $874 million, an increase of 3.6% (4.8% on a constant currency basis).

(b)

The Watch segment includes Arbitron results for the three months ended June 30, 2014. Excluding the impact from the Arbitron acquisition, total Watch revenue was $573 million, an increase of 5.7% (5.9% on a constant currency basis).

(c)

Total Nielsen revenue includes the results of both Arbitron and Harris Interactive for the three months ended June 30, 2014. Excluding the impact from the two acquisitions, total Nielsen revenue was $1,447 million, an increase of 4.4% (5.2% on a constant currency basis).

Buy Segment Revenues

Revenues increased 6.6% to $900 million for the three months ended June 30, 2014 from $844 million for the three months ended June 30, 2013 (7.9% on a constant currency basis). Excluding the impact of the Harris Interactive acquisition, revenues increased 3.6% (4.8% on a constant currency basis). Revenues from developing markets increased 2.8% (9.2% on a constant currency basis) and revenues from developed markets increased 8.7% (7.3% on a constant currency basis). Excluding the impact from the Harris Interactive acquisition, revenues from developed markets increased 4.0% (2.7% on a constant currency basis).

Revenues from Information services increased 3.7% to $676 million for the three months ended June 30, 2014 from $652 million for the three months ended June 30, 2013 (5.0% on a constant currency basis).  Growth in Information services was driven largely by new client wins and increased client investment in retail measurement in the developing markets.

Revenues from Insights services increased 16.7% to $224 million for the three months ended June 30, 2014 from $192 million for the three months ended June 30, 2013 (17.9% on a constant currency basis). Excluding the impact of the Harris acquisition, revenues from Insights services increased 3.1% (4.2% on a constant currency basis), driven by strength in developing markets.

Watch Segment Revenues

Revenues increased 28.0% to $694 million for the three months ended June 30, 2014 from $542 million for the three months ended June 30, 2013 (28.3% on a constant currency basis). Excluding the impact of the Arbitron acquisition, revenues increased 5.7% (5.9% on a constant currency basis). Audience measurement revenue, excluding Arbitron, grew 6.5% (6.5% on a constant currency basis). The increase in Watch revenues was driven by the continued strength of audience measurement, which includes the momentum of our digital offerings and double-digit growth in our Advertiser Solutions business.

Business Segment Operating Income/(Loss)

We do not allocate items below operating income/(loss) to our business segments and therefore the table below sets forth a summary of operating income/(loss) at the business segment level for the three months ended June 30, 2014 and 2013.

(IN MILLIONS)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Variance 2014 vs. 2013
Operating income/(loss) by segment
Buy	$103	$105	$(2)
Watch	203	159	44
Corporate and Eliminations	(28)	(24)	(4)
Total	$278	$240	$38

Buy Segment Operating Income

Operating income was $103 million for the three months ended June 30, 2014 as compared to $105 million for the three months ended June 30, 2013, as the revenue performance mentioned above was more than offset by an increased investment in our global expansion of our services as well as higher depreciation and amortization expense in 2014.

Watch Segment Operating Income

Operating income was $203 million for the three months ended June 30, 2014 as compared to $159 million for the three months ended June 30, 2013. The increase was driven primarily by the revenue performance discussed above and the impact of productivity initiatives partially offset by higher depreciation and amortization expense.

Corporate Expenses and Eliminations

Operating expenses were $28 million for the three months ended June 30, 2014 as compared to $24 million for the three months ended June 30, 2013 due primarily to higher restructuring charges for the three months ended June 30, 2014.

Results of Operations – Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Six Months Ended June 30,
(IN MILLIONS)	2014	2013
Revenues	$3,083	$2,705
Cost of revenues, exclusive of depreciation and amortization shown separately below	1,319	1,159
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	970	874
Depreciation and amortization	286	247
Restructuring charges	37	43
Operating income	471	382
Interest income	2	1
Interest expense	(155)	(149)
Foreign currency exchange transaction losses, net	(33)	(16)
Other expense, net	(48)	(12)
Income from continuing operations before income taxes and equity in net income of affiliates	237	206
Provision for income taxes	(112)	(64)
Equity in net income of affiliates	2	3
Income from continuing operations	127	145
Income from discontinued operations, net of tax	—	319
Net income	$127	$464

Consolidated Results for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenues

Revenues increased 14.0% to $3,083 million for the six months ended June 30, 2014 from $2,705 million for the six months ended June 30, 2013, or an increase of 15.5% on a constant currency basis, excluding a 1.5% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of the Arbitron and Harris Interactive acquisitions, revenues increased 3.6% (5.0% on a constant currency basis). Revenues within our Buy segment increased 5.0% (7.0% on a constant currency basis). Excluding the impact of the Harris Interactive acquisition, Buy segment revenues increased 2.4% (4.4% on a constant currency basis).  Revenues within our Watch segment increased 28.2% (28.8% on a constant currency basis). Excluding the impact of the Arbitron acquisition, Watch segment revenues increased 5.5% (6.0% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 13.8% to $1,319 million for the six months ended June 30, 2014 from $1,159 million for the six months ended June 30, 2013, or an increase of 14.8% on a constant currency basis, excluding a 1.0% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 9.5% (10.8% on a constant currency basis) due primarily to the impact of the Harris Interactive acquisition in February 2014 and the continued global expansion of our services. Costs within our Watch segment increased 20.7% (21.0% on a constant currency basis) due primarily to the impact of the Arbitron acquisition in September 2013 partially offset by the impact of productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 11.0% to $970 million for the six months ended June 30, 2014 from $874 million for the six months ended June 30, 2013, or an increase of 12.4% on a constant currency basis, excluding a 1.4% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 2.5% (4.2% on a constant currency basis) due primarily to the impact of the Harris Interactive acquisition in February 2014 as well as other investments associated with the global expansion of our services. Costs within our Watch segment increased 39.9% (40.6% on a constant currency basis) due primarily to the impact of the Arbitron acquisition in September 2013 as well as the impact of investments in product development initiatives. Corporate costs decreased by approximately $2 million primarily due to higher transaction-related costs in 2013.

Depreciation and Amortization

Depreciation and amortization expense was $286 million for the six months ended June 30, 2014 as compared to $247 million for the six months ended June 30, 2013. This increase was primarily due to higher depreciation and amortization expense associated with assets acquired in business combinations.

For the six months ended June 30, 2014 and 2013, depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $101 million and $74 million, respectively.

Restructuring Charges

We recorded $37 million in restructuring charges relating to employee severance associated with productivity initiatives for the six months ended June 30, 2014.

We recorded $43 million in restructuring charges relating to employee severance associated with productivity initiatives and contract termination costs for the six months ended June 30, 2013.

Operating Income

Operating income for the six months ended June 30, 2014 was $471 million as compared to $382 million for the six months ended June 30, 2013. Operating income within our Buy segment was $143 million for the six months ended June 30, 2014 as compared to $161 million for the six months ended June 30, 2013. Operating income within our Watch segment was $376 million for the six months ended June 30, 2014 as compared to $278 million for the six months ended June 30, 2013. Corporate operating expenses were $48 million for the six months ended June 30, 2014 as compared to $57 million for the six months ended June 30, 2013.

Interest Expense

Interest expense was $155 million for the six months ended June 30, 2014 as compared to $149 million for the six months ended June 30, 2013. This increase is primarily driven by the interest expense allocated to our discontinued operations in the six months ended June 30, 2013 as discussed in the “Discontinued Operations” section in “Factors Affecting Nielsen’s Financial Results” above and the increased debt balance in September 2013 related to Arbitron acquisition financing. This increase is partially offset by the refinancing of Term Loan A and B in February 2013, the maturity of the mandatory convertible debt in February of 2013, the refinancing of the 11.625% senior notes in October 2013, and the partial refinancing of the 7.75% senior notes in April 2014.

Foreign Currency Exchange Transaction Losses, Net

Foreign currency exchange transaction losses, net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.37 to €1.00 for the six months ended June 30, 2014 as compared to $1.31 to €1.00 for the six months ended June 30, 2013.

We incurred losses of $33 million and $16 million for the six months ended June 30, 2014 and 2013, respectively, resulting primarily from the devaluation of the Venezuela bolivars Fuertes as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results” as well as the fluctuations in certain foreign currencies associated with intercompany transactions.

Other Expense, Net

Other expense, net of $48 million for the six months ended June 30, 2014, is primarily related to the “make-whole” premium associated with the partial redemption of our $7.75% Senior Notes due 2018, as well as the write-off of certain previously capitalized deferred financing fees associated with the Class D and E term loans, certain costs incurred in connection with the refinancings and the write down of a cost method investment.

Other expense, net of $12 million for the six months ended June 30, 2013 primarily relates to the write-off of deferred financing costs and other costs associated with the amendment to our Senior Secured Credit Agreement.

Income Taxes

The effective tax rates for the six months ended June 30, 2014 and 2013 were 47% and 31%, respectively. The tax rate for the six months ended June 30, 2014 was higher than the statutory rate as a result of profit mix within various countries and jurisdictions. The tax rate for the six months ended June 30, 2013 was higher than the statutory rate as a result of the tax impact of the Venezuela currency revaluation and accrual for future audit settlements offset by the favorable impact of 2012 return to provision adjustments as well as the favorable impact of certain financing activities and release of tax contingencies.

Business Segment Results for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenues

The table below sets forth our segment revenue performance data for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, both on an as-reported and constant currency basis.

(IN MILLIONS)	Six Months Ended June 30, 2014 Reported	Six Months Ended June 30, 2013 Reported	% Variance 2014 vs. 2013 Reported	Six Months Ended June 30, 2013 Constant Currency	% Variance 2014 vs. 2013 Constant Currency
Revenues by segment
Buy(a)	$1,737	$1,655	5.0%	$1,624	7.0%
Watch(b)	1,346	1,050	28.2%	1,045	28.8%
Total(c)	$3,083	$2,705	14.0%	$2,669	15.5%
(a)

The Buy segment includes the results of Harris Interactive for the six months ended June 30, 2014, commencing on February 3, 2014, the acquisition date.  Excluding the impact from the Harris Interactive acquisition, total Buy revenue was $1,695 million, an increase of 2.4% (4.4% on a constant currency basis).

(b)

The Watch segment includes Arbitron results for the six months ended June 30, 2014. Excluding the impact from the Arbitron acquisition, total Watch revenue was $1,108 million, an increase of 5.5% (6.0% on a constant currency basis).

(c)

Total Nielsen revenue includes the results of both Arbitron (full period) and Harris Interactive (from February 3, 2014) for the six months ended June 30, 2014. Excluding the impact from the two acquisitions, total Nielsen revenue was $2,803 million, an increase of 3.6% (5.0% on a constant currency basis).

Buy Segment Revenues

Revenues increased 5.0% to $1,737 million for the six months ended June 30, 2014 from $1,655 million for the six months ended June 30, 2013 (7.0% on a constant currency basis). Excluding the impact of the Harris Interactive acquisition, revenues increased 2.4% (4.4% on a constant currency basis). Revenues from developing markets increased 1.1% (8.4% on a constant currency basis) and revenues from developed markets increased 6.9% (6.3% on a constant currency basis). Excluding the impact from the Harris Interactive acquisition, revenues from developed markets increased 3.1% (2.5% on a constant currency basis).

Revenues from Information services increased 2.5% to $1,332 million for the six months ended June 30, 2014 from $1,300 million for the six months ended June 30, 2013 (4.5% on a constant currency basis).  Growth in Information services was driven by increased client investment in retail measurement in the developing markets as the addition of new clients in developed markets.

Revenues from Insights services increased 14.1% to $405 million for the six months ended June 30, 2014 from $355 million for the six months ended June 30, 2013 (16.0% on a constant currency basis). Excluding the impact of the Harris acquisition, revenues from Insights services increased 2.3% (4.0% on a constant currency basis), driven largely by strength in developing markets.

Watch Segment Revenues

Revenues increased 28.2% to $1,346 million for the six months ended June 30, 2014 from $1,050 million for the six months ended June 30, 2013 (28.8% on a constant currency basis). Excluding the impact of the Arbitron acquisition, revenues increased 5.5% (6.0% on a constant currency basis). Audience measurement revenue, excluding Arbitron, grew 5.8% (6.3% on a constant currency basis). The increase in Watch revenues was driven by the continued strength of audience measurement, which includes the momentum of our digital offerings and double-digit growth in our Advertiser Solutions business.

Business Segment Operating Income

We do not allocate items below operating income/(loss) to our business segments and therefore the table below sets forth a summary of operating income/(loss) at the business segment level for the six months ended June 30, 2014 and 2013.

(IN MILLIONS)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Variance 2014 vs. 2013
Operating income/(loss) by segment
Buy	$143	$161	$(18)
Watch	376	278	98
Corporate and Eliminations	(48)	(57)	9
Total	$471	$382	$89

Buy Segment Operating Income

Operating income was $143 million for the six months ended June 30, 2014 as compared to $161 million for the six months ended June 30, 2013 as the revenue performance mentioned above was more than offset by higher restructuring charges, depreciation and amortization expense and stock-based compensation expense.

Watch Segment Operating Income

Operating income was $376 million for the six months ended June 30, 2014 as compared to $278 million for the six months ended June 30, 2013. The increase was driven primarily by the revenue performance discussed above and the impact of productivity initiatives partially offset by higher depreciation and amortization expense.

Corporate Expenses and Eliminations

Operating expenses were $48 million for the six months ended June 30, 2014 as compared to $57 million for the six months ended June 30, 2013 due primarily to higher restructuring charges for the six months ended June 30, 2013.

Liquidity and Capital Resources

Overview

We have consistently generated strong cash flows from operations, providing a source of funds of $299 million during the six months ended June 30, 2014 as compared to $270 million for the six months ended June 30, 2013, an increase of $29 million or 10.7%.  We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the six months ended June 30, 2014 and 2013:

(IN MILLIONS)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net cash from operating activities	$299	$270
Cash and cash equivalents	$289	$1,154
Availability under Revolving credit facility	$547	$622

Of the $289 million in cash and cash equivalents, approximately $276 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

We continue to focus on de-levering our balance sheet, extending debt maturities and reducing cash interest expense. In 2013 we re-priced $3 billion of our term loan facility, issued $625 million of 5.50% Senior Notes and redeemed certain of our notes issued with higher rates of interest.  The below table illustrates the results of these efforts through the decrease in our weighted average interest rate and cash paid for interest over the six months ended June 30, 2014 and 2013, respectively.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Weighted average interest rate	4.22%	4.52%
Cash paid for interest, net of amounts capitalized (in millions)	$147	$149

In April 2014, we completed the issuance of $750 million in aggregate principal amount of 5.0% Senior Notes due 2022 at par.  In addition, in April 2014 we entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement, which provides for three new classes of term loans, Class A Term Loans, Class B-1 Term Loans and Class B-2 Term Loans, in a combined principal amount of $3,180 million and €286 million, the proceeds of which, when combined with the net proceeds from the $750 million 5.0% Senior Notes, were used to repay and replace our existing Class D Term Loans maturing in February 2017  and the Class E Term Loans maturing in May 2016.  Concurrent with the refinancing of the term loans, the existing $635 million revolving credit facility with a final maturity of April 2016 was replaced with new aggregate revolving credit commitments of $575 million with a final maturity of April 2019.  Finally, in May 2014 we completed the redemption of $280 million in principal amount of the then currently outstanding $1,080 million aggregate principal amount of 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium. As a result of these transactions, we recorded a pre-tax charge of $45 million during the second quarter of 2014 to other expense, net in the condensed consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized deferred financing fees associated with the Class D and E term loans and certain costs incurred in connection with the refinancing’s.

In July 2014, we completed the issuance of $800 million aggregate principal amount of 5.0% Senior Notes due 2022.  In addition, in July 2014, we completed the redemption of the remaining $800 million of outstanding 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium.  As a result of these transactions, we expect to record a pre-tax charge of approximately $51 million during the third quarter of 2014 to other expense, net in the condensed consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized deferred financing fees associated with the 7.75% Senior Notes.

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

Covenant Compliance

In April 2014 we entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement.  The financial covenant contained in our Fourth Amended and Restated Credit Agreement consists of a maximum leverage ratio applicable to our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the Senior Secured Credit Agreement) at the end of any calendar quarter to Covenant EBITDA (as defined in the Senior Secured Credit Agreement) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 5.50 to 1.00.

Failure to comply with this financial covenant would result in an event of default under our Fourth Amended and Restated Credit Agreement unless waived by our senior credit lenders. An event of default under our Fourth Amended and Restated Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Fourth Amended and Restated Credit Agreement and this covenant are material to us. As of June 30, 2014, we were in full compliance with the financial covenant described above.

Revolving Credit Facility

In April 2014 we entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement, in connection with which the existing $635 million revolving credit facility was replaced with new aggregate revolving credit commitments of $575 million with a final maturity of April 2019. The Fourth Amended and Restated Credit Agreement contains a senior secured revolving credit facility under which Nielsen Finance LLC, TNC (US) Holdings, Inc., and Nielsen Holding and Finance B.V. can borrow revolving loans. The revolving credit facility can also be used for letters of credit, guarantees and swingline loans.

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

As of June 30, 2014 and 2013, we had $25 million and zero borrowings outstanding and had outstanding letters of credit of $3 million and $13 million, respectively. As of June 30, 2014, we had $547 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

N.V. remains committed to driving shareholder value as evidenced with the adoption of a quarterly cash dividend policy by our board of directors in 2013, under which N.V. has paid $167 million in cash dividends for the six months ended June 30, 2014 and $265 million in cash dividends during 2013. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of N.V.’s shareholders, and are in compliance with all laws and agreements to which we are subject.  The below table summarizes the dividends declared on N.V.’s common stock during 2013 and the six months ended June 30, 2014.

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 31, 2013	March 6, 2013	March 20, 2013	$0.16
May 2, 2013	June 5, 2013	June 19, 2013	$0.16
July 25, 2013	August 28, 2013	September 11, 2013	$0.20
October 22, 2013	November 25, 2013	December 9, 2013	$0.20
February 20, 2014	March 6, 2014	March 20, 2014	$0.20
May 1, 2014	June 5, 2014	June 19, 2014	$0.25

On July 24, 2014, our Board declared a cash dividend of $0.25 per share on our common stock.  The dividend is payable on September 11, 2014 to N.V.’s stockholders of record at the close of business on August 28, 2014.

On July 25, 2013, our Board approved a share repurchase program for up to $500 million of N.V.’s outstanding common stock. The primary purpose of the program is to mitigate dilution associated with N.V.’s equity compensation plans. Repurchases will be made in accordance with applicable securities laws from time to time in the open market depending on our management’s evaluation of market conditions and other factors. The program will be executed within the limitations of the existing authority granted at our 2014 Annual General Meeting of Shareholders. As of June 30, 2014, N.V. has purchased 1,330,232 shares of N.V.’s common stock at an average price of $44.63 per share (total consideration of approximately $59 million) under this program. The activity during the six months ended June 30, 2014 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
Balance as of December 31, 2013	289,839	$39.49	289,839	$488,554,427
2014 Activity
January 1- 31	—	n/a	—	$488,554,427
February 1- 28	110,239	$43.42	110,239	$483,768,078
March 1- 31	241,091	$46.85	241,091	$472,472,783
April 1-30	269,972	$44.47	269,972	$460,467,412
May 1-31	211,848	$47.20	211,848	$450,467,820
June 1-30	207,243	$47.44	207,243	$440,635,906
Total	1,330,232	$44.63	1,330,232

Cash Flows

Operating activities. Net cash provided by operating activities was $299 million for the six months ended June 30, 2014, as compared to $270 million for the six months ended June 30, 2013. This increase was driven by the operating income performance described above and reductions in interest paid. Our key collections performance measure, days billing outstanding (DBO), decreased by 1 day as compared to the same period last year.

Investing activities. Net cash used in investing activities was $372 million for the six months ended June 30, 2014, as compared to net cash provided by investing activities of $745 million for the six months ended June 30, 2013. The primary driver for the decrease was the net proceeds received from the sale of our Expositions business in 2013 as well as higher acquisition payments during the six months ended June 30, 2014 as compared to the same period for 2013.

Financing activities. Net cash used in financing activities was $173 million for the six months ended June 30, 2014 as compared to $126 million for the six months ended June 30, 2013. The increase in cash used in financing activities is primarily due to the higher dividend payments and share repurchasing, as described in the “Dividends and Share Repurchase Program” section above, during the six months ended June 30, 2014 as compared to the same period of 2013.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $171 million for the six months ended June 30, 2014 as compared to $170 million for the six months ended June 30, 2013.

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

Revenue Recognition

In May 2014, the FASB issued an ASU, “Revenue from Contracts with Customers”, as a new Topic (“ASC 606”).  The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  We are currently assessing the impact of the adoption of this ASU will have on our condensed consolidated financial statements

Commitments and Contingencies

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

None.

Item 6. Exhibits

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Nielsen Company B.V. (Registrant)

Date: July 29, 2014	/s/ Jeffrey R. Charlton
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

4.1

Indenture, dated as of April 11, 2014, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as Trustee (incorporated herein by reference to the Current Report on Form 8-K filed on April 11, 2014 (File No. 333-191458))

4.2

Amendment Agreement, dated April 22, 2014, among Nielsen Finance LLC, the other borrowers party thereto, the guarantors party thereto, Citibank, N.A., as administrative agent, and certain of the lenders (incorporated herein by reference to the Quarterly Report on Form 10Q filed on April 24, 2014 (File No. 001-35042))

4.3	Form of Fourth Amended and Restated Credit Agreement (incorporated herein by reference to the Quarterly Report on Form 10Q filed on April 24, 2014 (File No. 001-35042))

4.4*	First Supplemental Indenture, dated as of May 23, 2014, between Nielsen Consumer Insights, Inc. and Law Debenture Trust Company of New York, as trustee.

4.5*	Fourth Supplemental Indenture, dated as of May 23, 2014, between Nielsen Consumer Insights, Inc. and Deutsche Bank Trust Company Americas, as trustee

4.6*	Sixth Supplemental Indenture, dated as of May 23, 2014, between Nielsen Consumer Insights, Inc. and Law Debenture Trust Company of New York, as trustee

4.7*	Twelfth Supplemental Indenture, dated as of May 23, 2014, between Nielsen Consumer Insights, Inc. and Law Debenture Trust Company of New York, as trustee.

4.8

Supplemental Indenture, dated as of July 8, 2014, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (identified therein) and Law Debenture Trust Company of New York, as trustee (incorporated herein by reference to the Current Report on Form 8-K filed on July 8, 2014 (File No. 001-35042)).

10.1	Nielsen Holdings Executive Annual Incentive Plan (incorporate herein by reference to the From DEF14A filed by Nielsen N.A. on April 14, 2014 (File No. 001-35042))

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from The Nielsen Company B.V.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets at June 30, 2014 (Unaudited) and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

*  Filed or furnished herewith