Form 10-Q
period 2014-09-30
Nielsen CO B.V.
filed 2014-10-23
CIK 1397410

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 258,463,857  shares of the registrant’s Common Stock outstanding as of September 30, 2014.

The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

The Nielsen Company B.V.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2014	2013	2014	2013
Revenues	$1,572	$1,387	$4,655	$4,092
Cost of revenues, exclusive of depreciation and amortization shown separately below	648	573	1,967	1,732
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	466	433	1,436	1,307
Depreciation and amortization	139	117	425	364
Restructuring charges	6	20	43	63
Operating income	313	244	784	626
Interest income	1	1	3	2
Interest expense	(74)	(78)	(229)	(227)
Foreign currency exchange transaction gains/(losses), net	1	(7)	(32)	(23)
Other (expense)/income, net	(52)	12	(100)	—
Income from continuing operations before income taxes and equity in net income of affiliates	189	172	426	378
Provision for income taxes	(95)	(40)	(207)	(104)
Equity in net income of affiliates	—	—	2	3
Income from continuing operations	94	132	221	277
Income from discontinued operations, net of tax	—	—	—	319
Net income	94	132	221	596
Net income/(loss) attributable to noncontrolling interests	1	(3)	—	(4)
Net income attributable to The Nielsen Company B.V.	$93	$135	$221	$600

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Comprehensive (Loss)/Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2014	2013	2014	2013
Net income	$94	$132	$221	$596
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments (1)	(169)	51	(136)	(83)
Available for sale securities (2)	—	3	4	9
Changes in the fair value of cash flow hedges (3)	4	(2)	3	6
Defined benefit pension plan adjustments (4)	3	3	5	23
Total other comprehensive (loss)/income	(162)	55	(124)	(45)
Total comprehensive (loss)/income	(68)	187	97	551
Less comprehensive loss attributable to noncontrolling interests	(1)	(1)	(2)	(3)
Total comprehensive (loss)/income attributable to The Nielsen Company B.V.	$(67)	$188	$99	$554

(1)

Net of tax of $(4) million and $(2) million for the three months ended September 30, 2014 and 2013, respectively, and $(5) million and $7 million for the nine months ended September 30, 2014 and 2013, respectively

(2)

Net of tax of zero and $(2) million for the three months ended September 30, 2014 and 2013, respectively, and $(3) million and $(6) million for the nine months ended September 30, 2014 and 2013, respectively

(3)

Net of tax of $(2) million and $1 million for the three months ended September 30, 2014 and 2013, respectively, and $(2) and $(4) million for the nine months ended September 30, 2014 and 2013, respectively

(4)	Net of tax of $(1) million and zero for the three months ended September 30, 2014 and 2013, respectively, and zero and $(16) million for the nine months ended September 30, 2014 and 2013, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Balance Sheets

(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)	September 30, 2014 (Unaudited)	December 31, 2013
Assets:
Current assets
Cash and cash equivalents	$355	$552
Trade and other receivables, net of allowances for doubtful accounts and sales returns of $31 and $39 as of September 30, 2014 and December 31, 2013, respectively	1,196	1,194
Prepaid expenses and other current assets	424	374
Total current assets	1,975	2,120
Non-current assets
Property, plant and equipment, net	525	560
Goodwill	7,715	7,684
Other intangible assets, net	4,716	4,781
Deferred tax assets	96	115
Other non-current assets	327	256
Total assets	$15,354	$15,516
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$909	$1,020
Deferred revenues	312	306
Income tax liabilities	201	55
Current portion of long-term debt, capital lease obligations and short-term borrowings	200	148
Total current liabilities	1,622	1,529
Non-current liabilities
Long-term debt and capital lease obligations	6,508	6,492
Deferred tax liabilities	839	864
Other non-current liabilities	772	825
Total liabilities	9,741	9,710
Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity
7% preferred stock, €8.00 par value, 150,000 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013	1	1
Common stock, €0.20 par value, 550,000,000 shares authorized and 258,463,857 shares issued at September 30, 2014 and December 31, 2013	58	58
Additional paid-in capital	6,324	6,359
Accumulated deficit	(356)	(313)
Accumulated other comprehensive loss, net of income taxes	(499)	(377)
Total Nielsen stockholders’ equity	5,528	5,728
Noncontrolling interests	85	78
Total equity	5,613	5,806
Total liabilities and equity	$15,354	$15,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Nielsen Company B.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(IN MILLIONS)	2014	2013
Operating Activities
Net income	$221	$596
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	35	32
Gain on sale of discontinued operations	—	(303)
Currency exchange rate differences on financial transactions and other losses	134	29
Equity in net income of affiliates, net of dividends received	(2)	1
Depreciation and amortization	425	375
Changes in operating assets and liabilities, net of effect of businesses acquired and divested:
Trade and other receivables, net	(13)	(23)
Prepaid expenses and other current assets	(81)	(37)
Accounts payable and other current liabilities and deferred revenues	(161)	(127)
Other non-current liabilities	(6)	(4)
Interest payable	46	39
Income taxes	92	12
Net cash provided by operating activities	690	590
Investing Activities
Acquisition of subsidiaries and affiliates, net of cash acquired	(203)	(1,202)
Proceeds from sale of subsidiaries and affiliates, net	—	934
Additions to property, plant and equipment and other assets	(96)	(79)
Additions to intangible assets	(178)	(176)
Other investing activities	(5)	—
Net cash used in investing activities	(482)	(523)
Financing Activities
Proceeds from issuances of debt, net of issuance costs	4,544	2,505
Repayment of debt	(4,573)	(1,933)
Increase in other short-term borrowings	—	12
Capital contributions to parent	(240)	(163)
Activity under stock plans	(11)	(7)
Other financing activities	(91)	(24)
Net cash (used in)/provided by financing activities	(371)	390
Effect of exchange-rate changes on cash and cash equivalents	(34)	(19)
Net (decrease)/increase in cash and cash equivalents	(197)	438
Cash and cash equivalents at beginning of period	552	287
Cash and cash equivalents at end of period	$355	$725
Supplemental Cash Flow Information
Cash paid for income taxes	$(115)	$(101)
Cash paid for interest, net of amounts capitalized	$(183)	$(196)

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. For a more complete discussion of significant accounting policies, commitments and contingencies and certain other information, refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. All amounts are presented in U.S. Dollars (“$”), except for share data or where expressly stated as being in other currencies, e.g., Euros (“€”). The condensed consolidated financial statements include the accounts of Nielsen and all subsidiaries and other controlled entities. The Company has evaluated events occurring subsequent to September 30, 2014 for potential recognition or disclosure in the condensed consolidated financial statements and concluded there were no subsequent events that required recognition or disclosure other than those provided.

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

In February 2013, the Venezuelan government devalued its currency by 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended. As a result of this change Nielsen recorded a pre-tax charge of $12 million during the first quarter of 2013 in foreign currency exchange transaction gains/(losses), net line in the condensed consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

As of March 31, 2014, based on changes to the Venezuelan currency exchange rate mechanisms, the Company changed the exchange rate used to remeasure our Venezuelan subsidiaries’ financial statements in U.S. dollars. Nielsen began using the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Currency Administration (“SICAD I”).  As a result of a recent exchange agreement between the Central Bank of Venezuela and the Venezuelan government, the Company believes any future remittances for royalty and dividend payments that occur would be transacted at the SICAD I exchange rate based on current facts and circumstances. Accordingly, because the equity of the Venezuelan subsidiary would be realized through the payment of royalties and dividends, the SICAD I exchange rate represents a more realistic exchange rate at which to remeasure the U.S. dollar value of the assets, liabilities, and results of the Company’s Venezuelan subsidiary in the condensed consolidated financial statements. At September 30, 2014, the SICAD I exchange rate was 12.0 bolivars to the U.S. dollar, compared with the official exchange rate of 6.3 bolivars to the U.S. dollar.  As a result of this change, Nielsen recorded a pre-tax charge of $23 million during the nine months ended September 30, 2014 in foreign currency exchange transaction gains/(losses), net in the condensed consolidated statement of operations, reflecting the write-down of monetary assets and liabilities.

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

Revenue Recognition

In May 2014, the FASB issued an ASU, “Revenue from Contracts with Customers”. The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently assessing the impact of the adoption of this ASU will have on its condensed consolidated financial statements.

Going Concern

In August 2014, the FASB issued an ASU, “Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for all entities in the first annual period ending after December 15, 2016; however, early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

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

The following unaudited pro forma information presents the consolidated results of operations of the Company and Arbitron for the three and nine months ended September 30, 2013, as if the acquisition had occurred on January 1, 2013, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

	Three Months Ended	Nine Months Ended
(IN MILLIONS)	September 30, 2013	September 30, 2013
Revenues	$1,510	$4,447
Income from continuing operations	$152	$306

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that the Company would have attained had the acquisition of Arbitron been completed as of the beginning of the reporting period. The Arbitron results of operations are fully reflected in Nielsen’s consolidated results of operations for the three and nine months ended September 30, 2014.

Other Acquisitions

For the nine months ended September 30, 2014, Nielsen paid cash consideration of $203 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2014, the impact on Nielsen’s consolidated results of operations would not have been material.

For the nine months ended September 30, 2013, excluding Arbitron, Nielsen paid cash consideration of $42 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these acquisitions occurred as of January 1, 2013, the impact on Nielsen’s consolidated results of operations would not have been material.

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

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2014	2013	2014	2013
Revenue	$—	$—	$15	$103
Operating income	—	—	—	35
Interest expense	—	—	—	(8)
Income from operations before income taxes	—	—	—	27
Provision for income taxes	—	—	—	(11)
Income from operations	—	—	—	16
Gain on sale, net of tax	—	—	—	303
Income from discontinued operations	$—	$—	$—	$319

Nielsen allocated a portion of its consolidated interest expense to discontinued operations based upon the ratio of net assets sold as a proportion of consolidated net assets. For the three and nine months ended September 30, 2013, interest expense of  zero and $8 million was allocated to discontinued operations.

Following are the major categories of cash flows from discontinued operations, as included in Nielsen’s condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
(IN MILLIONS)	2014	2013
Net cash provided by operating activities	$—	$36
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
	$—	$36

5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2014.

(IN MILLIONS)	Buy	Watch	Total
Balance, December 31, 2013	$3,005	$4,679	$7,684
Acquisitions, divestitures and other adjustments	140	4	144
Effect of foreign currency translation	(98)	(15)	(113)
Balance, September 30, 2014	$3,047	$4,668	$7,715

At September 30, 2014, $78 million of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets

(IN MILLIONS)	Gross Amounts		Accumulated Amortization
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Indefinite-lived intangibles:
Trade names and trademarks	$1,921	$1,921	$—	$—
Amortized intangibles:
Trade names and trademarks	$164	$156	$(65)	$(53)
Customer-related intangibles	2,926	2,882	(1,012)	(897)
Covenants-not-to-compete	36	36	(28)	(19)
Computer software	1,841	1,668	(1,100)	(941)
Patents and other	106	95	(73)	(67)
Total	$5,073	$4,837	$(2,278)	$(1,977)

Amortization expense associated with the above intangible assets was $99 million and $74 million for the three months ended September 30, 2014 and 2013, respectively. These amounts included amortization expense associated with computer software of $52 million and $38 million for the three months ended September 30, 2014 and 2013, respectively.

Amortization expense associated with the above intangible assets was $300 million and $228 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts included amortization expense associated with computer software of $160 million and $120 million for the nine months ended September 30, 2014 and 2013, respectively.

6. Changes in and Reclassification out of Accumulated Other Comprehensive Loss by Component

The table below summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2014 and 2013.

	Currency	Available-
	Translation	for-Sale		Post Employment
	Adjustments	Securities	Cash Flow Hedges	Benefits	Total
(IN MILLIONS)
Balance December 31, 2013	$(114)	$9	$(5)	$(267)	$(377)
Other comprehensive (loss)/income before reclassifications	(136)	4	(4)	—	(136)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	—	7	5	12
Net current period other comprehensive (loss)/income	(136)	4	3	5	(124)
Net current period other comprehensive loss attributable to noncontrolling interest	(2)	—	—	—	(2)
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(134)	4	3	5	(122)
Balance September 30, 2014	$(248)	$13	$(2)	$(262)	$(499)

	Currency Translation Adjustments	Available- for-Sale Securities	Cash Flow Hedges	Post Employment Benefits	Total
(IN MILLIONS)
Balance December 31, 2012	$(13)	$—	$(13)	$(297)	$(323)
Other comprehensive (loss)/income before reclassifications	(83)	9	(2)	12	(64)
Amounts reclassified from accumulated other comprehensive (loss)/income	—	—	8	11	19
Net current period other comprehensive (loss)/income	(83)	9	6	23	(45)
Net current period other comprehensive loss attributable to noncontrolling interest	1	—	—	—	1
Net current period other comprehensive (loss)/income attributable to Nielsen stockholders	(84)	9	6	23	(46)
Balance September 30, 2013	$(97)	$9	$(7)	$(274)	$(369)

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the three months ended September 30, 2014 and 2013, respectively.

(IN MILLIONS)	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Income components	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Affected Line Item in the Condensed Consolidated Statement of Operations
Cash flow hedges
Interest rate contracts	$4	$4	Interest expense
	2	1	Benefit for income taxes
	$2	$3	Total, net of tax
Amortization of Post Employment Benefits
Actuarial loss	$3	$5	(a)
	1	1	Benefit for income taxes
	$2	$4	Total, net of tax
Total reclassification for the period	$4	$7	Net of tax
(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

The table below summarizes the reclassification of accumulated other comprehensive loss by component for the nine months ended September 30, 2014 and 2013, respectively.

(IN MILLIONS)	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Income components	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Affected Line Item in the Condensed Consolidated Statement of Operations
Cash flow hedges
Interest rate contracts	$12	$12	Interest expense
	5	4	Benefit for income taxes
	$7	$8	Total, net of tax
Amortization of Post-Employment Benefits
Actuarial loss	$9	$14	(a)
	4	3	Benefit for income taxes
	$5	$11	Total, net of tax
Total reclassification for the period	$12	$19	Net of tax

(a)	This accumulated other comprehensive loss component is included in the computation of net periodic pension cost.

7. Restructuring Activities

A summary of the changes in the liabilities for restructuring activities is provided below:

(IN MILLIONS)	Total Initiatives
Balance at December 31, 2013	$99
Charges	43
Payments	(87)
Non cash charges and other adjustments	(1)
Balance at September 30, 2014	$54

Nielsen recorded $6 million and $20 million in restructuring charges for the three months ended September 30, 2014 and 2013, respectively, primarily relating to severance costs.

Nielsen recorded $43 million and $63 million in restructuring charges for the nine months ended September 30, 2014 and 2013, respectively, primarily relating to severance and contract termination costs.

Of the $54 million in remaining liabilities for restructuring actions, $44 million is expected to be paid within one year and is classified as a current liability within the condensed consolidated balance sheet as of September 30, 2014.

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

The following table summarizes the valuation of the Company’s material financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30,
(IN MILLIONS)	2014	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$35	$35	—	—
Plan assets for deferred compensation (2)	27	27	—	—
Investment in mutual funds (3)	2	2	—	—
Interest rate swap arrangements (4)	2	—	2	—
Total	$66	$64	$2	—
Liabilities:
Interest rate swap arrangements (4)	$7	—	$7	—
Deferred compensation liabilities (5)	27	27	—	—
Total	$34	$27	$7	—

	December 31,
	2013	Level 1	Level 2	Level 3
Assets:
Investments in equity securities (1)	$28	$28	—	—
Plan assets for deferred compensation (2)	25	25	—	—
Investment in mutual funds (3)	2	2	—	—
Total	$55	$55	—	—
Liabilities:
Interest rate swap arrangements (4)	$10	—	$10	—
Deferred compensation liabilities (5)	25	25	—	—
Total	$35	$25	$10	—

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

It is Nielsen’s policy to have an International Swaps and Derivatives Association (“ISDA”) Master Agreement established with every bank with which it has entered into any derivative contract. Under each of these ISDA Master Agreements, Nielsen agrees to settle only the net amount of the combined market values of all derivative contracts outstanding with any one counterparty should that counterparty default. Certain of the ISDA Master Agreements contain cross-default provisions where if the Company either defaults in payment obligations under its credit facility or if such obligations are accelerated by the lenders, then the Company could also be declared in default on its derivative obligations. At September 30, 2014, Nielsen had no material exposure to potential economic losses due to counterparty credit default risk or cross-default risk on its derivative financial instruments.

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

As of September 30, 2014 the Company had the following outstanding interest rate swaps utilized in the management of its interest rate risk:

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

Nielsen expects to recognize approximately $11 million of net pre-tax losses from accumulated other comprehensive loss to interest expense in the next 12 months associated with its interest-related derivative financial instruments.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014			December 31, 2013
		Accounts Payable		Accounts Payable
Derivatives Designated as Hedging Instruments	Other Non-	and Other Current	Other Non-Current	and Other Current	Other Non-Current
(IN MILLIONS)	Current Assets	Liabilities	Liabilities	Liabilities	Liabilities
Interest rate swaps	$2	$2	$5	$2	$8

Derivatives in Cash Flow Hedging Relationships

The pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended September 30, 2014 and 2013 was as follows:

Amount of Loss
	Amount of (Gain)/Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended		into Income (Effective	Three Months Ended
Hedging Relationships	September 30,		Portion)	September 30,
(IN MILLIONS)	2014	2013		2014	2013
Interest rate swaps	$(3)	$7	Interest expense	$4	$4

The pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended September 30, 2014 and 2013 was as follows:

Amount of Loss
	Amount of Loss			Reclassified from AOCI
	Recognized in OCI		Location of Loss	into Income
	(Effective Portion)		Reclassified from AOCI	(Effective Portion)
Derivatives in Cash Flow	Nine Months Ended		into Income (Effective	Nine Months Ended
Hedging Relationships	September 30,		Portion)	September 30,
(IN MILLIONS)	2014	2013		2014	2013
Interest rate swaps	$6	$2	Interest expense	$12	$12

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

The Company did not measure any material non-financial assets or liabilities at fair value during the nine months ended September 30, 2014.

9. Long-term Debt and Other Financing Arrangements

Unless otherwise stated, interest rates are as of September 30, 2014.

	September 30, 2014			December 31, 2013
	Weighted			Weighted
	Interest	Carrying	Fair	Interest	Carrying	Fair
(IN MILLIONS)	Rate	Amount	Value	Rate	Amount	Value
$2,532 million Senior secured term loan (LIBOR based variable rate of 2.90%) due 2016		—	—		2,507	2,512
$1,222 million Senior secured term loan (LIBOR based variable rate of 2.15%) due 2017		—	—		1,115	1,113
$1,580 million Senior secured term loan (LIBOR based variable rate of 2.15% ) due 2019		1,560	1,559		—	—
$500 million Senior secured term loan (LIBOR based variable rate of 2.40% ) due 2017		499	496		—	—
$1,100 million Senior secured term loan (LIBOR based variable rate of 3.15% ) due 2021		1,097	1,093		—	—
€289 million Senior secured term loan (Euro LIBOR based variable rate of 3.15%) due 2016		—	—		394	395
€286 million Senior secured term loan (Euro LIBOR based variable rate of 3.00%) due 2021		360	360		—	—
$575 million senior secured revolving credit facility (Euro LIBOR or LIBOR based variable rate) due 2019		—	—		—	—
Total senior secured credit facilities (with weighted-average interest rate)	2.68%	3,516	3,508	2.89%	4,016	4,020
$1,080 million 7.75% senior debenture loan due 2018		—	—		1,083	1,172
$800 million 4.50% senior debenture loan due 2020		800	777		800	779
$1,550 million 5.00% senior debenture loan due 2022		1,553	1,527		—	—
$625 million 5.50% senior debenture loan due 2021		625	628		625	636
Total debenture loans (with weighted-average interest rate)	5.23%	2,978	2,932	6.51%	2,508	2,587
Loan with Parent		88	88		—	—
Other loans		8	8		5	5
Total long-term debt	3.85%	6,590	6,448	4.28%	6,529	6,612
Capital lease and other financing obligations		118			111
Total debt and other financing arrangements		6,708			6,640
Less: Current portion of long-term debt, capital lease and other financing obligations and other short-term borrowings		200			148
Non-current portion of long-term debt and capital lease and other financing obligations		$6,508			$6,492

The fair value of the Company’s long-term debt instruments was based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities and such fair value measurements are considered Level 1 or Level 2 in nature, respectively.

Annual maturities of Nielsen’s long-term debt are as follows:

(IN MILLIONS)
For October 1, 2014 to December 31, 2014	$25
2015	194
2016	118
2017	640
2018	212
2019	1,042
Thereafter	4,359
$6,590

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

In July 2014, Nielsen completed the issuance of an additional $800 million aggregate principal amount of 5.0% Senior Notes due 2022. The notes are traded interchangeably with the $750 million aggregate principal amount of 5.00% Senior Notes due 2022 issued in April 2014. In addition, in July 2014, the Company redeemed the remaining $800 million of outstanding 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium.  As a result of these transactions, the Company recorded a pre-tax charge of $51 million during the third quarter of 2014 to other expense, net in the condensed consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized deferred financing fees associated with the 7.75% Senior Notes.

10. Income Taxes

The effective tax rates for the three months ended September 30, 2014 and 2013 were 50% and 23%, respectively. The tax rate for the three months ended September 30, 2014 was higher than the Dutch statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, residual tax expense on foreign source income, reserves for uncertain tax positions, and state and local income taxes offset by the favorable impact of certain financing activities.  The tax rate for the three months ended September 30, 2013 was lower than the Dutch statutory rate as a result of the favorable of return to provision adjustments as well as the impact of certain financing activities. .

The effective tax rates for the nine months ended September 30, 2014 and 2013 were 49% and 27%, respectively. The tax rate for the nine months ended September 30, 2014 was higher than the Dutch statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, residual tax expense on foreign source income, reserves for uncertain tax positions, and state and local income taxes offset by the favorable impact of certain financing activities.  The tax rate for the nine months ended September 30, 2013 was higher than the Dutch statutory rate as a result of the tax impact of the Venezuela currency revaluation and reserves for uncertain tax positions, offset by the favorable impacts of return to provision adjustments as well as the impact of certain financing activities.

The estimated liability for unrecognized income tax benefits as of December 31, 2014 is $496 million and was $457 million as of December 31, 2013. If the Company’s tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce the Company’s effective tax rate in future periods.

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

Business Segment Information

(IN MILLIONS)	Buy	Watch	Corporate	Total
Three Months Ended September 30, 2014
Revenues	$878	$694	—	$1,572
Depreciation and amortization	$55	$83	$1	$139
Restructuring charges	$4	$1	$1	$6
Stock-based compensation expense	$3	$2	$7	$12
Operating income/(loss)	$109	$226	$(22)	$313
Total assets as of September 30, 2014	$6,882	$8,208	$264	$15,354

(IN MILLIONS)
Three Months Ended September 30, 2013
Revenues	$848	$539	—	$1,387
Depreciation and amortization	$49	$66	$2	$117
Restructuring charges	$10	$7	$3	$20
Stock-based compensation expense	$3	$3	$5	$11
Operating income/(loss)	$107	$163	$(26)	$244
Total assets as of December 31, 2013	$6,768	$8,326	$422	$15,516

(IN MILLIONS)	Buy	Watch	Corporate	Total
Nine Months Ended September 30, 2014
Revenues	$2,615	$2,040	—	$4,655
Depreciation and amortization	$166	$256	$3	$425
Restructuring charges	$26	$11	$6	$43
Stock-based compensation expense	$12	$8	$15	$35
Operating income/(loss)	$252	$602	$(70)	$784

(IN MILLIONS)
Nine Months Ended September 30, 2013
Revenues	$2,503	$1,589	—	$4,092
Depreciation and amortization	$149	$209	$6	$364
Restructuring charges	$27	$19	$17	$63
Stock-based compensation expense	$10	$7	$15	$32
Operating income/(loss)	$268	$441	$(83)	$626

13. Guarantor Financial Information

The following supplemental financial information sets forth for the Company, its subsidiaries that have issued certain debt securities (the “Issuers”) and its guarantor and non-guarantor subsidiaries, all as defined in the credit agreements, the condensed consolidating balance sheet as of September 30, 2014 and December 31, 2013, condensed consolidating statements of operations for three and nine months ended September 30, 2014 and 2013 and condensed consolidating statement of cash flows for the nine months ended September 30, 2014 and 2013. The Senior Notes are jointly and severally guaranteed on an unconditional basis by Nielsen and subject to certain exceptions, each of the direct and indirect wholly-owned subsidiaries of Nielsen, including VNU Intermediate Holding B.V., Nielsen Holding and Finance B.V., VNU International B.V., TNC (US) Holdings, Inc., VNU Marketing Information, Inc. and ACN Holdings, Inc., and the wholly-owned subsidiaries thereof, including the wholly-owned U.S. subsidiaries of ACN Holdings, Inc., in each case to the extent that such entities provide a guarantee under the senior secured credit facilities. The issuers are Nielsen Finance LLC and Nielsen Finance Co., both wholly-owned subsidiaries of ACN Holdings, Inc. and subsidiary guarantors and The Nielsen Company (Luxembourg) S ar l., a wholly owned subsidiary of Nielsen Holding and Finance B.V. The historical financial information has been updated to reflect The Nielsen Company (Luxembourg) S ar l. as an issuer.

Nielsen is a holding company and does not have any material assets or operations other than ownership of the capital stock of its direct and indirect subsidiaries. All of Nielsen’s operations are conducted through its subsidiaries, and, therefore, Nielsen is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

The Nielsen Company B.V.

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the three months ended September 30, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$851	$721	$—	$1,572
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	311	337	—	648
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	230	236	—	466
Depreciation and amortization	—	—	108	31	—	139
Restructuring charges	—	—	5	1	—	6
Operating income	—	—	197	116	—	313
Interest income	—	215	12	2	(228)	1
Interest expense	—	(70)	(219)	(13)	228	(74)
Foreign currency exchange transaction gains/(losses), net	—	—	3	(2)	—	1
Other (expense)/income, net	—	(51)	(19)	18	—	(52)
Income/(loss) from continuing operations before income taxes and equity in net income of subsidiaries and affiliates	—	94	(26)	121	—	189
Provision for income taxes	—	(23)	(40)	(32)	—	(95)
Equity in net income of subsidiaries	94	20	160	—	(274)	—
Net income	94	91	94	89	(274)	94
Less net income attributable to noncontrolling interests	—	—	—	1	—	1
Net income attributable to controlling interest	94	91	94	88	(274)	93
Total other comprehensive loss	(162)	(172)	(162)	(261)	595	(162)
Total comprehensive loss	(68)	(81)	(68)	(172)	321	(68)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Total comprehensive loss attributable to controlling interest	$(68)	(81)	(68)	(171)	321	(67)

The Nielsen Company B.V.

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

For the three months ended September 30, 2013

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$675	$712	$—	$1,387
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	251	322	—	573
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	212	221	—	433
Depreciation and amortization	—	—	89	28	—	117
Restructuring charges	—	—	12	8	—	20
Operating income	—	—	111	133	—	244
Interest income	—	170	24	4	(197)	1
Interest expense	—	(74)	(189)	(12)	197	(78)
Foreign currency exchange transaction gains/(losses), net	—	—	2	(9)	—	(7)
Other income/(expense), net	—	—	34	(22)	—	12
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	—	96	(18)	94	—	172
(Provision)/benefit for income taxes	—	(15)	30	(55)	—	(40)
Equity in net income of subsidiaries	135	56	123	—	(314)	—
Equity in net (loss)/income of affiliates	—	—	(1)	1	—	—
Net income from continuing operations	135	137	134	40	(314)	132
Discontinued operations, net of tax	—	—	1	(1)	—	—
Net income	135	137	135	39	(314)	132
Less net loss attributable to noncontrolling interest	—	—	—	(3)	—	(3)
Net income attributable to controlling interest	135	137	135	42	(314)	135
Total other comprehensive income	53	61	53	110	(222)	55
Total other comprehensive income attributable to noncontrolling interest	—	—	—	2	—	2
Total other comprehensive income attributable to controlling interest	53	61	53	108	(222)	53
Total comprehensive income	188	198	188	149	(536)	187
Comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Total comprehensive income attributable to controlling interest	$188	$198	$188	$150	$(536)	$188

The Nielsen Company B.V.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the nine months ended September 30, 2014

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,505	$2,150	$—	$4,655
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	947	1,020	—	1,967
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	717	719	—	1,436
Depreciation and amortization	—	—	333	92	—	425
Restructuring charges	—	—	29	14	—	43
Operating income	—	—	479	305	—	784
Interest income	—	636	35	7	(675)	3
Interest expense	—	(217)	(649)	(38)	675	(229)
Foreign currency exchange transaction gains/(losses), net	—	—	3	(35)	—	(32)
Other (expense)/income, net	—	(96)	129	(133)	—	(100)
Income/(loss) from continuing operations before income taxes and equity in net income/(loss) of subsidiaries and affiliates	—	323	(3)	106	—	426
Provision for income taxes	—	(80)	(87)	(40)	—	(207)
Equity in net income/(loss) of subsidiaries	221	(20)	312	—	(513)	—
Equity in net (loss)/income of affiliates	—	—	(1)	3	—	2
Net income	221	223	221	69	(513)	221
Total other comprehensive loss	(124)	(150)	(125)	(235)	510	(124)
Total comprehensive income/(loss)	97	73	96	(166)	(3)	97
Comprehensive loss attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Total comprehensive income/(loss) attributable to controlling interests	$97	73	96	(164)	(3)	99

The Nielsen Company B.V.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

For the nine months ended September 30, 2013

(IN MILLIONS)	Parent	Issuer	Guarantor	Non- Guarantor	Elimination	Consolidated
Revenues	$—	$—	$2,013	$2,079	$—	$4,092
Cost of revenues, exclusive of depreciation and amortization shown separately below	—	—	759	973	—	1,732
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	—	—	628	679	—	1,307
Depreciation and amortization	—	—	274	90	—	364
Restructuring charges	—	—	31	32	—	63
Operating income	—	—	321	305	—	626
Interest income	—	530	48	13	(589)	2
Interest expense	—	(224)	(555)	(37)	589	(227)
Foreign currency exchange transaction gains/(losses), net	—	—	2	(25)	—	(23)
Other (expense)/income, net	—	(12)	98	(86)	—	—
Income/(loss) from continuing operations before income taxes and equity in net income of subsidiaries and affiliates	—	294	(86)	170	—	378
(Provision)/benefit for income taxes	—	(63)	30	(71)	—	(104)
Equity in net income of subsidiaries	600	372	332	—	(1,304)	—
Equity in net income of affiliates	—	—	—	3	—	3
Income from continuing operations	600	603	276	102	(1,304)	277
Income/(loss) from discontinued operations, net of tax	—	—	324	(5)	—	319
Net income	600	603	600	97	(1,304)	596
Less net loss attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income attributable to controlling interest	600	603	600	101	(1,304)	600
Total other comprehensive loss	(46)	(43)	(45)	(25)	114	(45)
Total other comprehensive income attributable to noncontrolling interests	—	—	—	1	—	1
Total other comprehensive loss attributable to controlling interests	(46)	(43)	(45)	(26)	114	(46)
Total comprehensive income	554	560	555	72	(1,190)	551
Comprehensive loss attributable to noncontrolling interests	—	—	—	(3)	—	(3)
Total comprehensive income attributable to controlling interests	$554	$560	$555	$75	$(1,190)	$554

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet (Unaudited)

September 30, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$—	20	17	318	—	355
Trade and other receivables, net	—	—	506	690	—	1,196
Prepaid expenses and other current assets	—	8	261	155	—	424
Intercompany receivables	5	180	185	181	(551)	—
Total current assets	5	208	969	1,344	(551)	1,975
Non-current assets
Property, plant and equipment, net	—	—	321	204	—	525
Goodwill	—	—	5,574	2,141	—	7,715
Other intangible assets, net	—	—	4,296	420	—	4,716
Deferred tax assets	1	—	65	30	—	96
Other non-current assets	—	47	153	127	—	327
Equity investment in subsidiaries	5,531	1,750	7,502	—	(14,783)	—
Intercompany loans	—	10,494	635	1,223	(12,352)	—
Total assets	$5,537	$12,499	$19,515	$5,489	$(27,686)	$15,354
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$80	$326	$503	$—	$909
Deferred revenues	—	—	181	131	—	312
Income tax liabilities	2	—	157	42	—	201
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	99	12	89	—	200
Intercompany payables	5	—	371	175	(551)	—
Total current liabilities	7	179	1,047	940	(551)	1,622
Non-current liabilities
Long-term debt and capital lease obligations	—	6,395	93	20	—	6,508
Deferred tax liabilities	—	74	697	68	—	839
Intercompany loans	—	64	11,651	637	(12,352)	—
Other non-current liabilities	2	5	496	269	—	772
Total liabilities	9	6,717	13,984	1,934	(12,903)	9,741
Total stockholders’ equity	5,528	5,782	5,531	3,470	(14,783)	5,528
Noncontrolling interests	—	—	—	85	—	85
Total equity	5,528	5,782	5,531	3,555	(14,783)	5,613
Total liabilities and equity	$5,537	$12,499	$19,515	$5,489	$(27,686)	$15,354

The Nielsen Company B.V.

Condensed Consolidating Balance Sheet

December 31, 2013

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Elimination	Consolidated
Assets:
Current assets
Cash and cash equivalents	$—	$—	$205	$347	$—	$552
Trade and other receivables, net	—	—	447	747	—	1,194
Prepaid expenses and other current assets	—	11	225	138	—	374
Intercompany receivables	—	190	169	176	(535)	—
Total current assets	—	201	1,046	1,408	(535)	2,120
Non-current assets
Property, plant and equipment, net	—	—	327	233	—	560
Goodwill	—	—	5,493	2,191	—	7,684
Other intangible assets, net	—	—	4,360	421	—	4,781
Deferred tax assets	1	7	57	50	—	115
Other non-current assets	—	39	99	118	—	256
Equity investment in subsidiaries	5,730	2,093	7,632	—	(15,455)	—
Intercompany loans	—	10,224	495	1,289	(12,008)	—
Total assets	$5,731	$12,564	$19,509	$5,710	$(27,998)	$15,516
Liabilities and equity:
Current liabilities
Accounts payable and other current liabilities	$—	$47	$367	$606	$—	$1,020
Deferred revenues	—	—	154	152	—	306
Income tax liabilities	—	—	13	42	—	55
Current portion of long-term debt, capital lease obligations and short-term borrowings	—	136	11	1	—	148
Intercompany payables	—	5	377	153	(535)	—
Total current liabilities	—	188	922	954	(535)	1,529
Non-current liabilities
Long-term debt and capital lease obligations	—	6,388	86	18	—	6,492
Deferred tax liabilities	—	74	720	70	—	864
Intercompany loans	—	—	11,513	495	(12,008)	—
Other non-current liabilities	2	8	538	277	—	825
Total liabilities	2	6,658	13,779	1,814	(12,543)	9,710
Total stockholders’ equity	5,729	5,906	5,730	3,818	(15,455)	5,728
Noncontrolling interests	—	—	—	78	—	78
Total equity	5,729	5,906	5,730	3,896	(15,455)	5,806
Total liabilities and equity	$5,731	$12,564	$19,509	$5,710	$(27,998)	$15,516

The Nielsen Company B.V.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2014

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by operating activities	$—	$452	$109	$129	$690
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(121)	(82)	(203)
Additions to property, plant and equipment and other assets	—	—	(63)	(33)	(96)
Additions to intangible assets	—	—	(159)	(19)	(178)
Other investing activities	—	—	(5)	—	(5)
Net cash used in investing activities	—	—	(348)	(134)	(482)
Financing activities:
Repayments of debt	—	(4,572)	—	(1)	(4,573)
Proceeds from the issuance of debt, net of issuance costs		4,544	—	—	4,544
Capital contributions to parent	(240)	—	—	—	(240)
Activity under stock plans	—	—	(6)	(5)	(11)
Settlement of intercompany and other financing activities	240	(404)	57	16	(91)
Net cash (used in)/provided by financing activities	—	(432)	51	10	(371)
Effect of exchange-rate changes on cash and cash equivalents	—	—	—	(34)	(34)
Net increase/(decrease) in cash and cash equivalents	—	20	(188)	(29)	(197)
Cash and cash equivalents at beginning of period	—	—	205	347	552
Cash and cash equivalents at end of period	$—	$20	$17	$318	$355

The Nielsen Company B.V.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2013

(IN MILLIONS)	Parent	Issuers	Guarantor	Non- Guarantor	Consolidated
Net cash provided by operating activities	$—	$409	$13	$168	$590
Investing activities:
Acquisition of subsidiaries and affiliates, net of cash acquired	—	—	(1,195)	(7)	(1,202)
Proceeds from sale of subsidiaries and affiliates, net	—	—	934	—	934
Additions to property, plant and equipment and other assets	—	—	(34)	(45)	(79)
Additions to intangible assets	—	—	(161)	(15)	(176)
Net cash used in investing activities	—	—	(456)	(67)	(523)
Financing activities:
Proceeds from the issuance of debt, net of issuance costs	—	2,481	20	4	2,505
Repayments of debt	—	(1,933)	—	—	(1,933)
Increase in other short-term borrowings	—	—	—	12	12
Capital contributions to parent	(163)	—	—	—	(163)
Activity under stock plans	—	—	(4)	(3)	(7)
Settlement of intercompany and other financing activities	163	(957)	773	(3)	(24)
Net cash (used in)/provided by financing activities	—	(409)	789	10	390
Effect of exchange-rate changes on cash and cash equivalents	—	—	(2)	(17)	(19)
Net increase in cash and cash equivalents	—	—	344	94	438
Cash and cash equivalents at beginning of period	—	—	24	263	287
Cash and cash equivalents at end of period	$—	$—	$368	$357	$725

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

Background and Executive Summary

We are a global information and measurement company that provides clients with a comprehensive understanding of consumers and consumer behavior. We deliver critical media and marketing information, analytics and industry expertise about what consumers buy (referred to herein as “Buy”) and what consumers watch and listen to on a global and local basis (consumer interaction across the television, radio, online and mobile viewing and listening platforms referred to herein as “Watch”). Our information, insights and solutions help our clients maintain and strengthen their market positions and identify opportunities for profitable growth. We have a presence in more than 100 countries, including many emerging markets, and hold leading market positions in many of our services and geographies.

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

Our business strategy is built upon a model that has traditionally yielded consistent revenue performance. Typically, before the start of each year, nearly 70% of our annual revenue has been committed under contracts in our combined Buy and Watch segments, which provides us with a high degree of stability to our revenue and allows us to effectively manage our profitability and cash flows. We continue to look for growth opportunities through global expansion, specifically within emerging markets, as well as through the cross-platform expansion of our insights services and measurement services.

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

Our Buy segment provides Information services, which include our core tracking and scan data (primarily transactional measurement data and consumer behavior information), and Insights services (primarily comprised of our analytical solutions) to businesses in the consumer packaged goods industry. Our services also enable our clients to better manage their brands, uncover new sources of demand, launch and grow new products, analyze their sales, improve their marketing mix and establish more effective consumer relationships. Our data is used by our clients to measure their market share, tracking billions of sales transactions per month in retail outlets around the world. Our extensive database of retail and consumer information, combined with our advanced analytical capabilities, helps generate strategic insights that influence our clients’ key business decisions. Within our Buy segment, we have two primary geographic groups, developed and emerging markets. Developed markets primarily include the United States, Canada, Western Europe, Japan and Australia while emerging markets include Africa, Latin America, Eastern Europe, Russia, China, India and Southeast Asia.

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

We incurred acquisition-related expenses of $4 million and $18 million for the three and nine months ended September 30, 2013, respectively, which primarily consisted of transaction fees, legal, accounting and other professional services that are included in selling, general and administrative expense in the condensed consolidated statement of operations.

The following unaudited pro forma information presents the consolidated results of operations of us and Arbitron for the three and nine months ended September 30, 2013, as if the acquisition had occurred on January 1, 2013, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense from acquisition financing, and certain other adjustments:

(IN MILLIONS)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenues	$1,510	$4,447
Income from continuing operations	$152	$306

The unaudited pro forma results do not reflect any synergies and are not necessarily indicative of the results that we would have attained had the acquisition of Arbitron been completed as of the beginning of the reporting period.

The Arbitron results of operations are fully reflected in our consolidated results of operations for the three and nine months ended September 30, 2014.

Other Acquisitions

For the nine months ended September 30, 2014, we paid cash consideration of $203 million associated with both current period and previously executed acquisitions, net of cash acquired. Had these current period acquisitions occurred as of January 1, 2014, the impact on our consolidated results of operations would not have been material.

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

Summarized results of operations for discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN MILLIONS)	2014	2013	2014	2013
Revenue	$—	$—	$15	$103
Operating income	—	—	—	35
Interest expense	—	—	—	(8)
Income from operations before income taxes	—	—	—	27
Provision for income taxes	—	—	—	(11)
Income from operations	—	—	—	16
Gain on sale, net of tax	—	—	—	303
Income from discontinued operations	$—	$—	$—	$319

We allocated a portion of our consolidated interest expense to discontinued operations based upon the ratio of net assets sold as a proportion of consolidated net assets.  For the three and nine months ended September 30, 2013, interest expense of zero and $8 million, respectively, was allocated to discontinued operations.

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

As a result, fluctuations in the value of foreign currencies relative to the U.S. dollar impact our operating results. Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.” In countries with currencies other than the U.S. dollar, assets and liabilities are translated into U.S. dollars using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange. The average U.S. dollar to Euro exchange rate was $1.36 to €1.00 and $1.32 to €1.00 for the nine months ended September 30, 2014 and 2013, respectively. Constant currency growth rates used in the following discussion of results of operations eliminate the impact of year-over-year foreign currency fluctuations.

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

In February 2013, the Venezuelan government devalued its currency by 32%. The official exchange rate moved from 4.30 to 6.30 and the regulated System of Transactions with Securities in Foreign Currency market was suspended. As a result of this change, we recorded a charge of $12 million in 2013 in foreign currency exchange transaction gains/(losses), net in the condensed consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

As of March 31, 2014, based on changes to Venezuelan currency rate mechanisms, we changed the exchange rate we use to remeasure our Venezuelan Buy and Watch subsidiaries’ financial statements in U.S. dollars. We began using the exchange rate determined by periodic auctions for U.S. dollars conducted under Venezuela’s Complementary System of Foreign Administration (“SICAD l”). As a result of a recent exchange agreement between the Central Bank of Venezuela and the Venezuelan government, we believe any future remittances for royalty and dividend payments that occur would be transacted at the SICAD I exchange rate based on current facts and circumstances. Accordingly, because the equity of the Venezuelan subsidiary would be realized through the payment of royalties and dividends, the SICAD I exchange rate represents a more realistic exchange rate at which to remeasure the U.S. dollar value of the assets, liabilities, and results of the Company’s Venezuelan subsidiary in the condensed consolidated financial statements. As of September 30, 2014, the SICAD l exchange rate was 12.0 bolivars to the U.S. dollar, compared to the official exchange rate of 6.3 bolivars to the U.S. dollar we used previously. As a result of this change, we recorded a charge of approximately $23 million during the nine months ended September 30, 2014 in foreign currency exchange transaction gains/(losses), net in the condensed consolidated statement of operations primarily reflecting the write-down of monetary assets and liabilities.

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

Results of Operations—Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,
(IN MILLIONS)	2014	2013
Revenues	$1,572	$1,387
Cost of revenues, exclusive of depreciation and amortization shown separately below	648	573
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	466	433
Depreciation and amortization	139	117
Restructuring charges	6	20
Operating income	313	244
Interest income	1	1
Interest expense	(74)	(78)
Foreign currency exchange transaction gains/(losses), net	1	(7)
Other (expense)/income, net	(52)	12
Income from continuing operations before income taxes and equity in net income of affiliates	189	172
Provision for income taxes	(95)	(40)
Net income	$94	$132

Consolidated Results for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues

Revenues increased 13.3% to $1,572 million for the three months ended September 30, 2014 from $1,387 million for the three months ended September 30, 2013, or an increase of 14.4% on a constant currency basis, excluding a 1.1% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of the Arbitron and Harris Interactive acquisitions, revenues increased 2.5% (3.4% on a constant currency basis). Revenues within our Buy segment increased 3.5% (4.9% on a constant currency basis). Excluding the impact of the Harris Interactive acquisition, Buy segment revenues increased 0.7% (2.0% on a constant currency basis).  Revenues within our Watch segment increased 28.8% (29.2% on a constant currency basis). Excluding the impact of the Arbitron acquisition, Watch segment revenues increased 5.2% (5.6% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 13.1% to $648 million for the three months ended September 30, 2014 from $573 million for the three months ended September 30, 2013, or an increase of 13.7% on a constant currency basis, excluding a 0.6% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 7.3% (8.5% on a constant currency basis) due primarily to the impact of the Harris Interactive acquisition in February 2014 and the continued global expansion of our services. Costs within our Watch segment increased 20.8% (20.8% on a constant currency basis) due primarily to the impact of the Arbitron acquisition in September 2013 partially offset by the impact of productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 7.6% to $466 million for the three months ended September 30, 2014 from $433 million for the three months ended September 30, 2013, or an increase of 8.4% on a constant currency basis, excluding a 0.8% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment were flat (an increase of 0.6% on a constant currency basis). Costs within our Watch segment increased 39.0% (39.0% on a constant currency basis) due primarily to the impact of the Arbitron acquisition in September 2013 as well as the impact of investments in product development initiatives. Corporate costs decreased by approximately $5 million due primarily to higher transaction-related costs in 2013.

Depreciation and Amortization

Depreciation and amortization expense was $139 million for the three months ended September 30, 2014 as compared to $117 million for the three months ended September 30, 2013. This increase was primarily due to higher depreciation and amortization expense associated with assets acquired in business combinations.

For the three months ended September 30, 2014 and 2013, depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $51 million and $35 million, respectively.

Restructuring Charges

We recorded $6 million and $20 million in restructuring charges relating to employee severance associated with productivity initiatives for the three months ended September 30, 2014 and 2013, respectively.

Operating Income

Operating income for the three months ended September 30, 2014 was $313 million as compared to $244 million for the three months ended September 30, 2013. Operating income within our Buy segment was $109 million for the three months ended September 30, 2014 as compared to $107 million for the three months ended September 30, 2013. Operating income within our Watch segment was $226 million for the three months ended September 30, 2014 as compared to $163 million for the three months ended September 30, 2013. Corporate operating expenses were $22 million for the three months ended September 30, 2014 as compared to $26 million for the three months ended September 30, 2013.

Interest Expense

Interest expense was $74 million for the three months ended September 30, 2014 as compared to $78 million for the three months ended September 30, 2013. This decrease is primarily due to the refinancing of the 11.625% senior notes in October 2013, the partial refinancing of the 7.75% senior notes in April 2014 and the refinancing of the remaining 7.75% senior notes in July 2014. The decrease is partially offset by the increased debt balance in September 2013 related to Arbitron acquisition financing.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction gains/(losses), net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.33 to €1.00 for each of the three months ended September 30, 2014 and 2013.

We realized net gains of $1 million for the three months ended September 30, 2014 and net losses of $7 million for the three months ended September 30, 2013, in each case resulting primarily from the fluctuations in certain foreign currencies associated with intercompany transactions.

Other (Expense)/Income, Net

Other expense, net of $52 million for the three months ended September 30, 2014 is primarily related to the “make-whole” premium associated with the July 2014 redemption of the remaining 7.75% Senior Notes due 2018.

The $12 million of other income, net amount for the three months ended September 30, 2013, primarily relates to the $24 million gain from the step acquisition of Scarborough partially offset by charges of $12 million associated with the unused bridge loan terminated as part of the Arbitron acquisition.

Income Taxes

The effective tax rates for the three months ended September 30, 2014 and 2013 were 50% and 23%, respectively.  The tax rate for the three months ended September 30, 2014 was higher than the Dutch statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, residual tax expense on foreign source income, reserves for uncertain tax positions, and state and local income taxes offset by the favorable impact of certain financing activities.  The tax rate for the three months ended September 30, 2013 was lower than the Dutch statutory rate as a result of the favorable of return to provision adjustments as well as the impact of certain financing activities.

The estimated liability for unrecognized tax benefits as of December 31, 2014 is $496 million and was $475 million as of December 31, 2013. If our tax positions are favorably sustained by the taxing authorities, the reversal of the underlying liabilities would reduce our effective tax rate in future periods.

Business Segment Results for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues

The table below sets forth our segment revenue performance data for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, both on an as-reported and constant currency basis.

(IN MILLIONS)	Three Months Ended September 30, 2014 Reported	Three Months Ended September 30, 2013 Reported	% Variance 2014 vs. 2013 Reported	Three Months Ended September 30, 2013 Constant Currency	% Variance 2014 vs. 2013 Constant Currency
Revenues by segment
Buy(a)	$878	$848	3.5%	$837	4.9%
Watch(b)	694	539	28.8%	537	29.2%
Total(c)	$1,572	$1,387	13.3%	$1,374	14.4%
(a)

The Buy segment includes the results of Harris Interactive for the three months ended September 30, 2014. Excluding the impact from the Harris Interactive acquisition, total Buy revenue was $854 million, an increase of 0.7% (2.0% on a constant currency basis).

(b)

The Watch segment includes Arbitron results for the three months ended September 30, 2014. Excluding the impact from the Arbitron acquisition, total Watch revenue was $567 million, an increase of 5.2% (5.6% on a constant currency basis).

(c)

Total Nielsen revenue includes the results of both Arbitron and Harris Interactive for the three months ended September 30, 2014. Excluding the impact from the two acquisitions, total Nielsen revenue was $1,421 million, an increase of 2.5% (3.4% on a constant currency basis).

Buy Segment Revenues

Revenues increased 3.5% to $878 million for the three months ended September 30, 2014 from $848 million for the three months ended September 30, 2013 (4.9% on a constant currency basis). Excluding the impact of the Harris Interactive acquisition, revenues increased 0.7% (2.0% on a constant currency basis). Revenues from emerging markets increased 6.0% (10.3% on a constant currency basis) and revenues from developed markets increased 2.3% (2.3% on a constant currency basis). Excluding the impact from the Harris Interactive acquisition, revenues from developed markets decreased 2.0% (a decrease of 2.0% on a constant currency basis).

Revenues from Information services increased 2.0% to $677 million for the three months ended September 30, 2014 from $664 million for the three months ended September 30, 2013 (3.7% on a constant currency basis).  Growth in Information services was driven largely by new client wins and increased client investment in retail measurement in the emerging markets.

Revenues from Insights services increased 9.2% to $201 million for the three months ended September 30, 2014 from $184 million for the three months ended September 30, 2013 (9.2% on a constant currency basis). Excluding the impact of the Harris acquisition, revenues from Insights services decreased 3.8% (a decrease of 3.8% on a constant currency basis), driven by anticipated softness in North America.

Watch Segment Revenues

Revenues increased 28.8% to $694 million for the three months ended September 30, 2014 from $539 million for the three months ended September 30, 2013 (29.2% on a constant currency basis). Excluding the impact of the Arbitron acquisition, revenues increased 5.2% (5.6% on a constant currency basis). Audience measurement revenue, excluding Arbitron, grew 5.7% (6.2% on a constant currency basis). The increase in Watch revenues was driven by the continued strength of audience measurement, including digital and Advertiser Solutions.

Business Segment Operating Income/(Loss)

We do not allocate items below operating income/(loss) to our business segments and therefore the table below sets forth a summary of operating income/(loss) at the business segment level for the three months ended September 30, 2014 and 2013.

(IN MILLIONS)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Variance 2014 vs. 2013
Operating income/(loss) by segment
Buy	$109	$107	$2
Watch	226	163	63
Corporate and Eliminations	(22)	(26)	4
Total	$313	$244	$69

Buy Segment Operating Income

Operating income was $109 million for the three months ended September 30, 2014 as compared to $107 million for the three months ended September 30, 2013, as the revenue performance mentioned above was mostly offset by an increase investment in our global expansion of our services as well as higher depreciation and amortization expense in 2014.

Watch Segment Operating Income

Operating income was $226 million for the three months ended September 30, 2014 as compared to $163 million for the three months ended September 30, 2013. The increase was driven primarily by the revenue performance discussed above, the impact of productivity initiatives and lower restructuring charges partially offset by higher depreciation and amortization expense in 2014.

Corporate Expenses and Eliminations

Operating expenses were $22 million for the three months ended September 30, 2014 as compared to $26 million for the three months ended September 30, 2013 due primarily to higher restructuring charges for the three months ended September 30, 2013.

Results of Operations – Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following table sets forth, for the periods indicated, the amounts included in our Condensed Consolidated Statements of Operations:

	Nine Months Ended September 30,
(IN MILLIONS)	2014	2013
Revenues	$4,655	$4,092
Cost of revenues, exclusive of depreciation and amortization shown separately below	1,967	1,732
Selling, general and administrative expenses, exclusive of depreciation and amortization shown separately below	1,436	1,307
Depreciation and amortization	425	364
Restructuring charges	43	63
Operating income	784	626
Interest income	3	2
Interest expense	(229)	(227)
Foreign currency exchange transaction losses, net	(32)	(23)
Other expense, net	(100)	—
Income from continuing operations before income taxes and equity in net income of affiliates	426	378
Provision for income taxes	(207)	(104)
Equity in net income of affiliates	2	3
Income from continuing operations	221	277
Income from discontinued operations, net of tax	—	319
Net income	$221	$596

Consolidated Results for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenues

Revenues increased 13.8% to $4,655 million for the nine months ended September 30, 2014 from $4,092 million for the nine months ended September 30, 2013, or an increase of 15.1% on a constant currency basis, excluding a 1.3% unfavorable impact of changes in foreign currency exchange rates. Excluding the impact of the Arbitron and Harris Interactive acquisitions, revenues increased 3.2% (4.5% on a constant currency basis). Revenues within our Buy segment increased 4.5% (6.3% on a constant currency basis). Excluding the impact of the Harris Interactive acquisition, Buy segment revenues increased 1.8% (3.6% on a constant currency basis).  Revenues within our Watch segment increased 28.4% (29.0% on a constant currency basis). Excluding the impact of the Arbitron acquisition, Watch segment revenues increased 5.4% (5.9% on a constant currency basis).

Cost of Revenues, Exclusive of Depreciation and Amortization

Cost of revenues increased 13.6% to $1,967 million for the nine months ended September 30, 2014 from $1,732 million for the nine months ended September 30, 2013, or an increase of 14.4% on a constant currency basis, excluding a 0.8% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 8.9% (10.1% on a constant currency basis) due primarily to the impact of the Harris Interactive acquisition in February 2014 and the continued global expansion of our services. Costs within our Watch segment increased 20.2% (20.6% on a constant currency basis) due primarily to the impact of the Arbitron acquisition in September 2013 partially offset by the impact of productivity initiatives.

Selling, General and Administrative Expenses, Exclusive of Depreciation and Amortization

Selling, general and administrative expenses increased 9.9% to $1,436 million for the nine months ended September 30, 2014 from $1,307 million for the nine months ended September 30, 2013, or an increase of 11.0% on a constant currency basis, excluding a 1.1% favorable impact of changes in foreign currency exchange rates. Costs within our Buy segment increased 1.6% (2.8% on a constant currency basis) due primarily to the impact of the Harris Interactive acquisition in February 2014 as well as other investments associated with the global expansion of our services. Costs within our Watch segment increased 40.3% (40.7% on a constant currency basis) due primarily to the impact of the Arbitron acquisition in September 2013 as well as the impact of investments in product development initiatives. Corporate costs decreased by approximately $9 million primarily due to higher transaction-related costs in 2013.

Depreciation and Amortization

Depreciation and amortization expense was $425 million for the nine months ended September 30, 2014 as compared to $364 million for the nine months ended September 30, 2013. This increase was primarily due to higher depreciation and amortization expense associated with assets acquired in business combinations.

For the nine months ended September 30, 2014 and 2013, depreciation and amortization expense included charges for the depreciation and amortization of tangible and intangible assets acquired in business combinations of $152 million and $109 million, respectively.

Restructuring Charges

We recorded $43 million in restructuring charges relating to employee severance associated with productivity initiatives for the nine months ended September 30, 2014.

We recorded $63 million in restructuring charges relating to employee severance associated with productivity initiatives and contract termination costs for the nine months ended September 30, 2013.

Operating Income

Operating income for the nine months ended September 30, 2014 was $784 million as compared to $626 million for the nine months ended September 30, 2013. . Operating income within our Buy segment was $252 million for the nine months ended September 30, 2014 as compared to $268 million for the nine months ended September 30, 2013. Operating income within our Watch segment was $602 million for the nine months ended September 30, 2014 as compared to $441 million for the nine months ended September 30, 2013. Corporate operating expenses were $70 million for the nine months ended September 30, 2014 as compared to $83 million for the nine months ended September 30, 2013.

Interest Expense

Interest expense was $229 million and $227 million for the nine months ended September 30, 2014 and 2013, respectively. This result is primarily driven by the increased debt balance in September 2013 related to Arbitron acquisition financing and the interest expense allocated to our discontinued operations in the nine months ended September 30, 2013 as discussed in the “Discontinued Operations” section in “Factors Affecting Nielsen’s Financial Results” above, offset by the refinancing of Term Loan A and B in February 2013, the maturity of the mandatory convertible debt in February of 2013, the refinancing of the 11.625% senior notes in October 2013, and the refinancing of the 7.75% senior notes in April and July 2014.

Foreign Currency Exchange Transaction Gains/(Losses), Net

Foreign currency exchange transaction gains/(losses), net, represent the net gain or loss on revaluation of external debt, intercompany loans and other receivables and payables denominated in currencies other than the respective entity’s functional currency. Fluctuations in the value of foreign currencies relative to the U.S. Dollar have a significant effect on our operating results, primarily the Euro. The average U.S. Dollar to Euro exchange rate was $1.36 to €1.00 for the nine months ended September 30, 2014 as compared to $1.32 to €1.00 for the nine months ended September 30, 2013.

We incurred net losses of $32 million and $23 million for the nine months ended September 30, 2014 and 2013, respectively, resulting primarily from the devaluation of the Venezuela bolivars Fuertes as discussed in the “Foreign Currency” section of “Factors Affecting Nielsen’s Financial Results” as well as the fluctuations in certain foreign currencies associated with intercompany transactions.

Other Expense, Net

Other expense, net of $100 million for the nine months ended September 30, 2014 is primarily related to the “make-whole” premium associated with the redemption of our 7.75% Senior Notes due 2018, as well as the write-off of certain previously capitalized deferred financing fees associated with the Class D and E term loans, certain costs incurred in connection with the refinancings and the write down of a cost method investment.

Other expense, net for the nine months ended September 30, 2013 netted to zero and primarily relates to the write-off of the deferred financing costs and other costs associated with the amendment to our Senior Secured Credit Agreement and charges associated with the unused bridge loan terminated as part of the Arbitron acquisition offset by the gain from the Scarborough step acquisition.

Income Taxes

The effective rate for the nine months ended September 30, 2014 and 2013 were 49% and 27%, respectively.  The tax rate for the nine months ended September 30, 2014 was higher than the Dutch statutory rate as a result of the impact of tax rate differences in other jurisdictions where the Company files tax returns, residual tax expense on foreign source income, reserves for uncertain tax positions, and state and local income taxes offset by the favorable impact of certain financing activities.  The tax rate for the nine months ended September 30, 2013 was higher than the Dutch statutory rate as a result of the tax impact of the Venezuela currency revaluation and reserves for uncertain tax positions, offset by the favorable impacts of return to provision adjustments as well as the impact of certain financing activities.

Business Segment Results for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenues

The table below sets forth our segment revenue performance data for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, both on an as-reported and constant currency basis.

(IN MILLIONS)	Nine Months Ended September 30, 2014 Reported	Nine Months Ended September 30, 2013 Reported	% Variance 2014 vs. 2013 Reported	Nine Months Ended September 30, 2013 Constant Currency	% Variance 2014 vs. 2013 Constant Currency
Revenues by segment
Buy(a)	$2,615	$2,503	4.5%	$2,461	6.3%
Watch(b)	2,040	1,589	28.4%	1,582	29.0%
Total(c)	$4,655	$4,092	13.8%	$4,043	15.1%

(a)

The Buy segment includes the results of Harris Interactive for the nine months ended September 30, 2014, commencing on February 3, 2014, the acquisition date. Excluding the impact from the Harris Interactive acquisition, total Buy revenue was $2,549 million, an increase of 1.8% (3.6% on a constant currency basis).

(b)

The Watch segment includes Arbitron results for the nine months ended September 30, 2014. Excluding the impact from the Arbitron acquisition, total Watch revenue was $1,675 million, an increase of 5.4% (5.9% on a constant currency basis).

(c)

Total Nielsen revenue includes the results of both Arbitron (full period) and Harris Interactive (from February 3, 2014) for the nine months ended September 30, 2014. Excluding the impact from the two acquisitions, total Nielsen revenue was $4,224 million, an increase of 3.2% (4.5% on a constant currency basis).

Buy Segment Revenues

Revenues increased 4.5% to $2,615 million for the nine months ended September 30, 2014 from $2,503 million for the nine months ended September 30, 2013 (6.3% on a constant currency basis). Excluding the impact of the Harris Interactive acquisition, revenues increased 1.8% (3.6% on a constant currency basis). Revenues from emerging markets increased 2.7% (9.0% on a constant currency basis) and revenues from developed markets increased 5.4% (4.9% on a constant currency basis). Excluding the impact from the Harris Interactive acquisition, revenues from developed markets increased 1.4% (1.0% on a constant currency basis).

Revenues from Information services increased 2.3% to $2,009 million for the nine months ended September 30, 2014 from $1,964 million for the nine months ended September 30, 2013 (4.2% on a constant currency basis).  Growth in Information services was driven by increased client investment in retail measurement in the emerging markets as well as the addition of new clients in developed markets.

Revenues from Insights services increased 12.4% to $606 million for the nine months ended September 30, 2014 from $539 million for the nine months ended September 30, 2013 (13.7% on a constant currency basis). Excluding the impact of the Harris acquisition, revenues from Insights services were flat (an increase of 1.3% on a constant currency basis), due to softness in North America.

Watch Segment Revenues

Revenues increased 28.4% to $2,040 million for the nine months ended September 30, 2014 from $1,589 million for the nine months ended September 30, 2013 (29.0% on a constant currency basis). Excluding the impact of the Arbitron acquisition, revenues increased 5.4% (5.9% on a constant currency basis). Audience measurement revenue, excluding Arbitron, grew 5.7% (6.3% on a constant currency basis). The increase in Watch revenues was driven by the continued strength of audience measurement, including digital and Advertiser Solutions.

Business Segment Operating Income

We do not allocate items below operating income/(loss) to our business segments and therefore the table below sets forth a summary of operating income/(loss) at the business segment level for the nine months ended September 30, 2014 and 2013.

(IN MILLIONS)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Variance 2014 vs. 2013
Operating income/(loss) by segment
Buy	$252	$268	$(16)
Watch	602	441	161
Corporate and Eliminations	(70)	(83)	13
Total	$784	$626	$158

Buy Segment Operating Income

Operating income was $252 million for the nine months ended September 30, 2014 as compared to $268 million for the nine months ended September 30, 2013 as the revenue performance mentioned above was more than offset by investment in the continued global expansion of our services, higher depreciation and amortization expense and stock-based compensation expense.

Watch Segment Operating Income

Operating income was $602 million for the nine months ended September 30, 2014 as compared to $441 million for the nine months ended September 30, 2013. The increase was driven primarily by the revenue performance discussed above and the impact of productivity initiatives partially offset by higher depreciation and amortization expense.

Corporate Expenses and Eliminations

Operating expenses were $70 million for the nine months ended September 30, 2014 as compared to $83 million for the nine months ended September 30, 2013 due primarily to higher restructuring charges for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Overview

We have consistently generated strong cash flows from operations, providing a source of funds of $690 million during the nine months ended September 30, 2014 as compared to $590 million for the nine months ended September 30, 2013, an increase of $100 million or 16.9%.  We provide for additional liquidity through several sources including maintaining an adequate cash balance, access to global funding sources and a committed revolving credit facility. The following table provides a summary of the major sources of liquidity as of and for the nine months ended September 30, 2014 and 2013:

(IN MILLIONS)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net cash from operating activities	$690	$590
Cash and cash equivalents	$355	$725
Availability under Revolving credit facility	$572	$622

Of the $355 million in cash and cash equivalents, approximately $321 million was held in jurisdictions outside the U.S. and as a result there may be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the U.S. We regularly review the amount of cash and cash equivalents held outside of the U.S. to determine the amounts necessary to fund the current operations of our foreign operations and their growth initiatives and amounts needed to service our U.S. indebtedness and related obligations.

We continue to focus on extending debt maturities and reducing cash interest expense. As set forth in more detail below, in 2013 and 2014 we obtained amendments to our term loan and revolving credit facilities, and used the proceeds from new issuances of senior notes to redeem previously outstanding notes with higher interest rates. The below table illustrates the results of these efforts through the decrease in our weighted average interest rate and cash paid for interest over the nine months ended September 30, 2014 and 2013, respectively.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Weighted average interest rate	3.85%	4.64%
Cash paid for interest, net of amounts capitalized (in millions)	$183	$196

In 2013 we re-priced $3 billion of our term loan facility, issued $625 million of 5.50% Senior Notes and redeemed certain of our notes issued with higher rates of interest.

In April 2014, we completed the issuance of $750 million in aggregate principal amount of 5.00% Senior Notes due 2022 at par.  In addition, in April 2014 we entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement, which provides for three new classes of term loans, Class A Term Loans, Class B-1 Term Loans and Class B-2 Term Loans, in a combined principal amount of $3,180 million and €286 million, the proceeds of which, when combined with the net proceeds from the $750 million 5.0% Senior Notes, were used to repay and replace our existing Class D Term Loans maturing in February 2017  and the Class E Term Loans maturing in May 2016.  Concurrent with the refinancing of the term loans, the existing $635 million revolving credit facility with a final maturity of April 2016 was replaced with new aggregate revolving credit commitments of $575 million with a final maturity of April 2019.  Finally, in May 2014 we completed the redemption of $280 million in principal amount of the then currently outstanding $1,080 million aggregate principal amount of 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium. As a result of these transactions, we recorded a pre-tax charge of $45 million during the second quarter of 2014 to other (expense)/income, net in the condensed consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized deferred financing fees associated with the Class D and E term loans and certain costs incurred in connection with the refinancings.

In July 2014, we completed the issuance of an additional $800 million aggregate principal amount of 5.00% Senior Notes due 2022. The notes are traded interchangeably with the $750 million aggregate principal amount of 5.00% Senior Notes due 2022 issued in April 2014. In addition, in July 2014, we completed the redemption of the remaining $800 million of outstanding 7.75% Senior Notes due 2018 at a redemption price of 100% of the principal amount thereof plus an applicable “make-whole” premium.  As a result of these transactions, we recorded a pre-tax charge of  $51 million during the third quarter of 2014 to other (expense)/income, net in the condensed consolidated statement of operations primarily related to the “make-whole” premium associated with the note redemption, as well as the write-off of certain previously capitalized deferred financing fees associated with the 7.75% Senior Notes.

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

Covenant Compliance

In April 2014, we entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement.  The financial covenant contained in our Fourth Amended and Restated Credit Agreement consist of a maximum leverage ratio applicable to our indirect wholly-owned subsidiary, Nielsen Holding and Finance B.V. and its restricted subsidiaries. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the Senior Secured Credit Agreement) at the end of any calendar quarter to Covenant EBITDA (as defined in the Senior Secured Credit Agreement) for the four quarters then ended to exceed a specified threshold. The maximum permitted ratio is 5.50 to 1.00.

Failure to comply with this financial covenant would result in an event of default under our Fourth Amended and Restated Credit Agreement unless waived by our senior credit lenders. An event of default under our Fourth Amended and Restated Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As our failure to comply with the financial covenant described above can cause us to go into default under the agreements governing our indebtedness, management believes that our Fourth Amended and Restated Credit Agreement and this covenant are material to us. As of September 30, 2014, we were in full compliance with the financial covenant described above.

Revolving Credit Facility

In April 2014, we entered into an amendment agreement to amend and restate the Third Amended and Restated Senior Secured Credit Agreement in the form of the Fourth Amended and Restated Credit Agreement, in connection with which the existing $635 million revolving credit facility was replaced with new aggregate revolving credit commitments of $575 million with a final maturity of April 2019. The Fourth Amended and Restated Credit Agreement contains a senior secured revolving credit facility under which Nielsen Finance LLC, TNC (US) Holdings, Inc., and Nielsen Holding and Finance B.V. can borrow revolving loans. The revolving credit facility can also be used for letters of credit, guarantees and swingline loans.

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

As of September 30, 2014 and 2013, we had zero borrowings outstanding and had outstanding letters of credit of $3 million and $13 million, respectively. As of September 30, 2014, we had $572 million available for borrowing under the revolving credit facility.

Dividends and Share Repurchase Program

N.V. remains committed to driving shareholder value as evidenced with the adoption of a quarterly cash dividend policy by our board of directors in 2013, under which N.V. has paid $261 million in cash dividends for the nine months ended September 30, 2014 and $265 million in cash dividends during 2013. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will be subject to the board’s continuing determination that the dividend policy and the declaration of dividends thereunder are in the best interests of N.V.’s shareholders, and are in compliance with all laws and agreements to which we are subject.  The below table summarizes the dividends declared on N.V.’s common stock during 2013 and the nine months ended September 30, 2014.

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 31, 2013	March 6, 2013	March 20, 2013	$0.16
May 2, 2013	June 5, 2013	June 19, 2013	$0.16
July 25, 2013	August 28, 2013	September 11, 2013	$0.20
October 22, 2013	November 25, 2013	December 9, 2013	$0.20
February 20, 2014	March 6, 2014	March 20, 2014	$0.20
May 1, 2014	June 5, 2014	June 19, 2014	$0.25
July 24, 2014	August 28, 2014	September 11, 2014	$0.25

On July 25, 2013, our Board approved a share repurchase program for up to $500 million of N.V.’s outstanding common stock. The primary purpose of the program is to mitigate dilution associated with N.V.’s equity compensation plans. Repurchases will be made in accordance with applicable securities laws from time to time in the open market depending on our management’s evaluation of market conditions and other factors. The program will be executed within the limitations of N.V.’s Board’s existing authority granted at our 2014 Annual General Meeting of Shareholders. As of September 30, 2014, N.V. has purchased 1,898,112 shares of N.V.’s common stock at an average price of $45.37 per share (total consideration of approximately $86 million) under this program. The activity during the nine months ended September 30, 2014 consisted of open market share repurchases and is summarized in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs
2013 Activity	289,839	$39.49	289,839	$488,554,427
2014 Activity
January 1- 31	—	n/a	—	$488,554,427
February 1- 28	110,239	$43.42	110,239	$483,768,078
March 1- 31	241,091	$46.85	241,091	$472,472,783
April 1-30	269,972	$44.47	269,972	$460,467,412
May 1-31	211,848	$47.20	211,848	$450,467,820
June 1-30	207,243	$47.44	207,243	$440,635,906
July 1-31	188,612	$48.54	188,612	$431,480,660
August 1-31	181,509	$47.15	181,509	$422,921,757
September 1-30	197,759	$45.66	197,759	$413,891,828
Total	1,898,112	$45.37	1,898,112

On October 23, 2014, we announced that our Board approved a new share repurchase program for up to $1 billion of N.V.’s outstanding common stock. This is in addition to the current authorization in place since July 2013 as described above.  Repurchases will be made in accordance with applicable securities laws from time to time in the open market or otherwise depending on Nielsen management’s evaluation of market conditions and other factors. This program will be executed within the limitations of the existing authority granted at N.V.’s 2014 Annual General Meeting of Shareholders.

Cash Flows

Operating activities. Net cash provided by operating activities was $690 million for the nine months ended September 30, 2014, as compared to $590 million for the nine months ended September 30, 2013. This increase was driven by the overall financial performance described above and reductions in interest paid. Our key collections performance measure, days billing outstanding (DBO), increased by 1 day as compared to the same period last year.

Investing activities. Net cash used in investing activities was $482 million for the nine months ended September 30, 2014, as compared to $523 million for the nine months ended September 30, 2013. The primary driver for the decrease was the net amount paid for our Arbitron acquisition in 2013 partially offset by the net proceeds received from the sale of our Expositions business in 2013 as well as higher acquisition payments (excluding Arbitron) during the nine months ended September 30, 2014 as compared to the same period for 2013.

Financing activities. Net cash used in financing activities was $371 million for the nine months ended September 30, 2014 as compared to net cash provided by financing activities of $390 million for the nine months ended September 30, 2013. The increase in cash used in financing activities is primarily due to the decrease in net proceeds from debt issuance and refinancing activity for the nine months ended September 30, 2014 as compared to the net proceeds from the debt issuance and refinancing activity for the nine months ended September 30, 2013, and the higher dividend payments and share repurchasing, as described in the “Dividends and Share Repurchase Program” section above, during the nine months ended September 30, 2014 as compared to the same period of 2013.

Capital Expenditures

Investments in property, plant, equipment, software and other assets totaled $274 million for the nine months ended September 30, 2014 as compared to $255 million for the nine months ended September 30, 2013.

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

Revenue Recognition

In May 2014, the FASB issued an ASU, “Revenue from Contracts with Customers”. The new revenue recognition standard provides a five step analysis of transactions to determine when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  We are currently assessing the impact of the adoption of this ASU will have on our condensed consolidated financial statements.

Going Concern

In August 2014, the FASB issued an ASU, “Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for all entities in the first annual period ending after December 15, 2016; however, early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on our condensed consolidated financial statements.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014 (the “Evaluation Date”). Based on such evaluation and subject to foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

The Nielsen Company B.V. (Registrant)

Date: October 23, 2014	/s/ Jeffrey R. Charlton
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

4.1

Supplemental Indenture, dated as of July 8, 2014, among Nielsen Finance LLC, Nielsen Finance Co., the Guarantors (as defined therein) and Law Debenture Trust Company of New York, as Trustee (incorporated herein by reference to the Current Report on Form 8-K filed on July 8, 2014 (File No. 333-191458))

31.1*	CEO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

31.2*	CFO 302 Certification Pursuant to Rule 13a-15(e)/15d-15(e)

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101*

The following financial information from The Nielsen Company B.V.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Balance Sheets at September 30, 2014 (Unaudited) and December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

*  Filed or furnished herewith